Form 10-K
period 1993-12-31
MAXICARE HEALTH PLANS INC
filed 1994-03-29
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-K


       [X] Annual report pursuant to Section  13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal year ended December 31, 1993; or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       Commission file number: 0-12024
                               -------

                          MAXICARE HEALTH PLANS, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                95-3615709
       -------------------------------               -----------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


       1149 South Broadway Street, Los Angeles, California     90015
       ---------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (213) 765-2000
                                                           --------------

             Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
                 Title of each class             on which registered
                 -------------------             -------------------
                       None                             None


             Securities registered pursuant to Section 12(g) of the Act:


                             Common Stock, $.01 par value
                ------------------------------------------------
                              (Title of Class)

                Warrants to purchase 555,555 shares of Common Stock
                ---------------------------------------------------
                              (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES   X    NO
                                   -----     -----


           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                   -------


           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                               YES   X    NO
                                   -----     -----

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1994:


                    Common Stock, $.01 par value - $147,322,656
                    Preferred Stock, $.01 par value - $96,693,480

           The number of shares outstanding of each of the issuer's classes of capital stock, as of March 18, 1994:


                    Common Stock, $.01 par value - 10,073,344 shares Preferred Stock, $.01 par value 2,400,000 shares

           As of March 18, 1994, Registrant had 1,075,085 shares of Common Stock being held by the Registrant, as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I
                                     ------

       Item 1. Business
               --------

       General
       -------

       Maxicare Health Plans, Inc., a Delaware corporation (the "Company") is a managed health care company, with a combined enrollment of approximately 293,000 at January 1, 1994. The Company owns and operates a system of 7 health maintenance organizations ("HMOs") in 7 states including California, Indiana, Illinois, Louisiana, North Carolina, South Carolina, and Wisconsin and three preferred provider organizations ("PPOs") called Maxiselect. Through its HMO operations, the Company arranges for comprehensive health care services to  its  members  for  a  predetermined  prepaid  fee.  The
       Company provides these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services, and with hospitals and other providers under a variety of fee arrangements. The Company believes that an HMO offers certain advantages over traditional health insurance:

           -   To the member, an  HMO  offers comprehensive and coordinated
               health  care   programs,   including   preventive  services,
               generally without requiring claims forms.

           - To the employer, an HMO offers an opportunity to improve the breadth and quality of health benefit programs available to employees and their families without a significant increase in cost or administrative burdens.

           - To the health care provider, such as physician groups and hospitals, an HMO provides a more predictable revenue source.

       The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
       (213)765-2000.

       History
       -------

       On December 5, 1990, Maxicare Health Plans, Inc., a California corporation whose shares were publicly traded and the former parent company of the Company's businesses ("MHP"), merged with and into HealthCare USA Inc., a Delaware corporation ("HealthCare"), one of its wholly-owned subsidiaries, for the purpose of reincorporating from the state of California into the state of Delaware.

       Except as expressly provided herein or where the context requires, references to "MHP" and the "Company" herein pertain to both pre-merger Maxicare Health Plans, Inc., a California corporation, and to post-merger Maxicare Health Plans, Inc., a Delaware corporation.

       The HMO business of the Company originated in California in 1973. The business was operated as a nonprofit corporation through 1980. The Company was incorporated in California on December 23, 1980, to serve as a holding company for the California HMO and related entities. At the end of 1980, the California HMO was converted to a for-profit corporation. The Company began multi-state operations in June 1982 by purchasing 100% of CNA Health Plans, Inc.

       As part of its expansion strategy, the Company acquired all of the stock of HealthCare and HealthAmerica Corporation ("HealthAmerica") in the fourth quarter of 1986. At that time, HealthCare owned or managed HMOs in three states and HealthAmerica owned or managed HMOs in 17 states, including 11 states not previously serviced by the Company.

       The business of the Company's corporate predecessor, HealthCare, commenced in December 1968 when, through a predecessor corporation, it opened its first hospital. HealthCare was initially incorporated in January 1981 under the name of Greatwest Hospitals Inc. HealthCare's first HMO was acquired on December 30, 1981 through a merger with General Medical Centers, Inc.

       The acquisitions of HealthCare and HealthAmerica were highly leveraged and resulted in a substantial increase in the Company's long-term debt. These acquisitions, combined with adverse industry conditions and inadequate pricing policies, produced a dramatic deterioration in the Company's operating performance and financial condition.

       These financial difficulties ultimately caused certain of the Company's HMOs to fall out of compliance with state regulations and its loan agreement with various banks (the "Bank Group") and to default under the terms of its public indebtedness.

       As a result of deteriorating financial, operational and regulatory situations, MHP and forty-seven affiliated entities filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in March and April of 1989 (the "Petition Dates"). Hereinafter, all 48 entities which filed bankruptcy petitions may from time to time be referred to as the "Debtors".

       Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations of the Debtors, except those expressly assumed by them, were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan"). On or shortly after the Effective Date, the Company transferred approximately $85.4 million of cash to be distributed under the Reorganization Plan to segregated bank accounts and issued global certificates evidencing $67.0 million principal amount of 13.5% Senior Notes due December 5, 2000 (the "Senior Notes"), 10,000,000 shares of Common Stock and warrants to purchase an additional 555,555 shares of Common Stock (the "Warrants") to be distributed to holders of allowed claims and interests under the Reorganization Plan.

       As of January 31, 1994, approximately $85.5 million in cash, $39.7 million principal amount of Senior Notes, $18.2 million of cash in lieu of the now redeemed Senior Notes (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements"), 8.9 million shares of Common

       Stock and 8,858 Warrants to purchase Common Stock had been distributed to holders of allowed claims. The remaining amounts of cash and securities will be distributed to holders of allowed claims upon adjudication of the remaining disputed claims pursuant to a formula set forth in the Reorganization Plan.

       In addition to the foregoing, certain assets of the Debtors which were not retained by the reorganized Company were transferred to a distribution trust for liquidation on behalf of the creditors (the "Distribution Trust") after reimbursement of expenses of the Distribution Trust. As of January 31, 1994, $8.9 million has been disbursed by the Distribution Trust to the disbursing agent. The Company anticipates that future distributions will be made from the Distribution Trust.

       Pursuant to the Reorganization Plan, the Company is required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). In March 1992, the Company consummated the sale of $60 million of Series A Cumulative Convertible Preferred Stock (the "Series A Stock") (see "Item 8. Financial Statements and Supplementary Data - Note 6 to the Company's Consolidated Financial Statements"). The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has responded to various inquiries of the New Committee and may engage in future discussions in an attempt to resolve any disputed items. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million on this matter (see "Item 8. Financial Statements and Supplementary Data").

       The Bankruptcy Court retains jurisdiction over implementation and interpretation of the Reorganization Plan and, pursuant to a stipulation with the South Carolina regulators, over the operations of the South Carolina HMO, until all regulatory approvals regarding this HMO have been obtained (see "Item 1. Business - Government Regulation").

       The Managed Health Care Industry
       --------------------------------

       The Company owns and operates a multi-state system of HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay all or most of the predetermined fee that does not vary with the nature or extent of health care services provided to the member, and the member pays a relatively small copayment or deductible for certain services. The fixed payment distinguishes HMOs from conventional health insurance plans that contain customary copayment and deductible features and also require the submission of claims forms. An HMO receives a fixed amount from its members regardless of the nature and extent of health care services provided, and as a result, an HMO has an incentive to keep its members healthy and to manage its costs through strategies such as monitoring hospital admissions and reviewing specialist referrals by primary care physicians. The goal is to combine the delivery of and access to quality health care services with effective management controls to make the most cost-effective use of health care resources.

       Although HMOs have been operating in the United States for half a century, their popularity began increasing in the 1970's in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item
       1. Business - Government Regulation").

       There are four basic organizational models of HMOs which are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group which provides services primarily for HMO members and receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the number of physician visits. Under the independent practice association model, the HMO either contracts with a physicians' association, which in turn contracts directly with individual physicians, or contracts directly with individual physicians. In either case, these physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, hospitals and other health care providers. The physician groups are paid on a capitation basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs include only network, group and independent practice association models. For the year ended December 31, 1993, 58% of the Company's health care expenses represented capitation payments to providers.

       PPOs are generally a network of health care providers which offer their services to health care purchasers, such as employers. PPO members choose from among the various contracting physician groups and independent practice associations (the "Physician Groups") the particular group from which they desire to receive their medical care, or choose a noncontracting physician and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. Payment is based on some variation of fee-for-service reimbursement and health care services are determined by the terms of the contract. The Company's PPO business began in Indiana, California and Louisiana in the fourth quarters of 1989, 1990 and 1992, respectively. In the third quarter of 1993 the Company introduced a primary care physician network product ("PCPN") to a Louisiana employer group with a health care plan which is self-insured. Under the PCPN, eligible members of the employer group may choose the Company's contracted physician network for their primary care services for a period of one year. The Company's PPO and PCPN lines of business represent approximately five percent (5%) of the Company's combined enrollment at December 31, 1993. The Company believes that the PPO and PCPN products offered by Maxicare Life and Health Insurance Company, a wholly-owned subsidiary of the Company, expand the options for members, while maintaining the concept of managed health care and is exploring the possibility of offering the PPO business and additional products and indemnity services in other markets.

       Health Care Services
       --------------------

       In exchange for a predetermined monthly payment, an HMO member is entitled to receive a broad range of health care services. Various state and federal regulations require an HMO to offer its members physician and hospital services, and permit an HMO to offer certain supplemental services such as dental care and prescription drug services at an additional cost (see "Item 1. Business - Government Regulation"). As of December 31, 1993, the Company's HMOs had contracts with approximately 300 hospitals in 7 states and the Company owns and operates 3 pharmacies in California.

       The Company's members generally receive the following range of health care services:

           Primary Care Physician Services - medical care provided by primary care physicians (typically family practitioners, general internists and pediatricians). Such care generally includes periodic physical examinations, well-baby care and other preventive health services, as well as the treatment of illnesses not requiring referral to a specialist.

           Specialist Physician Services - medical care provided by specialist physicians on referral from the responsible primary care physicians. The most commonly used specialist physicians include obstetrician-gynecologists, cardiologists, surgeons and radiologists.

           Hospital  Care  -   inpatient   and  outpatient  hospital  care
           including room and board, diagnostic tests, and medical and surgical procedures.

           Diagnostic Laboratory Services - inpatient and outpatient laboratory tests.

           Diagnostic and Therapeutic Radiology Services - X-ray and nuclear medicine services, including CT scans and therapeutic radiological procedures.

           Home  Health  Services   -   medical  and  surgical  procedures
           performed on an outpatient basis, including emergency room services where such services are medically necessary, outpatient surgical procedures, evaluation and crisis intervention, mental health services, physical therapy and other similar services in which hospitalization is not medically necessary or appropriate.

           Other Services - other related health care services such as ambulance, family planning and infertility services and health education (including prenatal nutritional counseling, weight-loss and stop-smoking programs).

       Additional optional services include in-patient psychiatric care, hearing aids, durable medical supplies and equipment, dental care, vision care, chiropractic care and prescription drug services.

       Delivery of Health Care Services
       --------------------------------

       The Company's  HMOs  provide  for  a  portion  of  the  health care services to its members by contracting on a prepaid basis with physician groups. The Company's HMOs typically pay to the physician groups a monthly capitation fee for each member assigned to the group. The amount of the capitation fee does not vary with the nature or extent of services utilized. In exchange for the capitation fee, the physician groups provide professional services to members, including laboratory services and X-rays. Members choose from among the various contracting physician groups the particular group from which they desire to receive their medical care.

       Members select a primary care physician to serve as their personal physician from the physician group. This physician will oversee their medical care and refer them to a specialist when medically necessary. In order to attract new members and retain existing members, the Company's HMOs must retain a network of quality physician groups and develop agreements with new physician groups.

       The Company's HMOs contract for hospital services with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. Hospitalization costs are not generally included in the capitation fee paid by the Company's HMOs to physician groups. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and must take place in hospitals affiliated with the Company's HMOs. When emergency situations arise, however, which require medical care by physicians or hospitals not affiliated with the Company's HMOs, the Company's HMOs assume financial responsibility for the cost of such care.

       In mid 1992 the Company began restructuring its provider network in the Indianapolis marketplace as a result of the termination of contract negotiations with MH Healthcare, Inc. ("MetroHealth"), a health care provider in that market. Pursuant to the contract which expired on December 31, 1992, the enrollees in Indianapolis who use the MetroHealth facilities, comprising approximately 8% of the Company's total enrollment at December 31, 1993, will continue to have access to MetroHealth providers through March 31, 1994.

       MetroHealth currently offers its own HMO in the Indianapolis area. The restructuring of the Company's relationships among health care providers in the Indiana marketplace contributed to an increase in health care expenses (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). The provider network restructuring which began in mid 1992 has been substantially completed as of the first quarter of 1994. Total enrollment in the Indiana HMO decreased approximately 22% during the first quarter of 1994 from December 31, 1993 but the Company believes that it will ultimately be able to replace a substantial number of the members who remain with MetroHealth and that the restructuring of the provider network will not have a long-term adverse impact on the Company's operations.

       Premium Structure and Cost Control
       ----------------------------------

       The Company generally sets its membership fees, or premiums, pursuant to a community rating system which means that it charges the same nominal premium per class of subscriber within a geographic area for like services; however, groups which meet certain enrollment requirements are charged premiums based on prior cost experience (see "Item 1. Business - Government Regulation").

       The Company has attempted to develop uniform procedures and guidelines to manage medical care costs. These procedures and guidelines include the annual negotiation of the capitation fee paid to physician groups, hospitals, dentists and pharmacies, the negotiation of discount contracts with other health care providers and the placement of financial responsibility on the primary care physician for the initiation of specialist referrals and hospital utilization. In situations where the Company assumes the financial responsibility for specialist referrals and hospital utilization, health care providers are rewarded monetarily for specified levels of utilization through incentive programs.

       In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to effect cost containment. These programs are intended to address utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery, (ii) establish whether services must be performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent and/or retrospective review. In addition, the Company revised the terms and procedures of its pharmacy plan which incorporates such cost containment features as drug formularies (a Company-developed listing of preferred, cost-effective drugs).

       The Company establishes an annual budget for each geographic area and determines the expected costs of providing services in such areas. The budget is calculated on a per member per month basis for specific components. These include professional care by the contracting Physician Groups; hospitals; prescription drug and dental care services; emergency care; other health care services; and administration. The Company budgets hospital costs on the basis of utilization experience, actual cost per member per month, expected inflation and anticipated changes in health care delivery.

       For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data-Consolidated Statements of Operations" included herein.

       Management Information Systems
       ------------------------------

       All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and make available management and accounting reports including eligibility, capitation, billing and claims information on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The corporate data center is located in Los Angeles.

       Quality Assurance
       -----------------

       As required by federal and state law, the Company evaluates the quality and appropriateness of the medical care delivered to its members by its independently contracted providers in a number of ways including performing periodic medical care evaluation studies, analyzing monthly utilization of certain services, conducting periodic member satisfaction studies and reviewing and responding to member and physician grievances.

       The Company compiles a variety of statistical information concerning the utilization of various services, including emergency room care, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-
       utilization is closely evaluated in an effort to monitor the quality of care provided to the Company's members by physician groups.

       The Company has a member services department which deals directly with members concerning their health care questions, comments, concerns or grievances. The Company conducts annual surveys questioning members about their level of satisfaction with the services they receive. Management reviews any problems that are presented by members concerning the delivery of medical care and receives periodic reports summarizing member grievances.

       Marketing
       ---------

       Primary responsibility for the Company's marketing efforts rests with a marketing director and sales representatives for each HMO operated by the Company. Members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium. In most instances, employers offer employees a choice of traditional health insurance or membership with HMOs such as those operated by the Company. The Company's HMOs' agreements with employers are generally for a term of 12 months subject to renewal annually. Once the Company's relationship with the employer is established, marketing efforts are then focused on employees. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. By the end of January, approximately 62% of the Company's members select their desired health care coverage for the ensuing annual period. New employees make their choices at the time of employment. The Company's HMO membership is widely diverse, with no employer group comprising 10% or more of the Company's total enrollment. As of December 31, 1993, the Company's HMOs were offered by more than 1,400 employer groups.

       The Company has also developed a multi-state account program which offers employers having multiple locations in areas served by the Company's HMOs the opportunity to deal with one primary account manager. Billing and enrollment procedures are handled at a plan level giving the multi-state employer the opportunity to monitor individual areas within his employer group. For certain multi-state employers, the Company develops individual marketing and benefit programs for separate divisions, locations or benefit classes within the same employer.

       The Company believes that attracting employers is only the first step toward increasing enrollment at each of its HMOs; ultimately, the Company's ability to retain and increase membership will depend upon how users of the health care system assess its benefit package, rates, quality of service, financial condition and responsiveness to user demands.

       Competition
       -----------

       The health care industry is highly competitive and the managed health care industry is becoming increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of the indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, conventional health insurers and PPOs as well as employers who elect to self-insure, and for quality physician groups with other HMOs and PPOs. Many of these competitors are larger or have greater financial resources than the Company. The level of competition varies from state to state depending on the variety and size of other conventional insurance, HMO and PPO health care services offered in each state. Competitors of the Company include such well known entities as Kaiser, Health Net and Pacificare (in California), MetroHealth (in Indiana), and HMO Illinois, Partners National Health Plan, Humana and Chicago HMO (in Illinois).

       The Company believes the principal competitive factors it faces are premium rates, the quality of contracted providers, the variety of health care coverage options offered and the quality of service to members and providers. Competition may result in pressure to reduce rates or limit the growth potential of HMOs in any particular market. Employers, for example, are increasingly cost sensitive in selecting health care providers for their employees, which provides an incentive for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers which offer not only HMO services but PPO and indemnity health care services to employer groups. In an effort to remain competitive, the Company has begun to offer a variety of health care services, including PPOs, and is actively exploring offering additional PPO and indemnity services through joint ventures or other arrangements.

       Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies respond to proposed health care reform and seek to expand their operating territories to gain economies of scale and market share.

       Government Regulation
       ---------------------

       The federal government and each of the states in which the Company's HMOs operate have enacted statutes regulating the activities of HMOs. The most important laws affecting the Company are the Federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the regulations thereunder promulgated by the Secretary of Health and Human Services, and the various state regulations mandating compliance with certain net worth and other financial tests.

       Federal Regulations. All of the Company's HMOs are federally qualified under the HMO Act. The HMO Act and regulations provide that, with certain exceptions, each employer of at least 25 employees must permit two "qualified" HMOs to market a health benefits plan to its employees, with the employer contributing the same amount toward the employee's HMO enrollment fee as it would otherwise have paid for conventional health care insurance. Under federal regulations, services to members must be provided substantially on a fixed prepaid monthly basis, without regard to the actual level of utilization of services. Premiums established by HMOs may vary from employer to employer through composite rate factors and special treatment of certain broad classes of members, including geographical location ("community rating"). Experience rating of accounts (i.e., setting premiums for a group account based on that group's past use of health care services) is also permitted under federal regulations in certain circumstances. From time to time, modifications to the HMO Act have been considered by Congress. The Company is unable to predict what, if any, modifications to the HMO Act will be passed into law or what effect, if any, such legislation would have upon the operations, profitability or business prospects of the Company.

       Among other areas regulated by federal and state law, although not necessarily by each state, are the scope of benefits available to members, the manner in which premiums are structured, procedures for review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers, procedures for resolving grievances, licensure, expansion of service area, and financial condition. The HMOs are subject to periodic review by the federal and state licensing authorities which regulate the HMOs.

       State Regulations. With the exception of the Company's South Carolina HMO, all of the Company's operational HMOs are licensed by pertinent state authorities. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity as a division of one of the Company's other HMOs. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation by changing its legal structure to that of a division of another one of its operating HMOs, or as a separately licensed HMO in the state of South Carolina. Presently, the Company is discussing with the North Carolina Department of Insurance the possibility of operating the South Carolina HMO as a division of the North Carolina HMO. In any event, the Company does not believe that the resolution of this situation will have a materially adverse effect on the Company taken as a whole.

       All of the Company's HMOs are subject to extensive state regulations which require the HMO to comply with certain net worth and other financial tests. A number of states have recently enacted legislation which increases these financial tests. To the extent an HMO fails to satisfy these regulatory requirements, MHP may need to infuse the HMO with additional capital in order to maintain the good standing of the HMO in the state. Under the HMO's business plans and in order to ensure financial compliance with state regulators, the Company is currently operating under a decentralized and segregated cash management system. The Company has implemented administrative services agreements which provide for MHP to furnish various management, financial, legal, computer and telecommunication services to the HMOs pursuant to the terms of the agreement with each HMO.

       The Company believes that it is currently operating in compliance with the state regulations and has obtained regulatory approval of the operational and financial plans and related administrative services agreements for its HMOs.

       The issue of health care reform continues to undergo intense discussion and examination by the public and private sectors. A number of proposals for health care reform have been introduced by both state and federal governments which include such concepts as universal coverage, comprehensive benefits, quality in the delivery of health care at an affordable price and portability of coverage for the insured. Many proposals are still being developed. Though the role of managed care appears to be an integral part in most proposals, the Company cannot determine the effect, if any, these proposals may have on the business or operations of the Company, if adopted.

       Employees
       ---------

       As of December 31, 1993, the Company employed approximately 465 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement and the Company believes its employee relations are good.

       Directors and Executive Officers of the Registrant
       --------------------------------------------------

       The directors and executive officers of the Company at December 31, 1993 were as follows:


            Name                     Age               Position
       Peter J. Ratican               50         Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and President

       Eugene L. Froelich             52         Chief Financial Officer,
                                                 Executive Vice President -
                                                 Finance and Administration
                                                 and Director

       Alan D. Bloom                  48         Senior Vice President,
                                                 Secretary and General
                                                 Counsel

       Aivars L. Jerumanis            55         Senior Vice President -
                                                 Management Information
                                                 Systems and Chief
                                                 Information Officer

       Richard A. Link                39         Chief Accounting Officer
                                                 and Senior Vice President -
                                                 Accounting

       Samuel W. Warburton, M.D.      50         Senior Vice President -
                                                 Medical Affairs

       William B. Caswell             38         Vice President, General
                                                 Manager - Maxicare California

       David J. Hammons               43         Vice President -
                                                 Administrative      Services,
                                                 Chief Actuary

       Robert J. Landis               34         Treasurer

       Vicki F. Perry                 41         Vice President, General
                                                 Manager - Maxicare Indiana

       Claude S. Brinegar             67         Director

       Leon M. Clements               52         Director

       Florence F. Courtright         61         Director

       Thomas W. Field, Jr.           60         Director

       Charles E. Lewis               65         Director

       Peter J. Ratican was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company in August 1988. Prior to joining the Company, Mr. Ratican was a senior executive of DeLaurentiis Entertainment Group Inc. and MCA INC. Prior to joining MCA INC., Mr. Ratican was a Senior Audit Manager for the Los Angeles Office of Price Waterhouse, specializing in the entertainment and health care industries. He is a member of the California Knox-Keene Health Care Services Advisory Committee, which assists the California Department of Corporations in regulating prepaid health plans (HMOs). Mr. Ratican has been a director of the Company since August 1983. He received a Bachelor of Science degree in Accounting from the University of California at Los Angeles and is a certified public accountant.

       Eugene L. Froelich was appointed Chief Financial Officer, Executive Vice President - Finance and Administration and director in March 1989. From 1984 to March 1989, Mr. Froelich was President of GFE, Inc., where he engaged in financial and business consulting for a variety of industries. Previously, Mr. Froelich was Vice President of MCA INC. Mr. Froelich graduated from Adelphi University and is a certified public accountant.

       Alan D. Bloom has been Senior Vice President - Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981 and from 1983 to 1987, he was Secretary and General Counsel. Mr. Bloom received a Bachelor's degree in Biology from the University of Chicago, a Master of Public Health from the University of Michigan, and a J.D. degree from American University.

       Aivars L. Jerumanis was appointed Senior Vice President - Management Information Systems and Chief Information Officer of the Company in January 1990. From May 1989 to January 1990, Mr. Jerumanis was a private consultant in advising companies on management information services matters and from June 1973 to May 1989 he was with MCA INC., where he served as Director of Corporate Data Processing and Vice President of Universal Studios. He received a Masters in Business Administration from Columbia University, a Masters in Civil Engineering from Rensselaer Polytechnic Institute and a Bachelor's degree in Civil Engineering from Lafayette College.

       Richard A. Link was appointed Chief Accounting Officer and Senior Vice President - Accounting of the Company in September 1988. Previously, Mr. Link was in the Los Angeles offices of Price Waterhouse where he had been Senior Audit Manager with an emphasis in health care. He has a Bachelor's degree in Business Administration from the University of Southern California and is a certified public accountant.

       Samuel W. Warburton, M.D. has been Senior Vice President - Medical Affairs of the Company since December 1988. As of April 1993, Dr. Warburton serves in this position as well as medical director of the North Carolina ACCESS program, a primary care case management program for medicaid enrollees. He has also served as Vice President of Medical Affairs of Maxicare North Carolina, Inc. since May 1985. From January 1980 to April 1985, Dr. Warburton was Chief of the Division of Family Medicine at Duke University and a Director of the Duke-Watts Family Medicine Program. Dr. Warburton has had a number of teaching and clinical appointments and published numerous articles on family medicine. He received his
       Bachelor of Arts from John Hopkins University and his Medical degree from the University of Pennsylvania School of Medicine.

       William B. Caswell was appointed Vice President, General Manager of the California HMO in February 1992. From March 1988 to January 1992 Mr. Caswell served as President of VertiHealth, a subsidiary of UniHealth America. Prior to joining VertiHealth he was Senior Vice President of California Medical Center - Los Angeles. Mr. Caswell serves on the board of directors of the University of Southern California School of Nursing as well as the Southern California Chapter of the Arthritis Foundation. He received a Master's degree in Business Administration and a Master of Public Health from the University of California at Los Angeles.

       David J. Hammons was appointed Vice President - Administrative Services and Chief Actuary of the Company in August 1993. From January 1988 to July 1993 Mr. Hammons was Vice President and Chief Actuary of the Company. He has a Bachelor's degree in Mathematics from the State University of New York and is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

       Robert J. Landis has served as Treasurer since November 1988. Prior to this date, he served as Assistant Treasurer since December 1983. Mr. Landis received a Bachelor's degree in Business Administration from the University of Southern California, a Master's degree in Business Administration from California State University at Northridge and is a certified public accountant.

       Vicki F. Perry was appointed Vice President, General Manager of Maxicare Indiana, Inc. in January 1992. From January 1990 to December 1991 she served as Executive Vice President - Plan Operations Support of the Company. Ms. Perry, who has been with the Company since 1982, previously served as Executive Director of the Indiana HMO. Ms. Perry is a graduate of Indiana University.

       Claude S. Brinegar is currently Vice Chairman of the board of directors of Unocal Corporation and served as Executive Vice President of Administration and Planning until May 1992. In 1985, Mr. Brinegar was elected Executive Vice President of Unocal and he became Chief Financial Officer in 1986. In 1989, Mr. Brinegar was elected as Vice Chairman of Unocal and has been a director of the Company since December 20, 1991. He is also a member of the board of directors of Consolidated Rail Corporation and a visiting scholar at Stanford University.

       Leon M. Clements served as Chief Administrative Officer and Associate Director of the UCLA Medical Group Practice from April 1993 to October 1993. Mr. Clements is currently self-employed as a consultant. From July 1990 to October 1992 Mr. Clements served as Chief Administrative Officer of Cleveland Clinic in Fort Lauderdale Florida. From November 1986 to June 1990 Mr. Clements was Chief Executive Officer with Browne-McHardy Clinic, a major health care provider for the Company's HMO in New Orleans, Louisiana. Mr. Clements has a Bachelor of Science degree in Economics and Finance and a Masters of Business Administration from the University of Southwestern Louisiana and served as a director of the Company from August 31, 1990 to January 28, 1994. Mr. Clements was the chairman of the Official Committee of Unsecured Creditors (the "OCC") during the Company's bankruptcy reorganization proceedings.

       Florence F. Courtright has been a private investor for the last five years and was elected a director of the Company on November 5, 1993. She is a founding Limited Partner of Bainco International Investors, 1.p and a Trustee of Loyola Marymount University. Further, Ms. Courtright is a former co-owner of the Beverly Wilshire Hotel and the Beverly Hills Hotel.

       Thomas W. Field, Jr. was appointed the Chairman of the Board of ABCO Markets in December 1991. ABCO Markets is in the grocery business. He has been President of Field & Associates, a management consulting firm, since October 1989. From 1984 to September 1989 Mr. Field was with McKesson Corporation in a number of executive capacities, most recently as Chairman of the Board, President and Chief Executive Officer. Mr. Field has been a director of the Company since April 1, 1992. Mr. Field also holds directorships at Campbell Soup Company, Bromar Inc. and Hume Medical.

       Charles E. Lewis has been a Professor of Medicine, Public Health and Nursing at the University of California at Los Angeles, since 1970. As of July 1993, he was appointed Director of the Center of Health Promotion and Disease Prevention. He is a member of the Institute of Medicine, National Academy of Sciences and is a graduate of the Harvard Medical School and of the University of Cincinnati School of Public Health where he received a Doctorate of Science degree. Dr. Lewis is a Regent of the American College of Physicians and a member of the Board of Commissioners of the Joint Commission on Accreditation of Health Care Organizations. Dr. Lewis has been a director of the Company since August 1983.

       The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 1994 annual meeting of stockholders and until their successors are duly qualified and elected. Class II directors include Mr. Froelich and Ms. Courtright and they will serve until the 1995 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Clements and they will serve until the 1993 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").

       Pursuant to the Reorganization Plan, Mr. Clements was added to the Board as a designee of the pre-petition creditors. Dr. Lewis was added to the Board as an independent director and Messrs. Ratican and Froelich continued to serve as directors. Messrs. Brinegar and Field and Ms. Courtright were appointed to the Board.

       On January 28, 1994 the Company's shareholders at the 1993 Annual Meeting of Stockholders elected Alan S. Manne as a Class I director, replacing Leon Clements, and re-elected Peter Ratican and Thomas Field each for three year terms ending at the 1996 Annual Meeting of Stockholders or until his successor is duly qualified and elected. Mr. Manne is currently a professor emeritus and from

       1961 to 1992 was a professor of operations research at Stanford University. He is an author, or co-author, of seven books and received his Ph.D. in economics from Harvard University. He is co-organizer of the International Energy Workshop.

       Item 2.  Properties
                ----------

       The Company's operating facilities are held through leaseholds. At December 31, 1993, the Company or its HMOs leased approximately 222,000 square feet at 21 locations with an aggregate current monthly rental of approximately $250,000. These leases have remaining terms of up to eight years.

       In August 1990, the Company entered into a lease for new corporate office space in Los Angeles. The lease commenced in February 1991 and is for a term of sixty-four (64) months. The lease is for approximately 83,000 square feet with a monthly base rental expense of approximately $98,500 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

       At December 31, 1993 the Company leased other properties including administrative locations, 3 pharmacies, and other miscellaneous facilities. The Company has subleased approximately 11,000 square feet to contracting medical groups, with current monthly rentals totaling $16,000 and monthly subrental revenue of $17,000.

       Item 3.  Legal Proceedings
                -----------------

       a. JURISDICTIONAL CHALLENGES AND APPEALS TO THE CHAPTER 11 REORGANIZATION PROCEEDINGS

       Immediately after the filing of the petitions, the Debtors were faced with several motions challenging the jurisdiction of the Bankruptcy Court over the Debtors' Chapter 11 cases. As of March 11, 1994, the only remaining jurisdictional appeals are the appeals filed by the State of Wisconsin (the "Wisconsin Appeals"), which affect the Maxicare Health Insurance Company, ("MHIC") one of the Company's HMO subsidiaries. The Wisconsin Appeals challenge MHIC's eligibility to be a debtor under the Bankruptcy Code. The Bankruptcy Court, the District Court and the United States Court of Appeals for the Ninth Circuit denied the State of Wisconsin's motions for a stay of consummation of the Reorganization Plan pending determination of the Wisconsin Appeals.

       On July 9, 1992, the United States District Court for the Central District of California entered a Ruling on Appeal (the "Ruling") concerning this matter. In its Ruling, the District Court held that MHIC is a domestic insurance company under Wisconsin state law and MHIC was therefore not eligible for relief under the Bankruptcy Code which excludes domestic insurance companies from entities eligible for relief thereunder. The District Court remanded the matter back to the Bankruptcy Court and ordered the Bankruptcy Court to take action consistent with the Ruling.

       The Company, MHIC and other affiliates filed a motion for rehearing of the Ruling and on August 27, 1992, the District Court denied the motion for rehearing. The Company has appealed the Ruling and the District Court's denial of the motion for rehearing to the United States Court of Appeals for the Ninth Circuit. In addition, the Company, MHIC and other affiliates have filed a motion in the District Court to stay implementation of the Ruling while the Ruling is on appeal. A hearing on the motion to stay the Ruling has been set for June 23, 1994.

       The Company has reached a settlement agreement in principle with the State of Wisconsin memorialized in a written memorandum of understanding. Pursuant to the agreement, a reorganization plan for MHIC, in accordance with Wisconsin state law, will be submitted without prejudice for approval by the Wisconsin State Court. Under the terms of the agreement in principle, the reorganization of MHIC must be on terms consistent with the Reorganization Plan. The implementation of the agreement in principle will have no material adverse impact on the Company's business or its operations. The agreement is subject to approval by the Bankruptcy Court and the non-occurrence of certain contingencies.

       The United States Court of Appeals for the Ninth Circuit has issued an order extending the time for the filing of briefs in connection with the Company's appeal of the Ruling in order to allow the parties an opportunity to implement and consummate the settlement. In the event the settlement cannot be fully implemented, the Company may pursue the appeal. If prosecution of the appeal resumes and the Ruling is upheld after MHIC's appellate rights have been exhausted, creditors of MHIC will likely only have the protections and recoveries afforded under applicable state law.

       In addition to the Wisconsin Appeals, twenty-four appeals were filed challenging various aspects of the Reorganization Plan's confirmation order. As of March 1, 1993, twenty-one of these appeals have been withdrawn or dismissed, two have been stayed subject to Bankruptcy Court and U.S. District Court approval of settlement agreements with the class action appellants discussed below and one has been stayed subject to Bankruptcy Court and
       United  States  District  Court   approval   of  the  class  action
       settlement agreements and the non-occurrence of certain other conditions.

       The Company believes it has a meritorious position and will prevail on its appeal of the Ruling or on the stayed appeals if prosecution of these appeals resumes.

       b.  CLASS ACTION LITIGATIONS

       On July 15, 1988, a class action complaint alleging various violations of federal and state securities law arising from the purchase of the Company's old common stock was filed by Gerald D. Mirkin in the Superior Court for the County of Los Angeles against the Company, its former and current officers and directors, including Peter Ratican, and others including the Company's former accountants and investment bankers (Mirkin and Miller, et al. v. Fred W. Wasserman, et al. (Superior Court, Los Angeles County, CA) (Case No. CA 01122)). This action has been consolidated with two other actions. These other actions include (i) a class action lawsuit filed by Charles Miller against the Company and its former and current officers in the Superior Court of the State of California for the County of Los Angeles for violation of the
       California Corporations Code and California State common law arising from the purchase and sale of the Company's old common stock or the Company's 11 3/4% Notes, and (ii) a class action filed by William Steiner, on behalf of himself and other Company shareholders, against former and current officers and directors, and others including the Company's former accountants and investment bankers in the Superior Court of the State of California for the County of Los Angeles alleging violation of federal and state securities laws arising from the purchase and sale of the Company's old common stock. No class was certified in this consolidated action. In January, 1990, the trial court dismissed the action without leave to file an amended complaint, and the plaintiffs appealed the dismissal. In March, 1991, the Court of Appeals upheld the trial court dismissal. The plaintiffs subsequently appealed the Court of Appeals' ruling to the California Supreme Court. On September 19, 1993 the California Supreme Court affirmed the Court of Appeals' order precluding the Plaintiffs from pursuing the consolidated actions. The Plaintiffs did not seek review of the California Supreme Court's decision by the United States Supreme Court within the requisite time, rendering the California Supreme Court's decision final. Accordingly, the Company will no longer be reporting on this matter.

       On May 4, 1988, a class action complaint alleging violations of federal and state securities laws was filed by Murray Zucker on behalf of himself and other Company shareholders in the United States District Court for the Central District of California. Murray Zucker, et al. v. Maxicare Health Plans, Inc., et al.

       (United States District Court, Central District of CA) (Case No. 88
       02499 LEW (TX)) (the "Zucker Action").   A class has been certified
       in the Zucker Action.

       The Company and certain of its current and former directors and officers who are named defendants have entered into a settlement agreement with respect to all of the claims in the aforementioned actions. Amounts to be paid under the settlement agreement have been funded entirely by the Company's directors and officers insurance policy with First State Insurance Company. The settlement agreement has been approved by the United States District Court, the class members and the Bankruptcy Court. The non-settling defendants appealed certain aspects of the District Court's approval of the settlement agreement (the "Zucker Appeal") which would preclude such non-settling defendants from seeking indemnification or contribution from the settling defendants, and the investment bankers appealed their exclusion from the class, to the United States Court of Appeals for the Ninth Circuit. On January 26, 1994, the Ninth Circuit Court of Appeals dismissed the Zucker Appeal for lack of jurisdiction over the appeal. Under the Reorganization Plan, former officers and directors who may have pre-petition claims against the Company for indemnification for damages in excess of insurance coverage are general unsecured creditors.

       An agreement has been executed between the non-settling defendants and the settling defendants, pursuant to which the non-settling defendants have agreed to waive their right to appeal the portion of the District Court's order approving the settlement agreement that precludes the non-settling defendants from seeking contribution or indemnification from the settling defendants. Under the agreement, the non-settling defendants retain the right to appeal their exclusion by the District Court from membership in the settling class. The Company does not believe that the ultimate resolution of any subsequent appeal by the non-settling defendants of their exclusion from membership in the settling class by the District Court, will impact the settlement of the Zucker Action.

       c.  PENN HEALTH

       During the period from March 1, 1986 through June 30, 1989, Penn Health Corporation ("Penn Health"), a subsidiary of the Company, contracted with the Commonwealth of Pennsylvania through the Pennsylvania Department of Public Welfare (the "DPW") to provide a full range of health care services to Medicaid enrollees under the Pennsylvania Medical Assistance Program known as the HealthPass Program. The DPW was the sole subscriber group of Penn Health. These services were rendered by providers pursuant to contracts with Penn Health ("Penn Health Providers"). In consideration for these services, subject to certain adjustments, the DPW was obligated to pay to Penn Health a fixed monthly fee per enrollee based upon Penn Health's fee-for-service costs and a charge for administration. In addition, for the first two years of the contract, the DPW agreed to reimburse Penn Health for any financial losses in excess of $2 million. Under the applicable provisions of the contract, at the Petition Dates, the Company believes that the DPW owed Penn Health in excess of $24 million plus accrued interest, for reimbursement and adjustment of the cost of pre-petition services, an amount which the DPW disputes.

       After the Petition Dates, the DPW advanced funds directly to the Penn Health Providers for pre-petition services performed under the contracts with Penn Health. In certain cases the amount of the advanced funds may have been in excess of the amounts due to the Provider for such services. The payments made by the DPW approximated $16 million. The Penn Health Providers filed proofs of claim against Penn Health and other subsidiaries of the Company, without making deductions for the payments made by the DPW, although they noted receipt of such funds on their proofs of claim. In February, 1990, the Company filed a proceeding in the Bankruptcy Court against the DPW and the major Penn Health Providers to recover preferential transfers, to compel the turnover of property and to raise all objections to the proofs of claim of the Penn
       Health Providers, including that the claims asserted therein were overstated (the "Bankruptcy Action"). The disputes with the DPW and the major Penn Health Providers, in the Bankruptcy Action constitute the majority of the claims filed against Penn Health. On December 13, 1990, the Bankruptcy Court entered an order dismissing the Bankruptcy Action as against the DPW on jurisdictional grounds (the "Dismissal Order"). The Company filed an appeal of the Dismissal Order to the United States District Court for the Central District of California, which was subsequently resolved by a stipulation approved by the District Court. Pursuant to the stipulation, the jurisdictional issue was remanded to the Bankruptcy Court for redetermination in light of developments in the case law.

       On February 27, 1991 the Company filed a petition against the DPW in the Pennsylvania Board of Claims, seeking damages in excess of $24 million (the "Board Action"). In July 1992, the Pennsylvania Board of Claims (the "Board") denied DPW's preliminary objections to the Company's petition. In August 1992, the DPW answered the Company's petition and asserted counterclaims to recover (i) $16 million of payments that the DPW made to HealthPass healthcare providers purportedly to satisfy Penn Health's obligations to the providers; (ii) the costs the DPW incurred in processing and mailing the payments to the healthcare providers; and (iii) $6 million which the DPW alleges was distributed by Penn Health to the Company, but should have been retained by Penn Health to satisfy healthcare providers' claims. In the Company's October 14, 1992 answer to the counterclaim, the Company denied the allegations set forth in the counterclaim. The Company also asserted as an affirmative defense that Penn Health's discharge in bankruptcy under the Reorganization Plan is a complete bar to the DPW's counterclaim. In the event the DPW is successful in its counterclaims, all of which arose out of pre-petition activities of the Company and Penn Health, any recovery would be paid out of the Reorganization Plan funds and there will be no impact on the Company's cash resources. The Company believes that it has a meritorious defense to the counterclaim and will prevail on the counterclaim.

       On October 4, 1993 Penn Health filed a remand motion with the Bankruptcy Court for a determination that the DPW waived its sovereign immunity by asserting an offset against Penn Health. DPW opposed the remand motion and subsequently filed a motion with the

       Bankruptcy Court requesting that the Court abstain from adjudicating the Bankruptcy Action and require that Penn Health's claims against DPW be adjudicated by the Board in the Board Action. Pursuant to an order of the Bankruptcy Court entered on February 24, 1994, Penn Health's remand motion was granted in all respects and the Dismissal Order was vacated. Under an order entered by the Bankruptcy Court on January 24, 1994, the Court abstained on a preliminary basis from adjudicating the Bankruptcy Action and stayed all proceedings in the action until September 1, 1994 to allow the Board an opportunity to adjudicate the Board Action. The Bankruptcy Court retains jurisdiction over the Bankruptcy Action to try or hear the action on the merits in the event that the Board Action is not tried or heard by September 1, 1994, or no significant progress is made in trying or hearing the Board Action.

       In an order  dated  December  21,  1993  the Board consolidated the
       Board Action and two separate actions filed by Penn Health Providers against DPW to recover payment from DPW for services rendered to HealthPass members (the "Provider Actions") and set trial dates in the consolidated actions. Contractual issues pertaining to the DPW's liability to Penn Health in the Board Action and to Penn Health providers in the Provider Actions will be tried by the Board in a trial scheduled to commence on July 6, 1994. A trial to determine damages will be held by the Board on December 12, 1994.

       The Company has, in the past, engaged in settlement discussions with the DPW and representatives of the major Penn Health Providers but an agreement was not reached. The pre-petition amounts due to Penn Health Providers will be treated as unsecured class 11 claims under the Reorganization Plan. The Company is currently holding approximately $225,000 in an escrow account, which the Company believes will be sufficient to satisfy any remaining post-petition claims of Penn Health Providers.

       d.  OTHER LITIGATION

       On March 12, 1993, MH Healthcare, Affiliate of Methodist Hospital of Indiana, Inc. ("MH") submitted a demand (the "Demand") to the American Arbitration Association (the "AAA") for arbitration of a contractual dispute between MH and Maxicare Indiana, Inc. ("Indiana") concerning interpretation of the provisions of a Master Agreement dated February 8, 1988, as subsequently amended, (the "Agreement") by and among MHP, Indiana and MH. MH Healthcare, Affiliate of Methodist Hospital of Indiana, Inc. v. Maxicare Indiana, Inc. Under the terms of the Agreement MH agreed to provide designated healthcare services to members of the health care plan operated by Indiana in exchange for the rates and fees designated in the Agreement. In the Demand MH: (i) contends that it was not paid the appropriate amounts due under the Agreement for 1992; (ii) disputes certain of the premium rates upon which Indiana based its calculation of payments made to MH under the Agreement; and (iii) contends that in accordance with the Agreement changes made by Indiana to the covered services provided to plan members have materially impacted the actuarial value of the payments due under the Agreement, entitling MH to an upward adjustment in the rates specified in the Agreement.

       Based on the Pre-Hearing Statement which MH submitted to the Arbitrator, the Company has been advised that MH is seeking a damage award of approximately $7.9 million plus interest. In the event MH prevails in the arbitration, there may be additional amounts due to MH for the 1993 contract year. Indiana disputes the allegations of the Demand and MH's damages computation and has asserted a counterclaim to the Demand to recover overpayments erroneously made to MH under the Agreement. The parties are currently engaged in arbitration of the allegations of the Demand by the AAA which commenced on March 21, 1994. The Company believes that Indiana has meritorious defenses to the Demand and that Indiana will prevail in the arbitration.

       The Company is a defendant in a number of other lawsuits arising in the ordinary course from the operations of its HMOs, including cases in which the plaintiffs assert claims against the Company or third parties that might assert indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage. The Company does not believe that adverse determination in any one or more of these cases would have a material, adverse effect on the Company's business and operations.

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

       No matter was submitted to a vote of security holders during the three months ended December 31, 1993.

                                     PART II
                                     -------


       Item 5.  Market for the Registrant's Common Stock and Related
                ----------------------------------------------------
                Stockholder Matters
                -------------------


       The Company emerged from Chapter 11 on December 5, 1990. Pursuant to the Reorganization Plan, its pre-petition creditors were entitled to receive 98% of the 10 million shares of Common Stock authorized for distribution under the Reorganization Plan; the remaining 2% of the Common Stock is to be distributed to equity and interest holders.

       (a) Market Information

       The Company's Common Stock appears on the National Association of Securities Dealers Automated Quotation National Market Systems ("NASDAQ-NMS") under the trading symbol MAXI.

       The following table sets forth the range of high and low bid and asked quotations of the Common Stock as reported by the National Quotation Bureau, Incorporated from January 1, 1992 to April 6,
       1992. Thereafter, the table sets forth the high and low sale prices per share on the NASDAQ-NMS. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

       Common Stock
                                         Bid      Bid      Ask      Ask
                                         high     low      high     low
       1992    First Quarter            $11.50   $8.00    $12.00   $ 8.50

               Second Quarter
               (April 1, 1992
               through April 6, 1992)   $10.50   $9.75    $10.75   $10.25

                                          Sale Price
                                        --------------
               Second Quarter            high     low
               (April 7, 1992
               through June 30, 1992)   $10.50   $8.25

               Third Quarter            $12.00   $9.00

               Fourth Quarter           $14.50   $9.50

       1993    First Quarter            $14.25   $7.50

               Second Quarter           $11.75   $8.25

               Third Quarter            $11.00   $7.50

               Fourth Quarter           $11.88   $9.13

       (b) Holders

       The number of holders of record of the Company's Common Stock on December 31, 1993 was 17,892. As of such date, the Company held
       1,164,778 shares of Common Stock (the "Unallocated Shares") as disbursing agent for the benefit of creditors and holders of interests and equity claims under the Reorganization Plan. Of the Unallocated Shares held as of December 31, 1993, 752,236 were held for the benefit of creditors of the Company's operating subsidiaries (Reorganization Plan classes 5A through 5H), 118,400 shares were held for bank group creditors (Reorganization Plan class 7), 97,272 shares were held for bondholder creditors (Reorganization Plan classes 8A through 8D), and 196,870 were held for former stockholders (Reorganization Plan class
       12). As of December 31, 1993, no shares were being held for the benefit of Maxicare Health Plans, Inc. creditors (Reorganization Plan class 9), however, certain of the shares held for the benefit of Reorganization Plan classes 7 and 8A through 8D will be reallocated to Reorganization Plan class 9 pursuant to a formula set forth in the Reorganization Plan. The Reorganization Plan provides that until such time as any share of Common Stock reserved for a holder of an allowed claim or allowed interest under the Reorganization Plan is allocated, the disbursing agent shall deliver an irrevocable proxy to vote the Unallocated Shares to the independent directors of the Board (as such term is defined by the Reorganization Plan). Currently, the independent directors are Messrs. Brinegar and Lewis (the "Independent Directors"). The Reorganization Plan provides that the Unallocated Shares shall be voted in the following manner:

          (i) 949,106 shares which were held in the claims reserves as of December 31, 1993 for the holders of Reorganization Plan classes 5A through 5H and Reorganization Plan class 9 allowed claims and Reorganization Plan class 12 allowed interests and equity holder claims, shall (a) as to proposals made by the Company, be voted in the same manner and the same degree as all of the allocated shares of Common Stock; and (b) as to proposals made by any person or entity other than the Company, be voted in accordance with the vote of a majority of the Independent Directors; and

          (ii) 215,672 shares which were held in the claims reserves as of December 31, 1993 for holders of Reorganization Plan class 7 and Reorganization Plan classes 8A through 8D allowed claims, shall be voted in the same manner and the same degree as all of the allocated shares of Common Stock.

       (c) Dividends

       The Company has not paid any cash dividends on its Common Stock.

       Item 6. Selected Financial Data
               -----------------------

                                                                       At And For The Years Ended December 31,
                                                                       ---------------------------------------
       (Amounts in thousands except per share and
        membership data)
                                                                  1993       1992       1991      1990        1989
                                                                --------   --------   --------  --------   ---------

       OPERATING REVENUES                                       $440,186   $414,454   $388,694  $386,897   $ 516,346
                                                                --------   --------   --------  --------   ---------

       TOTAL HEALTH CARE EXPENSES                                394,721    362,627    330,529   328,436     445,776

          Marketing, general and administrative expenses          40,998     37,930     41,008    48,066      79,252
          Depreciation and amortization                            4,054      5,238      6,535     7,925      10,041
          Reorganization expenses (1)                                           895      3,661     8,142      11,947
                                                                --------   --------   --------  --------   ---------
       TOTAL OPERATING EXPENSES                                  439,773    406,690    381,733   392,569     547,016
                                                                --------   --------   --------  --------   ---------
       INCOME (LOSS) FROM OPERATIONS                                 413      7,764      6,961    (5,672)    (30,670)

          Investment income                                        2,636      3,121      4,039     3,054       4,329
          Interest expense                                           (32)    (2,773)    (9,570)   (1,111)     (9,708)
          Minority interest                                                                                    1,544
                                                                --------   --------   --------  --------   ---------
       INCOME (LOSS) BEFORE INCOME TAXES AND
          EXTRAORDINARY ITEMS                                      3,017      8,112     1,430     (3,729)    (34,505)

       BENEFIT FOR INCOME TAXES                                    2,571      3,058                               18
                                                                --------   --------  --------   ---------  ---------
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                    5,588     11,170     1,430     (3,729)    (34,487)

       EXTRAORDINARY ITEMS (net of income taxes of $0) (2)                  (14,241)     (905)   680,444
                                                                --------   --------  --------   --------   ---------
       NET INCOME (LOSS)                                           5,588     (3,071)      525    676,715     (34,487)

       PREFERRED STOCK DIVIDENDS                                  (5,400)    (4,350)
                                                                --------   --------  --------   --------   ---------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $    188   $ (7,421) $    525   $676,715   $ (34,487)
                                                                ========   ========  ========   ========   =========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
          SHARE:
       Income (Loss) Before Extraordinary Items Available to
         Common Shareholders                                    $    .02   $    .66   $   .14   $   (.37)
       Extraordinary Items (2)                                                (1.37)     (.09)     67.30
                                                                --------   --------  --------   --------
       Net Income (Loss) Available to Common Shareholders       $    .02   $   (.71)  $   .05   $  66.93
                                                                ========   ========   =======   ========

       Weighted average number of
          common and common equivalent
          shares outstanding (3)                                  10,416     10,414    10,253     10,111

       BALANCE SHEET DATA:
          Total assets                                          $106,807   $ 97,278  $105,922   $114,577   $ 233,148
          Total indebtedness (4)                                $ 54,422   $ 45,217  $102,874   $112,054   $ 907,260
          Shareholders' equity (deficit)                        $ 52,385   $ 52,061  $  3,048   $  2,523   $(674,112)

       MEMBERSHIP DATA:
          Number of members                                      308,000    283,000   277,000    287,000     379,000

                       Notes to Selected Financial Data


       (1) Expenses were offset by $5,218 and $3,055 of investment income for the years ended December 31, 1990 and 1989, respectively, that was estimated would not have been earned but for the Chapter 11 reorganization proceedings. Subsequent to the Effective Date, investment income is no longer offset against reorganization expenses.

       (2) Includes a 1992 write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes that were redeemed and a 1992 accrual of a distribution payable pursuant to the Reorganization Plan based on the Company's consolidated net worth as of December 31, 1992. Includes a 1991 accrual of a distribution payable pursuant to the Reorganization Plan based on the Company's consolidated net worth as of December 31, 1991 and a write-off of original issue discount on Senior Notes that were to be redeemed. Includes a 1990 gain with respect to the
             Independence Health Plan of Southeastern Michigan, Inc. settlement and the discharge of pre-petition liabilities pursuant to the Reorganization Plan (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

       (3) As provided in the Reorganization Plan, previously outstanding common stock was cancelled, and 10,000 shares of Common Stock were issued. Accordingly, per share information for 1990 was calculated by using the 10,000 shares plus common equivalent shares of stock options and Warrants when dilutive. Net loss per common and common equivalent share previously reported for 1989 was calculated based on 34,640 shares of old common stock. Therefore, the net loss per common and common equivalent share amount for 1989 is not comparable to 1993, 1992, 1991 and 1990 and, accordingly, has been omitted.

       (4) Includes long-term liabilities of $504, $1,015, $63,177, $63,388 and $12,323 in 1993, 1992, 1991, 1990 and 1989,
             respectively,  and  in   1989  pre-petition  liabilities  of
             $843,713.

       Item 7. Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

       The year ended December 31, 1993 compared to the year ended December
       --------------------------------------------------------------------
       31, 1992.
       ---------

       Maxicare Health Plans, Inc. (the "Company") reported net income of $5.6 million for the year ended December 31, 1993, compared to a net loss of $3.1 million, including extraordinary charges of $14.2 million, for the same period of 1992. Net income per common share available to common shareholders increased to $.02 for the year ended December 31, 1993 compared to a net loss per common share available to common shareholders of $.71 for the same period in 1992.

       For the year ended December 31, 1993, the Company reported operating revenues of $440.2 million, a 6% increase over the $414.5 million reported for the year ended December 31, 1992. The increase in revenues primarily results from the Company experiencing an increase in membership and modest premium rate increases. The increase in year-to-date operating revenues for 1993 was more than offset by an increase in health care expenses, contributing to a decrease in income from operations to $413,000 from $7.8 million for fiscal year 1992. Health care expenses increased for the year ended December 31, 1993 primarily because of a $7.0 million one-time charge reported in the third quarter of 1993 for previously unanticipated actual and projected health care costs. These costs primarily resulted from changes in the Indiana marketplace, the restructuring of relationships among the Company and its health care providers as well as unanticipated increases in high cost health care procedures. The provider network restructuring which began in mid 1992 has been substantially completed as of the first quarter of 1994.

       Marketing, general and administrative expenses increased $2.2 million to $41.0 million for the year ended December 31, 1993 as compared to 1992; however, these expenses have decreased as a percentage of operating revenues.

       The Company's consummation of the sale of $60 million of Series A preferred stock on March 11, 1992 and the redemption on April 13, 1992 of the entire outstanding principal, plus accrued interest on, the Senior Notes resulted in the Company reporting a $14.2 million extraordinary loss in the first quarter of 1992, the payment of $5.4 million in preferred stock dividends in 1993 and a decrease in year-to-date interest expense of $2.7 million for 1993 (see "Item 8. Financial Statements and Supplementary Data - Notes 3 and 6 to the Company's Consolidated Financial Statements").

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("FAS 109"). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax

       NOLs, to the extent that realization of such benefits is more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $15 million of NOLs; accordingly, the Company increased its deferred tax asset by $2.8 million to $6.0 million in the fourth quarter of 1993. The Company has remaining a maximum of $87 million of unutilized net operating loss carryforwards ("NOLs") as of December 31, 1993 which are subject to annual limitations under Section 382 of the Internal Revenue Code (see "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

       The year ended December 31, 1992 compared to the year ended December
       --------------------------------------------------------------------
       31, 1991.
       ---------

       The Company reported an $803,000 increase in income from operations for the year ended December 31, 1992 compared to the same period of 1991. Income per common share before extraordinary items available to common shareholders increased to $.66 for fiscal year 1992 compared to $.14 for fiscal year 1991. The increase in the 1992 annual income from operations is due to decreases of $3.1 million in marketing, general and administrative expenses, $2.8 million in reorganization expenses, and $1.3 million in depreciation and amortization expenses which were substantially offset by a $6.3 million decrease in the gross margin due to higher health care costs. For the year ended December 31, 1992, operating revenues increased $25.8 million to $414.5 million due to an 80,000 increase in member months and an increase in revenue per member per month of $5.00. (Member months is the sum of the total members in each month during the reporting period). This increase in operating revenues was offset by an increase in health care expenses as a percentage of operating revenues (the "medical loss ratio") to 87.5% for the twelve months ended December 31, 1992 from 85.0% for the twelve months ended December 31, 1991. The Company experienced an increase in the medical loss ratio to 90.9% for the fourth quarter of 1992. This fourth quarter increase is primarily due to higher pharmacy costs and adverse claims development primarily resulting from unusually high catastrophic claims.

       The Company's consummation of the sale of $60 million of Series A Stock on March 11, 1992 and the redemption on April 13, 1992 of the entire outstanding principal, plus accrued interest on, the Senior Notes resulted in the payment of $4.4 million in preferred stock dividends while decreasing interest expense by $6.8 million for fiscal year 1992. In addition, investment income decreased $918,000 for the year ended December 31, 1992 as compared to the year ended December 31, 1991 because of the lower cash and marketable securities balance resulting from the redemption of the Senior Notes and the decline in market interest rates (see "Item 8. Financial Statements and Supplementary Data - Note 6 to the Company's Consolidated Financial Statements").

       In anticipation of the redemption of the Senior Notes, the Company reported in the first quarter of 1992 a $14.2 million extraordinary loss for the write-off of unamortized original issue discount and unamortized issuance costs, an accrual for Senior Notes redemption costs and an accrual for the maximum potential payments, based on the Company's net worth at December 31, 1992, which may be required to be made by the Company to creditors pursuant to the Reorganization Plan (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

       Management estimated, based on its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $8 million of NOLs; accordingly, the Company recorded a $3.2 million deferred tax asset as of December 31, 1992 for the recognition of future utilization of NOLs in accordance with FAS 109.

       The aforementioned income from operations and tax benefit were offset by the extraordinary charges of $14.2 million, resulting in the Company reporting a $3.1 million net loss for the year ended December 31, 1992.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1993, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $23.7 million at December 31, 1993, with deposit and reserve requirements representing $13.5 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $10.2 million. The total Restricted Net Assets of $23.9 million includes the restricted cash and marketable securities for MHP and all subsidiaries. Because of the aforementioned deposit, reserve and net worth requirements, approximately $7.9 million of the $49.0 million in cash, cash equivalents and marketable securities held by subsidiaries of MHP could be considered available to transfer to MHP.

       All of MHP's operational subsidiaries are direct subsidiaries of MHP. With the exception of the Company's South Carolina HMO, all of the Company's operational HMOs are licensed by pertinent state authorities; all of the Company's HMOs are federally qualified. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity to operate as a licensed HMO in the state of South Carolina. The
       Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. Presently, the Company is discussing with the North Carolina
       Department of Insurance the possibility of operating the South Carolina HMO as a division of the North Carolina HMO. The Company can not predict at this time the required capital infusion, if any, which may result from the separate licensing of the South Carolina HMO in the state of South Carolina or operating it as a division of one of the Company's operating HMOs. If infusion of additional cash resources is required to ensure compliance with statutory deposit and net worth requirements, the Company does not believe such an infusion will have a material adverse effect on its operations taken as a whole.

       The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
       Company believes that for the foreseeable future, it will have sufficient resources to fund ongoing operations, meet preferred stock dividend requirements of $2.25 per share annually and remain in compliance with statutory financial requirements.

       Pursuant to the Reorganization Plan, the Company is required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). In March 1992, the Company consummated the sale of

       $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million on this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued. Any additional Consolidated Net Worth Distribution that may be required will be made from the Company's available cash.

       In mid 1992 the Company began restructuring its provider network in the Indianapolis marketplace as a result of the termination of contract negotiations with MH Healthcare, Inc. ("MetroHealth"), a health care provider in that market. Pursuant to the contract which expired on December 31, 1992, the enrollees in Indianapolis who use the MetroHealth facilities, comprising approximately 8% of the Company's total enrollment at December 31, 1993, will continue to have access to MetroHealth providers through March 31, 1994. MetroHealth currently offers its own health care product in the Indianapolis area. Total enrollment in the Indiana HMO decreased approximately 22% during the first quarter of 1994 from December 31, 1993 but the Company believes that it will ultimately be able to replace a substantial number of the members who remain with MetroHealth and that the restructuring of the provider network will not have a long-term adverse impact on the Company's operations. MetroHealth and the Indiana HMO are currently engaged in arbitration of a contractual dispute (see "Item 3. Legal Proceedings - d. Other Litigation"). The Company believes that the Indiana HMO has meritorious defenses and will prevail in the arbitration. In the event MetroHealth is awarded damages in an amount which proximates the damages MetroHealth contends it is entitled to, and such award is upheld on review, the award could have a material adverse impact on the liquidity of the Indiana HMO and the Company.

       Although, the Company does not believe that it needs additional working capital at this time, it has from time to time had discussions with lenders concerning a possible standby working capital line. The Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

       Item 8. Financial Statements and Supplementary Data
               -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



       To the Board of Directors and Shareholders of Maxicare Health Plans, Inc.



       In our opinion, the consolidated financial statements listed in the index appearing under Part IV Item 14(a)(1) and (2) on page 70 present fairly, in all material respects, the financial position of Maxicare Health Plans, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1991.





       PRICE WATERHOUSE
       Los Angeles, California
       March 4, 1994

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except par value)

                                                                          December 31,
                                                                       1993         1992
       CURRENT ASSETS                                               ---------    ---------
         Cash and cash equivalents - Note 2........................ $  38,672    $  21,527
         Marketable securities - Note 2............................    19,448       27,318
         Accounts receivable, net - Note 2.........................    19,174       20,787
         Deferred tax asset........................................     6,000        3,200
         Prepaid expenses..........................................     3,717        1,495
         Other current assets......................................       406          772
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................    87,417       75,099
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,466        5,482
         Furniture and equipment...................................    36,878       36,851
                                                                    ---------    ---------
                                                                       42,344       42,333
           Less accumulated depreciation and amortization..........    38,715       35,108
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     3,629        7,225
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,004        2,036
         Statutory deposits........................................    13,610       12,802
         Intangible assets, net - Note 2...........................       147          116
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    15,761       14,954
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 106,807    $  97,278
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  38,895    $  28,986
         Accounts payable..........................................       401           77
         Deferred income...........................................     2,682        1,933
         Accrued salary expense....................................     2,732        2,759
         Payable to disbursing agent...............................     6,248        7,219
         Other current liabilities.................................     2,960        3,228
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    53,918       44,202
       LONG-TERM LIABILITIES.......................................       504        1,015
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    54,422       45,217
                                                                    ---------    ---------
       COMMITMENTS AND CONTINGENCIES - Note 5

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares
           authorized, 2,400 shares issued and outstanding.........        24           24
         Common stock, $.01 par value - 40,000 shares authorized,
           1993 - 10,033 shares and 1992 - 10,017 shares issued and
           outstanding - Note 6....................................       100          100
         Additional paid-in capital................................   241,151      241,015
         Accumulated deficit.......................................  (188,890)    (189,078)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    52,385       52,061
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 106,807    $  97,278
                                                                    =========    =========


                             See notes to consolidated financial statements.

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)




                                                                  Years ended December 31,
                                                                1993        1992       1991
                                                              --------    --------   --------
       OPERATING REVENUES.................................... $440,186    $414,454   $388,694
                                                              --------    --------   --------
       OPERATING EXPENSES
          Physician services.................................  170,377     159,081    146,883
          Hospital services..................................  146,998     139,568    132,003
          Outpatient services................................   62,565      52,541     42,333
          Other health care expense..........................   14,781      11,437      9,310
                                                              --------    --------   --------
            TOTAL HEALTH CARE EXPENSES.......................  394,721     362,627    330,529

          Marketing, general and administrative expenses.....   40,998      37,930     41,008
          Depreciation and amortization......................    4,054       5,238      6,535
          Reorganization expenses - Note 2...................                  895      3,661
                                                              --------    --------   --------
            TOTAL OPERATING EXPENSES.........................  439,773     406,690    381,733
                                                              --------    --------   --------
       INCOME FROM OPERATIONS................................      413       7,764      6,961

          Investment income..................................    2,636       3,121      4,039
          Interest expense...................................      (32)     (2,773)    (9,570)
                                                              --------    --------   --------
       INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS....    3,017       8,112      1,430

       INCOME TAX BENEFIT....................................    2,571       3,058
                                                              --------    --------   --------
       INCOME BEFORE EXTRAORDINARY ITEMS.....................    5,588      11,170      1,430

       EXTRAORDINARY ITEMS (net of income taxes of $0) -
          Note 3.............................................              (14,241)      (905)
                                                              --------    --------   --------
       NET INCOME (LOSS).....................................    5,588      (3,071)       525

       PREFERRED DIVIDENDS...................................   (5,400)     (4,350)
                                                              --------    --------   --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.... $    188    $ (7,421)  $    525
                                                              ========    ========   ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
          SHARE - Note 2:
       Income Before Extraordinary Items Available
          to Common Shareholders............................. $    .02    $    .66   $    .14
       Extraordinary Items...................................                (1.37)      (.09)
                                                              --------    --------   --------
       Net Income (Loss) Available to Common Shareholders.... $    .02    $   (.71)  $    .05
                                                              ========    ========   ========

       Weighted average number of common and common equivalent
          shares outstanding.................................   10,416      10,414     10,253
                                                              ========    ========   ========



                             See notes to consolidated financial statements.

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                             Years ended December 31,
                                                                           1993        1992        1991
                                                                         --------   ---------    --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)................................................ $  5,588   $ (3,071)    $    525
       Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation expense...........................................    4,027      5,187        6,458
         Amortization of Senior Notes discount..........................                 139          461
         Amortization expense...........................................       27         51           77
         Extraordinary items............................................              14,241          905
         Provision for bad debt.........................................                              397
         Loss on dispositions of property and equipment.................       19        298        1,452
         Net cash provided by (used for) changes in assets and
         liabilities:
           Decrease (increase) in accounts receivable...................    1,613     (3,083)      10,890
           Increase (decrease) in estimated claims and incentives
             payable....................................................    9,909      1,871       (1,925)
           Changes in other miscellaneous assets and
             liabilities................................................   (4,066)    (5,650)        (200)
                                                                         --------   --------     --------
       Net cash provided by operating activities........................   17,117      9,983       19,040
                                                                         --------   --------     --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................        7         33          254
         Purchases of property and equipment............................     (457)       (88)        (480)
         Increase in statutory deposits.................................     (808)      (928)      (1,980)
         Decrease in long-term receivables..............................       32        373          103
         Proceeds from sales of marketable securities...................   26,245     55,048       19,353
         Purchases of marketable securities.............................  (18,375)   (67,268)     (21,725)
                                                                         --------   --------     --------
       Net cash provided by (used for) investing activities.............    6,644    (12,830)      (4,475)
                                                                         --------   --------     --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Senior Notes redemption........................................             (67,000)
         Issuance of preferred stock....................................              60,000
         Issuance costs paid on preferred stock.........................              (3,700)
         Payment of preferred stock dividends...........................   (5,400)    (4,350)
         Cash transferred to disbursing agent...........................     (971)    (4,281)      (7,548)
         Payments on capital lease obligations..........................     (381)      (477)        (418)
         Stock options exercised........................................      136        134
                                                                         --------   --------     --------
       Net cash used for financing activities...........................   (6,616)   (19,674)      (7,966)
                                                                         --------   --------     --------
       Net increase (decrease) in cash and cash equivalents.............   17,145    (22,521)       6,599
       Cash and cash equivalents at beginning of period.................   21,527     44,048       37,449
                                                                         --------   --------     --------
       Cash and cash equivalents at end of period....................... $ 38,672   $ 21,527     $ 44,048
                                                                         ========   ========     ========

       Supplemental disclosures of cash flow information:
           Cash paid during the year for -
             Interest                                                    $     31   $  2,594     $  9,674
             Income taxes                                                $    284   $     43

       Supplemental schedule of non-cash investing activities:
           Book value of assets exchanged for assets                     $     40
           Fair value of assets exchanged                                     (25)
                                                                         --------
           Loss on assets exchanged                                      $     15
                                                                         ========
           Capital lease obligations incurred for purchase of
             property and equipment:
                            Fair value of assets acquired                                        $  1,850
                            Trade-in allowance                                                       (685)
                                                                                                 --------
                            Capital lease assumed                                   $     24     $  1,165
                                                                                                 ========

                           See notes to consolidated financial statements.

                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Amounts in thousands)




                                         Number of             Number of             Additional
                                         Preferred  Preferred   Common      Common    Paid-in    Accumulated
                                          Shares      Stock     Shares      Stock     Capital      Deficit      Total
                                         ---------  ---------   ------    --------   --------    -----------   -------
       Balance at December 31, 1990.....                        10,000       $100    $184,605    $(182,182)    $ 2,523

           Net income...................                                                               525         525
                                                                ------       ----    --------    ---------     -------

       Balance at December 31, 1991.....                        10,000        100     184,605     (181,657)      3,048

           Issuance of preferred stock
           (net of issuance costs)......   2,400       $24                             56,276                   56,300

           Stock options exercised......                            17                    134                      134

           Preferred stock dividends....                                                            (4,350)     (4,350)

           Net loss.....................                                                            (3,071)     (3,071)
                                           -----       ---      ------       ----    --------    ---------     -------

       Balance at December 31, 1992.....   2,400        24      10,017        100     241,015     (189,078)     52,061

           Stock options exercised......                            16                    136                      136

           Preferred stock dividends....                                                            (5,400)     (5,400)

           Net income...................                                                             5,588       5,588
                                           -----       ---      ------       ----    --------    ---------     -------
       Balance at December 31, 1993.....   2,400       $24      10,033       $100    $241,151    $(188,890)    $52,385
                                           =====       ===      ======       ====    ========    =========     =======




                                See notes to consolidated financial statements.

                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 1 - BUSINESS DESCRIPTION

       Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). MHP operates HMOs in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina and Wisconsin. All of MHP's HMOs are federally qualified by the United States Department of Health and Human Services and are generally regulated by the Department of Insurance of the state in which they are domiciled (except Maxicare, which is regulated by the California Department of Corporations).

       Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") or primary care provider network products in Indiana, Louisiana and California and represents approximately five percent (5%) of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1993. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than one percent (1%) of the Company's operating revenues for the year ended December 31, 1993.

       NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company. All significant inter-company balances and transactions have been eliminated.

       Cash and Cash Equivalents

       For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

       Cash and cash equivalents consist of the following at December 31:


                                               1993        1992
          (Amounts in thousands)             -------     -------
         Cash..............................  $ 8,398     $ 9,861
         Certificates of deposit...........    3,463       1,001
         Commercial paper..................    6,091
         Money market funds................    7,531       5,728
         Repurchase agreements.............    8,194         440
         U.S. Treasury obligations.........    4,995       4,497
                                             -------     -------

                                             $38,672     $21,527
                                             =======     =======

       Marketable Securities

       Marketable securities are stated at the lower of amortized cost, which typically approximates market, or market value. Market value is estimated using published or broker quoted prices. Gains or losses on disposal of marketable securities are determined on a specific identification basis and are included in investment income in the Consolidated Statements of Operations. Included in investment income for the year ended December 31, 1993 is $375,000 of gains recognized on the sale of marketable securities.

       Marketable securities consist of the following at December 31:



                                              1993        1992
         (Amounts in thousands)             -------     -------
         Certificates of deposit........... $    70     $    75
         U.S. Treasury obligations.........   8,992      10,121
         Bonds.............................              13,088
         Municipal obligations.............     825       1,033
         Auction rate preferred stocks.....   9,526       3,001
         Other.............................      35
                                            -------     -------
                                            $19,448     $27,318
                                            =======     =======

       All bonds in which the Company has invested are rated A or better by Moody's or Standard and Poor's rating agencies.

       Accounts Receivable

       Accounts receivable consist of the following at December 31:

                                              1993         1992
         (Amounts in thousands)              ------      -------
         Premiums.......................... $13,217      $12,253
         Notes.............................   1,432        2,866
         Other.............................   7,231        7,992
                                            -------      -------
                                             21,880       23,111
         Allowance for retroactive
           billing adjustments.........      (2,706)      (2,324)
                                            -------      -------
         Accounts receivable, net......     $19,174      $20,787
                                            =======      =======

       Property and Equipment

       Property and equipment are recorded at cost and include assets acquired through capital leases and improvements that significantly add to the productive capacity or extend the useful life of the asset. Costs of maintenance and repairs are charged to expense as incurred. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets. The costs of major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the applicable lease or the life of the asset.

       Statutory Deposits

       Statutory deposits include cash investments that are limited to specific purposes as required by federal regulations, regulations in states in which the Company operates or employer groups with which the Company contracts. The Company had $12.6 million and
       $11.4 million in such investments limited by federal or state regulations at December 31, 1993 and 1992, respectively, and $850,000 and $500,000 in such investments limited by employer groups at December 31, 1993 and 1992, respectively. These investments are stated at the lower of amortized cost, which approximates market, or market value. Market value is estimated using published or broker quoted prices.

       Intangible Assets

       Intangible assets are amortized using the straight-line method over five years. Accumulated amortization of intangible assets at December 31, 1993 and 1992 is $1.7 million and $1.6 million, respectively.

       Long-term Liabilities

       Long-term liabilities include reserves for various legal matters, including reserves for medical malpractice claims, and various other miscellaneous long-term liabilities.

       Reorganization Accounting

       Costs incurred relating to the reorganization of the Company under Chapter 11 of Title 11 of the United States Bankruptcy Code are reflected in the accompanying consolidated financial statements as reorganization expenses. These costs consisted primarily of legal, accounting, compensatory and financial consulting expenses.

       Revenue Recognition

       Premiums are recorded as revenue in the month for which the enrollees are entitled to health care service. Premiums collected in advance are deferred. A portion of premiums is subject to possible retroactive adjustment. Provision has been made for estimated retroactive adjustments to the extent the probable outcome of such adjustments can be determined. Any other revenues are recognized as services are rendered.

       Cost Recognition

       The cost of health care services is expensed in the period the Company is obligated to provide such services. Estimated claims payable includes claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Reserves are continually monitored and reviewed and as settlements are made or reserves adjusted, differences are reflected in current operations.

       Insurance

       Due to the high costs of insurance coverages, the Company's operating entities, except in South Carolina, are self-insured for risks on certain medical and hospital claims incurred by their members. The Indiana operations were reinsured through August 31, 1991 by a wholly-owned subsidiary of MHP and have been self-insured for such risks subsequent to this date. The North Carolina HMO maintained reinsurance coverage with a third party insurance carrier through December 31, 1992 but subsequently has been reinsured through MLH. The South Carolina HMO continues to maintain reinsurance coverage with a third party insurance carrier.

       In addition, the Company's operating entities are self-insured for medical malpractice claims.

       Premium Deficiencies

       Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable.

       Income Taxes

       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The Company elected to adopt the Statement for the year ended December 31, 1991. This Statement requires, among other things, recognition of future tax benefits measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to net operating loss carryforwards ("NOLs") to the extent that realization of such benefits is more likely than not.

       Net Income (Loss) Per Common and Common Equivalent Share

       Primary earnings per share is  computed  by adjusting the net income
       (loss) for the preferred stock dividends in order to determine net income (loss) attributable to common shareholders. This amount is then divided by the weighted average number of common shares and common equivalent shares for stock options and warrants (when dilutive) outstanding during the period. Earnings per share assuming full dilution is reported when the assumption that the preferred stock is converted to Common Stock is dilutive. Earnings per share assuming full dilution is determined by dividing net income (loss) by the weighted average number of common shares and common stock equivalents for stock options and warrants and for preferred stock assumed converted to Common Stock (when dilutive).

       Stock Options

       With respect to stock options granted at an exercise price which is less than the fair market value on the date of grant, the difference between the option exercise price and market value at date of grant is charged to operations over the period the options vest. Income tax benefits attributable to stock options are credited to additional paid-in capital when exercised.

       Restriction on Fund Transfers

       Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1993, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries is $23.7 million at December 31, 1993, with deposit and reserve requirements representing $13.5 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $10.2 million. Total Restricted Net Assets at December 31, 1993 of $23.9 million includes restricted cash of $225,000 held by a non-operating subsidiary of MHP.

       Reclassifications

       Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

       NOTE 3 - EXTRAORDINARY ITEMS

       On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan") which provides that on December 31, 1991 and 1992 or within 90 days thereafter, the Company will make additional distributions, not to exceed $20.0 million in the aggregate, in an amount equal to its then consolidated net worth (as determined in the Company's audited consolidated financial statements) less $2.0 million (the "Consolidated Net Worth Distribution"). The Consolidated Net Worth Distribution will be distributed and applied in the following manner: 40% of the Consolidated Net Worth Distribution will be distributed ratably to the holders of certain allowed claims in accordance with the terms of the Reorganization Plan and the remaining 60% will be applied ratably against mandatory redemptions of the 13.5% Senior Notes due December 5, 2000 (the "Senior Notes") as set forth in the indenture governing the Senior Notes (the "Indenture").

       On March 12, 1992, MHP noticed the redemption of the Senior Notes for April 13, 1992. In anticipation of this redemption, a $7.0 million extraordinary loss was recorded in the first quarter of 1992 for the write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes and an accrual for Senior Notes redemption costs. Also, a $7.2 million extraordinary loss ($20 million * 40% less $781,000 previously recorded) was reported in the first quarter of 1992 to accrue payments which may be made pursuant to the Reorganization Plan, based on the Company's consolidated net worth at December 31, 1992, to certain holders of allowed claims. The Company does not believe the Reorganization Plan contemplated either the issuance of convertible preferred stock (see
       Note 6) or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of convertible preferred stock had not been consummated and the Senior Notes had not been redeemed. The Company has thus determined the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which has been deposited for distribution to certain creditors under the Reorganization Plan. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. Notwithstanding the foregoing, the Company has elected to accrue in its consolidated financial statements the maximum potential liability pending clarification of this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued. The Consolidated Net Worth Distribution will be made from the Company's available cash.

       The Company's consolidated net worth of $4.0 million at December 31, 1991, before the recognition of the Consolidated Net Worth Distribution, resulted in an approximate $2.0 million Consolidated Net Worth Distribution payable being recorded in the fourth quarter of 1991 ($1.2 million representing the redemption of Senior Notes and $781,000 representing the distribution to holders of certain allowed claims). Payment of the December 31, 1991 Consolidated Net Worth Distribution was made in March 1992. The $781,000 distribution to holders of certain allowed claims, along with the write-off of $124,000 in original issue discount on the Senior Notes to be redeemed, was recorded as an extraordinary item in December 1991.

       NOTE 4 - LITIGATION

       The Company has reached a settlement agreement in principle with the State of Wisconsin regarding its appeal challenging confirmation of the Reorganization Plan on jurisdictional grounds. Pursuant to the agreement, a reorganization plan for Maxicare Health Insurance Company, a Wisconsin HMO subsidiary of MHP ("MHIC"), in accordance with Wisconsin state law, will be submitted without prejudice for approval by the Wisconsin State Court. Under the terms of the agreement in principle, MHIC's reorganization under Wisconsin law must be on terms consistent with the Reorganization Plan. The Company believes the implementation of the agreement in principle will have no material adverse impact on the Company's business or its operations. The agreement is subject to approval by the United States Bankruptcy Court and the non-occurence of certain contingencies.

       In the event the settlement cannot be implemented, the Company may pursue the appeal. If prosecution of the appeal resumes and the United States District Court's ruling is upheld after MHIC's appellate rights have been exhausted, creditors of MHIC will likely only have the protections and recoveries afforded under applicable state law. The Company believes that it has a meritorious position and will prevail on its appeal of the United States District Court's ruling, if prosecution of the appeal resumes.

       On March 12, 1993, MH Healthcare, Affiliate of Methodist Hospital of Indiana, Inc. ("MH") submitted a demand (the "Demand") to the American Arbitration Association (the "AAA") for arbitration of a contractual dispute between MH and Maxicare Indiana, Inc. ("Indiana") concerning interpretation of the provisions of a Master Agreement dated February 8, 1988, as subsequently amended, (the "Agreement") by and among MHP, Indiana and MH. Based on the Pre-Hearing Statement which MH submitted to the Arbitrator and communications with MH, the Company has been advised that MH is seeking a damage award of approximately $7.9 million plus interest. In the event MH prevails in the arbitration, there may be an additional amount due to MH for the 1993 contract year. Indiana disputes the allegations of the Demand and MH's damages computation and has asserted a counterclaim to the Demand to recover overpayments erroneously made to MH under the Agreement. The Company believes that Indiana has meritorious defenses to the Demand and that Indiana will prevail in the arbitration. In the event MH is awarded damages in an amount which proximates the damages MH contends it is entitled to, and such award is upheld on review, the award could have an adverse financial impact on Indiana and the Company.

       The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not adversely affect the Company's consolidated financial position.

       NOTE 5 - COMMITMENTS AND OTHER CONTINGENCIES

       Excluded Cash Claims Reserve

       On the Effective Date, the Company estimated that payments to administration creditors and holders of allowed priority tax claims, allowed claims of secured creditors, enrollee claims, allowed priority employee claims and allowed convenience claims (the "Excluded Cash claims") would not exceed $10.3 million; however, if required the Reorganization Plan further provides for the payment of up to $16.0 million of such claims. Pursuant to a stipulation, the creditor committees agreed, provided the creditors have received the full amount of minimum cash pursuant to the Reorganization Plan ($77.3 million), to make up to the $5.7 million differential out of cash proceeds from the sales of assets or the settlement of litigation which were transferred to a trust established for the benefit of creditors pursuant to the Distribution Trust Agreement in order to provide for the payment of these claims in excess of $10.3 million. In the event that the Company's exposure to these claims significantly exceeds $16.0 million, this could have a material adverse effect on the viability of the Reorganization Plan and the Company's business and operations. The Company believes that reserves for the Excluded Cash claims will be adequate to satisfy these claims.

       Leases

       The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.7 million, $2.8 million and $2.8 million reported for the years ended December 31, 1993, 1992 and 1991, respectively. Sublease rental revenue of $209,000, $198,000, $191,000 is reported for the years ended December 31, 1993, 1992 and 1991, respectively.

       Assets held under capital leases at December 31, 1993 and 1992 of $153,000 and $761,000, respectively, (net of $1.6 million and $1.1 million, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

       Future  minimum  lease  commitments   for  noncancelable  leases  at
       December 31, 1993 were as follows:

                                               Operating  Capitalized
                                                Leases      Leases
                (Amounts in thousands)         ---------  -----------
                1994..........................  $2,784      $105
                1995..........................   2,543
                1996..........................   1,381
                1997..........................     273
                1998..........................     257
                Thereafter....................     640
                                                ------      ----
                Total minimum
                  obligations                   $7,878       105
                                                ======

                Less current
                  portion                                    105
                Long-term                                   ----
                  obligations                               $  0
                                                            ====

       Total future minimum rentals to be received under noncancelable operating subleases at December 31, 1993 were as follows:


           (Amounts in thousands)
           1994..........................  $209
           1995..........................   104
                                           ----
           Total                           $313
                                           ====

       NOTE 6 - CAPITAL STOCK

       On March 9, 1992 the shareholders voted to amend MHP's current Restated Certificate of Incorporation to increase the authorized Capital Stock of the Company from 18 million shares to 45 million shares through: (i) an increase in the amount of authorized Common Stock of the Company, par value $.01, from 18 million shares to 40 million shares, and (ii) the authorization of 5 million shares of Preferred Stock of which 2.5 million shares will be designated Series A Cumulative Convertible Preferred Stock, par value $.01, ("Series A Stock").

       Preferred Stock

       MHP entered into Stock Purchase Agreements dated December 17, 1991 and January 31, 1992 (the "Purchase Agreements"), pursuant to which, MHP issued an aggregate of 2,400,000 shares of Series A Stock to certain institutional investors in a private placement at a purchase price of $25.00 per share. Each share of Series A Stock accrues quarterly cash dividends at an annual rate of $2.25 per share and is currently convertible into approximately 2.7548 shares of Common Stock. The stock conversion ratio is subject to adjustment upon the occurrence of certain events. The transactions contemplated by the Purchase Agreements were consummated on March 11, 1992.

       Upon any liquidation, dissolution or winding up of the Company, holders of the Series A Stock are entitled to receive a preferential payment equal to $25.00 per share, plus all accrued and unpaid dividends. In the event of a sale of all or substantially all of the Company's stock or assets, or under certain circumstances, if the Company merges or combines with another entity, holders of the Series A Stock, at the election of holders of at least 75% of the Series A Stock then outstanding, may request to have their Series A Stock redeemed in which case they will receive a redemption price equal to the liquidation preference amount described above. In certain circumstances, the Company will have the right to redeem the Series A Stock at a redemption price of $25.00 per share, plus all accrued and unpaid dividends.
       Additionally, the Company may not create, issue, or increase the authorized number of shares of any class or series of stock which will rank senior to the Series A Stock as to liquidation rights without the affirmative vote or consent of holders of at least sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of Series A Stock.

       Common Stock

       On the Effective Date, the Company issued 10.0 million shares of Common Stock to itself, as disbursing agent for the benefit of holders of allowed claims, interest and equity claims under the Reorganization Plan. The shares of Common Stock will be validly issued, fully paid and nonassessable upon issuance pursuant to the Reorganization Plan in accordance with the terms thereof. The Common Stock has been recorded at a value equal to the book value of the old common stock, less issuance costs. The Certificate of Incorporation of the Company prohibits the issuance of certain non-voting equity securities as required by the United States Bankruptcy Code.

       Stock Option Plans

       Pursuant to the Reorganization Plan, Messrs. Ratican and Froelich ("Senior Management") each received options to purchase up to 277,778 shares of Common Stock at a price of $6.54 per option share. At December 31, 1991, 100% of these options were fully vested. The difference of $905,000 between the option exercise price and market value at date of grant was charged to operations and accrued as a liability during 1991. As of January 1, 1992, the Company entered into employment agreements with Senior Management. Under the terms of these employment agreements, each member of

       Senior Management received on February 25, 1992 options to purchase up to 150,000 shares of Common Stock at a price of $8.00 per option share. One third of the options vested on the date of grant and one third of the options vest on both the first and second anniversaries of the date of grant.

       In December of 1990, the Company approved the 1990 Stock Option Plan (the "Stock Option Plan"). Under the terms of the Stock Option Plan, as amended, the Company may issue up to an aggregate of 1,000,000 stock options to directors, officers and other employees.

                                          December 31,    December 31,
                                             1993            1992
       (Amounts in thousands, except      ------------    ------------
          price range)
       Outstanding, beginning of year....     593             605
       Granted...........................     218              55
       Exercised.........................      16              17
       Forfeited.........................      52              50
       End of year
         Outstanding.....................     743             593
         Exercisable.....................     385             197
         Price Range..................... $8.00-$12.75    $8.00-$10.50
         Available.......................     224             390


       Warrants

       In accordance with the Reorganization Plan, the Company issued warrants to itself, as disbursing agent for the allowed interests and equity holder claims. Upon issuance of the warrants (the "Warrants"), to these holders pursuant to the terms of the Reorganization Plan, the registered holders thereof will be entitled to purchase, in the aggregate, 555,555 shares of Common Stock. Such Warrants (i) are exercisable for the period commencing 180 days after the first distribution date and ending on December 5, 1995,
       (ii) bear an exercise price of $9.98 per Warrant, and (iii) have such other terms and conditions (including the right of the Company, at its option, to redeem the Warrants). As of December 31, 1993, 12 Warrants have been exercised for the purchase of Common Stock.

       NOTE 7 - INCOME TAXES

       The benefit for income taxes at December 31 consisted of the following:

                                        1993      1992      1991
       (Amounts in thousands)          -------   -------   ------
       Current:
         Federal                       $   120   $    75
         State                             109        67
                                       -------   -------   ------
                                           229       142
                                       -------   -------   ------
       Deferred:
         Federal                        (2,380)   (2,720)
         State                            (420)     (480)
                                       -------   -------   ------
                                        (2,800)   (3,200)
                                       -------   -------   ------

       Benefit for income taxes        $(2,571)  $(3,058)  $    0
                                       =======   =======   ======


       The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                            1993       1992      1991
       (Amounts in thousands)             --------   --------  --------
       Loss carryforwards                 $(30,202)  $(35,616) $(37,148)
       Depreciation                           (602)     1,193     2,164
       Amortization of intangibles                               (1,996)
       Other                                (2,137)    (1,851)   (1,809)
                                          --------   --------  --------

       Gross deferred tax assets           (32,941)   (36,274)  (38,789)
                                          --------   --------  --------

       Deferred tax assets valuation
         allowance                          26,941     33,074    38,789
                                          --------   --------  --------

       Deferred tax asset                 $ (6,000)  $ (3,200) $      0
                                          ========   ========  ========

       The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

                                             1993        1992      1991
       (Amounts in thousands)               -------    -------   -------
       Tax provision at statutory rate..... $ 1,026    $ 2,758   $ 486
       State income taxes..................     109         67
       Benefit of NOL carryforward.........    (906)    (2,683)   (486)
       Anticipation of future benefit of
         NOLs..............................  (2,800)    (3,200)
                                            -------    -------   -----

       Benefit for income taxes............ $(2,571)   $(3,058)  $   0
                                            =======    =======   =====

       Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code. As a result of the ownership change, the Company's utilization of pre-change NOLs is limited to $6.3 million per year. In the event the annual amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. Should the Company experience a second "change of ownership", the annual limitations on NOLs would be recalculated.

       FAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $15 million of NOLs. Accordingly, the Company recorded an increase of $2.8 million in 1993 to its deferred tax asset, from $3.2 million recorded as of December 31, 1992, resulting in an aggregate deferred tax asset of $6.0 million recorded as of December 31, 1993 for the recognition of anticipated future utilization of NOLs. The maximum amount of remaining NOLs that may be utilized in future years before expiring in the years 2002 to 2006 is limited to approximately $87 million.

       The Company's income before taxes for financial statement purposes for the period of 1991 to 1993 was impacted by the incurrence of reorganization expenses and interest expense on the Senior Notes. The Company incurred reorganization expenses of $3.7 million and
       $895,000 in 1991 and 1992, respectively. The Company incurred interest expense related to the Senior Notes, which were issued in December of 1990 and redeemed in March of 1992, in the amounts of $9.5 million and $2.7 million in 1991 and 1992, respectively. Excluding reorganization expenses and interest expense on the Senior Notes, the Company's cumulative pre-tax income for the period of 1991 to 1993 would have been approximately $29.4 million on a pro forma basis after reflecting these adjustments.

       Quarterly Results of Operations (Unaudited)

       The following is a tabulation of the quarterly results of operations for the years ended December 31:


       (Amounts in thousands,                                     Three months ended,
       except per share data)                     ----------------------------------------------------
       ---------------------                      March 31         June 30      Sept 30       Dec 31
                                                  ---------       ---------    ---------     ---------
       1993
       ----

       Operating revenues                         $109,175        $109,897     $108,986      $112,128

       Income (loss) from operations              $  2,321        $  2,012     $ (5,335)     $  1,415

       Net income (loss) (1)                      $  3,036        $  2,565     $ (4,689)     $  4,676

       Net income (loss) available to common
       shareholders                               $  1,686        $  1,215     $ (6,039)     $  3,326

       Net income (loss) per share available
       to common shareholders (2)                 $    .16        $    .12     $   (.60)     $    .27

       1992
       ----

       Operating revenues                         $104,085        $104,444     $103,799      $102,126

       Income (loss) from operations              $  3,349        $  2,778     $  2,736      $ (1,099)

       Net income before extraordinary
       items (3)                                  $  1,872        $  3,257     $  3,078      $  2,963

       Net income (loss) (4)                      $(12,369)       $  3,257     $  3,078      $  2,963

       Net income (loss) available to common
       shareholders                               $(12,669)       $  1,907     $  1,728      $  1,613

       Net loss per share from extraordinary
       items                                      $  (1.38)

       Net income (loss) per share available
       to common shareholders                     $  (1.23)       $    .19     $    .17      $    .15


       (1) Includes a $2.8 million tax benefit from the recording of a deferred tax asset in the fourth quarter of 1993 (see "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

       (2) Earnings per share are computed on a primary basis for the three months ended March 31, June 30 and September 30, 1993 due to the anti-dilutive effect of the assumed conversion of the Company's Preferred Stock to Common Stock. Earnings per share assuming full dilution are reported for the three months ended December 31, 1993 due to the dilutive effect of assuming conversion of the Company's Preferred Stock to Common Stock for that period.

       (3) Includes a $3.2 million tax benefit from the recording of a deferred tax asset in the fourth quarter of 1992 (see "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

       (4) A $7.0 million extraordinary loss was recorded in the first quarter of 1992 for the write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes and an accrual for the Senior Notes redemption costs. Also, a $7.2 million extraordinary loss was reported in the first quarter of 1992 to accrue payments which may be made pursuant to the Reorganization Plan, based on the Company's consolidated net worth at December 31, 1992, to certain holders of allowed claims (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

       Item 9.  Changes in and Disagreements with Accountants on
                ------------------------------------------------
                Accounting and Financial Disclosures
                ------------------------------------

                None

                                    PART III
                                    --------


       Item 10. Directors, Executive Officers, Promoters and Control
                ----------------------------------------------------
                Persons of the Registrant
                -------------------------

       The information set forth in the table, the notes thereto and the paragraphs thereunder, in Part I, Item 1. of this Form 10-K under the caption "Directors and Executive Officers of the Registrant" is incorporated herein by reference.

       During 1993, a report required by Section 16(a) of the Securities Exchange Act of 1934 covering the initial statement of beneficial ownership of the Company's securities for Florence F. Courtright was not filed on a timely basis; however, such report was subsequently filed. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Commission.

       Item 11. Executive Compensation
                ----------------------


       Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1993, 1992 and 1991, of those persons who were, at December 31, 1992 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (collectively the "Named Officers"):


                                                     Summary Compensation Table

                                                                    Long-Term
                                              Annual Compensation   Compensation
                                              -------------------   ------------

                                                                      Stock
                                                                      Options
                                                                      Awards        All Other
       Name and Principal Position    Year   Salary(1)   Bonus(2)      (#)      Compensation(3)(4)
       ---------------------------    ----   ---------   --------    --------   ------------------
       Peter J. Ratican               1993   $425,000    $ 18,513                   $7,075
       Chairman of the Board          1992   $423,653    $148,122    150,000        $6,866
       of Directors, Chief            1991   $374,999
       Executive Officer and
       President

       Eugene L. Froelich             1993   $325,000    $ 18,513                   $7,075
       Executive Vice President -     1992   $323,654    $148,122    150,000        $6,866
       Finance and Administration,    1991   $274,999
       Chief Financial Officer
       and Director

       Alan D. Bloom                  1993   $200,000                  7,500        $6,000
       Senior Vice President,         1992   $195,000                               $5,850
       Secretary and General          1991   $195,000
       Counsel

       Richard A. Link                1993   $195,000                  5,000        $5,850
       Chief Accounting Officer       1992   $190,008                               $5,700
       and Senior Vice President      1991   $175,000                 20,000
       -Accounting

       William B. Caswell             1993   $182,000                 10,000        $4,200
       Vice President, General        1992   $154,818                 25,000
       Manager - Maxicare
       California (5)


       (1)  Excludes distributions received  during  the  year ended December
            31,  1992  paid   with   respect   to   claims  for  pre-petition
            compensation paid pursuant to the Reorganization Plan.

       (2) These amounts are bonuses payable pursuant to the Reorganization Plan and were paid from funds held by the Disbursing Agent in a segregated account and were not paid out of the Company's available cash.

       (3) These amounts include contributions made by the Company on behalf of the Named Officer under the Company's 401(k) Savings Incentive Plan.

       (4) In accordance with the transitional provisions applicable to the revised rules on executive officer and director compensation disclosure adopted by the Securities and Exchange Commission, as informally interpreted by the Commission's Staff, amounts of Other Annual Compensation and All Other Compensation are excluded for the Company's 1991 fiscal year.

       (5)  William B. Caswell's employment at  the Company began in February
            1992.

       Option Grants
       -------------

       Shown below is further information on grants of stock options pursuant to the 1990 Incentive Stock Option Plan during the year ended December 31, 1993, to the Named Officers which are reflected in the Summary Compensation Table.


                            Number of
                            Securities  Percentage of                          Potential Realizable
                            Underlying  Total Options                          Value at Assumed
                            Options      Granted to   Exercise or              Annual Rates of Stock
                            Granted (1) Employees in  Base Price   Expiration  Price Appreciation for
              Name            (#)       Fiscal 1993   ($/share)(2)    Date         Option Term (3)
       ------------------   ----------- ------------- ------------ ----------  ----------------------
                                                                                   5%        10%
                                                                               ---------  ---------
       Alan D. Bloom          7,500         3.4%        $9.63       12/20/98    $ 82,575   $104,250
       Richard A. Link        5,000         2.3%        $9.63       12/20/98    $ 55,050   $ 69,500
       William B. Caswell    10,000         4.6%        $9.63       12/20/98    $110,100   $139,000

       (1) The options were granted as of December 20, 1993 and vest in one-third installments on the first, second and third anniversaries of the date of grant. If the grantee's employment is terminated under certain circumstances or there is a restructuring of the Company (as set forth in the option agreement) these options would become immediately exercisable.

       (2) The option exercise price is subject to adjustment in the event of a stock split or dividend, recapitalization or certain other events.

       (3) The actual value, if any, the Named Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by the Named Officer will be at or near the value estimated. This amount is net of the option exercise price.

       Option Exercises and Fiscal Year-End Values
       -------------------------------------------

       Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1993 and prior years under employment agreements and the 1990 Incentive Stock Option Plan to the Named Officers and held by them at December 31, 1993. None of the Named Officers exercised any stock options during fiscal 1993.

                                Number of Unexercised          Value of Unexercised
                                  Options Held At             In-the-Money Options At
                                December 31, 1993 (#)          December 31, 1993 (1)
                              -------------------------     -------------------------
             Name             Exercisable Unexercisable     Exercisable Unexercisable
       -------------------    ----------- -------------     ----------- -------------
       Peter J. Ratican       377,778       50,000          $1,066,667    $87,500
       Eugene L. Froelich     377,778       50,000          $1,066,667    $87,500
       Alan D. Bloom            6,667       10,833          $   11,667    $ 6,733
       Richard A. Link         46,667       28,333          $   78,333    $39,767
       William B. Caswell       8,333       26,667          $    4,167      9,533


       (1) Based on the closing price on the NASDAQ-NMS on that date ($9.75), net of the option exercise price.

       Employment Agreements
       ---------------------

       As of January 1, 1992, the Company has entered into five-year employment agreements with Peter J. Ratican and Eugene L. Froelich ("Senior Management"). These employment agreements provide for annual base compensation of $425,000 for Mr. Ratican and $325,000 for Mr. Froelich, subject to increases and bonuses, as may be determined by the Board based on annual reviews. The employment agreements provide that upon the termination of either member of Senior Management by the Company without Cause or reasons other than death or incapacity or the voluntary termination by either member of Senior Management for certain reasons as set forth in their employment agreements, the terminated member will be entitled to receive (i) a payment equal to the balance of the terminated member's annual base salary which would have been paid over the remainder of the term of the employment agreement; (ii) an additional one year's annual base salary; (iii) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the agreement; (iv) immediate vesting of all stock options; (v) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefits plans including a car allowance through December 31, 1996. Cause is defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction for a felony or of a crime involving moral turpitude, dishonesty or theft. In the event of a Change in Control of the Company, either member may elect to terminate the employment contract in which case the electing member will be entitled to receive a payment equal to
       2.99 times that member's average annualized compensation from the Company over a certain period. Change of Control is defined as:
       (i) any transaction or occurence which results in the Company ceasing to be publically owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than forty percent (40%) of the combined voting power of the Company's outstanding securities; (iii) a change in the composition of the Board, as set forth in the employment agreement; (iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than sixty percent (60%) of the equity; or (v) the sale or transfer of all or substantially all of its assets. In the event of death or incapacity, the member, or his estate, shall receive the equivalent of ninety (90) days base salary and in the case of incapacity, the continuation of health and disability benefits. The employment agreements also provide that in the event either member of Senior Management does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing employment agreements before the expiration of such employment agreements, such member will be entitled to receive a payment equal to one year's base salary under the terminating agreement. Under these agreements, each member of Senior Management will be entitled to receive an annual performance bonus calculated using a formula, as set forth in the employment agreements, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock, Senior Management will be entitled to a sale bonus calculated using a formula which is based on a percentage of the excess value of the Company over an initial value as set forth in the employment agreements.

       In addition, Senior Management remains entitled to receive certain additional compensation out of funds set aside for distribution under the Reorganization Plan on the Effective Date or from the proceeds of assets liquidated on behalf of pre-petition creditors under the Reorganization Plan.

       As of January 1, 1993 the Company entered into an employment agreement, effective through December 31, 1994, with Richard A. Link. As of January 1, 1994 the Company entered into an employment agreement, effective through December 31, 1994, with Alan D. Bloom and an employment agreement, effective through December 31, 1995, with William B. Caswell. The contracts provide a minimum base salary of $197,500, $203,000 and $195,000 for Messrs. Link, Bloom and Caswell, respectively, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. The contract with Mr. Caswell also provides that: (i) should he die, his estate shall receive the equivalent of thirty
       (30) days base salary; (ii) should the Company terminate his employment prior to the first anniversary of the contract for any reason other than death, incapacity, or Cause, he shall receive the equivalent of his annual base salary; (iii) should the Company terminate his employment on or after the first anniversary of the contract for any reason other than death, incapacity, or Cause, he shall receive the amount of the remainder of his annual base salary as would have been paid had the contract not been terminated which amount shall in no event be less than the equivalent of six (6) months base salary; and (iv) should his employment be terminated for any reason other than death, voluntary resignation, incapacity or Cause within six (6) months of a Change of Control, he shall receive the equivalent of his annual base salary. Cause is defined as (i) the willful and continued failure to perform duties pursuant to the employment agreement without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the
       Company; or (iii) the conviction of a felony or of a crime involving moral turpitude. Change of Control is defined as (i) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than fifty percent (50%) of the equity; or (ii) the sale or transfer of all or substantially all of its assets. The contracts with Messrs. Link and Bloom provide that should their employment be terminated under certain circumstances, they would receive up to the equivalent of four (4) months base salary.

       Compensation of Directors
       -------------------------

       During 1993, certain members of the Board received compensation for their services as directors. These members included Claude Brinegar, Leon Clements, Florence Courtright, Thomas Field, Jr., Walter Filkowski and Charles Lewis and they received cash payments of $33,000, $29,250, $6,000, $31,500, $6,000 and $30,750,
       respectively. During 1994, current directors, excluding directors who are also officers of the Company, will receive compensation for their services in the amount of $24,000 per year, plus $750 per meeting. In addition, these directors are entitled to be reimbursed for all of their reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

       Non-employee directors of the Company have received options to purchase shares of Common Stock which are immediately exercisable at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1993 held by each of the current and former directors, the date of grant and the exercise price of such options:


                                                           Exercise Price
          Director         # of Options  Date of Grant       Per Share
       -----------------   ------------  -------------     -------------
       Leon Clements          10,000     May 20, 1991         $ 8.00

       Walter Filkowski       10,000     May 20, 1991         $ 8.00

       Charles Lewis          10,000     May 20, 1991         $ 8.00
                              10,000     December 20, 1993    $ 9.63

       Claude Brinegar        10,000     July 18, 1991        $ 9.25
                              10,000     December 20, 1993    $ 9.63

       Thomas Field           10,000     April 1, 1992        $10.50
                              10,000     December 20, 1993    $ 9.63

       Florence Courtright    10,000     November 5, 1993     $10.88

       Provided these directors continue to serve as directors of the Company, the exercise term of these options is five years. If the directorship is terminated, the options expire thirty (30) days from the date of such termination. Upon the expiration of his term as a director on February 10, 1993, the Board voted to extend the period in which Mr. Filkowski could exercise his options to one year from the termination date of his directorship. In February 1994, Mr. Filkowski exercised all options held.

       Compensation Committee Interlocks and Insider Participation
       -----------------------------------------------------------

       Peter Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1993. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines Mr. Ratican's total compensation package.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management
                 ----------

       The following table sets forth the number and percentage of the outstanding shares of Common Stock and Series A Stock owned beneficially as of December 31, 1993 by each director or nominee for director as of such date, by the Company's chief executive officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.

                                               Amount and Nature of
                                            Beneficial Ownership(1)
                                            ------------------------
                                                                           Percentage   Percentage    Percentage
                                                                              of           of          of Total
       Name and Address of                  Common        Series A          Common      Series A       Voting
         Person or Group                    Stock(2)(3)    Stock(2)          Stock        Stock        Power(4)
       -------------------                  -----------   ---------        ----------   ----------    ----------
       Maxicare Health Plans, Inc.,         1,164,778                        11.61%                     7.00%
        as disbursing agent (5)
        1149 South Broadway Street
        Los Angeles, California  90015

       Cede & Co. (6)                       6,303,227                        62.82%                    37.87%
         P.O. Box 20
         Bowling Green Station
         New York, New York  10274

       Chilmark Capital Corp. (7)(8)        1,228,725                        12.25%                     7.38%
         139 West Saddle River Road
         Saddle River, New Jersey  07458

       Peter J. Ratican (8)(9)                427,996                         4.09%                     2.51%
         1149 South Broadway Street
         Los Angeles, California  90015

       Eugene L. Froelich (10)                427,778                         4.09%                     2.51%
         1149 South Broadway Street
         Los Angeles, California  90015

       Alan D. Bloom (9)(11)                    7,026                          *                         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Richard A. Link (12)                    46,686                          *                         *
         1149 South Broadway Street
         Los Angeles, California  90015

       William B. Caswell (13)                 21,867                          *                         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Claude S. Brinegar (14)(15)             21,000                          *                         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Leon M. Clements (9)(10)                10,000                          *                         *
         1149 South Broadway Street
         Los Angeles, California  90015

       -------------------------
       * - Less than one percent

       <CAPION>
                                                        Amount and Nature of
                                                     Beneficial Ownership(1)
                                                     ------------------------
                                                                              Percentage  Percentage  Percentage
                                                                                 of          of        of Total
       Name and Address of                           Common      Series A      Common     Series A     Voting
         Person or Group                             Stock(2)(3)  Stock(2)      Stock       Stock      Power(4)
       -------------------                           ----------- ---------    ----------  ----------  ----------

       Florence F. Courtright (10)(15)                  10,000                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Thomas W. Field, Jr. (10)                        20,000                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Charles E. Lewis (9)(10)(15)(16)                 20,000                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Alan S. Manne                                       500                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       General Motors Hourly-Rate                      446,535     153,200      4.27%       6.38%       2.68%
         Employes Pension Trust (17)
         767 Fifth Avenue
         New York, New York  10153

       General Motors Salaried Employes                417,066     144,100      4.00%       6.00%       2.51%
         Pension Trust (17)
         767 Fifth Avenue
         New York, New York  10153

       J.P. Morgan & Co. Incorporated (18)             535,612     190,000      5.07%       7.92%       3.22%
         23 Wall Street
         New York, New York  10015

       Froley, Revy Investment Co.,                    650,133     236,000      6.09%       9.83%       3.91%
         Inc. (19)(20)
         10900 Wilshire Boulevard, #1050
         Los Angeles, California  90024

       Mutual Series Fund Inc. (19)(21)                518,178     188,100      4.91%       7.84%       3.11%
         51 John F. Kennedy Parkway
         Short Hills, New Jersey  07078

       Ryback Management Corporation (22)            1,040,554     193,500      9.85%       8.06%       6.25%
         7711 Carondelet Avenue
         St. Louis, Missouri  63105

       Snyder Capital Management, Inc. (23)            843,480     100,000      8.18%       4.17%       5.07%
         350 California Street
         San Francisco, California  94104

       Smith Barney Shearson Holdings Inc. (24)        997,151     328,500      9.12%      13.69%       5.99%
         1345 Avenue of the Americas
         New York, New York  10105

       Bear Stearns Securities Corp. (19)(25)          572,998     208,000      5.40%       8.67%       3.44%
         One Metrotech Center North
         Brooklyn, New York  11201-3862

       All Directors and Executive Officers          1,102,455                  9.91%                   6.21%
         as a Group (15 persons) (26)

       -------------------------
       * - less than one percent

       (1) Except as otherwise set forth herein, all information pertaining to the holdings of persons who beneficially own more than 5% of any class of the Company's voting stock (other than the Company or its executive officers and directors) is based on filings with the Securities and Exchange Commission and information provided by the record holders.

       (2)  In setting  forth  "beneficial"  ownership,  the  rules of the
            Securities and Exchange Commission require that shares underlying currently exercisable options or issuable upon conversion of the Series A Stock, including options which become exercisable within 60 days, held by a described person be treated as "beneficially" owned and further require that every person who has or shares the power to vote or to dispose of shares of stock be reported as a "beneficial" owner of all shares as to which any such sole or shared power exists. As a consequence, shares which are not yet outstanding are, if obtainable upon exercise of an option which is exercisable or will become exercisable within sixty (60) days or upon conversion of the Series A Stock, nevertheless treated as "beneficially" owned by the designated person, and several persons may be deemed to be the "beneficial" owners of the same securities if they share the power to vote or dispose of them.

        (3) In the event that a tender offer for the Company's shares of Common Stock is commenced prior to the final distribution of the Company's Common Stock pursuant to the Reorganization Plan, the committee elected to oversee the implementation of the Reorganization Plan after the Effective Date (the "New Committee") will have certain rights to direct the tender of the Unallocated Shares. The New Committee disclaims beneficial ownership over any such shares.

        (4) Assumes 10,033,345 shares of Common Stock outstanding, the conversion of all 2,400,000 shares of Series A Stock outstanding (or 6,611,520 shares) and, with respect to each listed beneficial owner, the exercise or conversion of any option, warrant or right held by each such owner exercisable or convertible within 60 days.

        (5) These shares are held by the Company, as disbursing agent for the benefit of holders of Reorganization Plan classes 5A through 5H, 7 and 8A through 8D allowed claims and Reorganization Plan class 12 allowed interests and equity holder claims. The Company disclaims beneficial ownership of these shares. For information concerning the voting of these shares, see "General Information - Outstanding Shares and Voting Rights".

        (6) Cede & Co. holds these shares as a nominee for the Depository Trust Company, which is the securities depository for various segments of the financial industry. None of these shares are owned beneficially by Cede & Co. Includes 1,228,725 shares beneficially owned by Chilmark Capital Corp. and Neil Jonathan Weisman; for further information with respect to these shares, see footnote (7), below.

        (7) Includes 40,000 shares of Common Stock held by the Chilmark Capital Corp. ("Chilmark") profit sharing plan, and 755,100 shares of Common Stock held in a partnership, of which, Chilmark is general partner and 433,625 shares of Common Stock held for two managed accounts for which Chilmark has investment discretion. Neil Jonathan Weisman is president and sole shareholder of Chilmark.

        (8) Includes 427,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

        (9) On December 5, 1990, the effective date of the Reorganization Plan, Messrs. Ratican, Lewis, Bloom and Clements held 350; 490; 150 and 2,000 shares, respectively, of common stock of Maxicare Health Plans, Inc., a California corporation ("MHP"), the Company's predecessor in interest; Mr. Ratican's shares were held in his individual retirement account. These shares were cancelled as of that date in accordance with the terms of the Reorganization Plan. As a result, Messrs. Ratican, Lewis, Bloom and Clements each holds a class 12 claim under the Reorganization Plan which will entitle Mr. Ratican to receive 2 shares of Common Stock and 5 warrants, Dr. Lewis to receive 2 shares of Common Stock and 8 warrants, Mr. Bloom to receive 2 warrants and Mr. Clements to receive 11 shares of Common Stock and 32 warrants. The total number of shares of Common Stock and warrants which these individuals will receive are excluded from the shares disclosed as beneficially owned.

       (10) All shares (and the calculation of the percentage owned assumes such shares are outstanding) are subject to options which are currently exercisable.

       (11) Includes 6,666 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (12) Includes 46,664 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (13) Includes 16,667 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (14) Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (15) Does not include the Unallocated Shares, held of record by the Company. Under certain circumstances, the Independent Directors, currently Messrs. Brinegar and Lewis and Ms. Courtright, have rights to vote the Unallocated Shares. The Independent Directors disclaim beneficial ownership of these shares. For further information on the voting of these shares, see "General Information - Outstanding Shares and Voting Rights", above.

       (16) Dr. Lewis, a director of the Company, is employed by a creditor and/or affiliate of a creditor which have filed claims under the Reorganization Plan which may entitle such creditor, or affiliate thereof, to receive distributions of Common Stock. The total number of shares of Common Stock which these creditors will receive has not yet been determined. Dr. Lewis disclaims beneficial ownership of these shares.

       (17) The shares of Common Stock and Series A Stock are held by Mellon Bank, N.A., acting as trustee (the "Trustee") under two separate trust agreements for the General Motors employee pension trusts (the "Trusts"). The Trustee may act for the Trusts with respect to such shares only pursuant to direction of one of the Trusts' applicable investment managers. General Motors Investment Management Corporation ("GMIMCo") is the investment manager with respect to 200,000 shares (in the aggregate) of Series A Stock. The shares of Series A Stock are convertible into an aggregate of 819,002 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders. Investment and disposition decisions regarding the shares of Series A Stock and Common Stock managed by the Trusts' other investment managers are made by the personnel of such managers, who act independently of GMIMCo, although the continued engagement of such managers as investment managers for the Trusts is subject to the authorization of GMIMCo. Because of the Trustee's limited role, beneficial ownership of the shares of Series A Stock and Common Stock by the Trustee is disclaimed.

       (18) Includes 12,200 shares of Common Stock and 190,000 shares of Series A Stock held in a fiduciary capacity by J.P. Morgan and Co. Incorporated through its subsidiaries J.P. Morgan Investment Management, Inc. and Morgan Guaranty Trust Company of New York. All shares of Common Stock and Series A Stock are subject to the sole dispositive authority of these subsidiaries of J.P. Morgan and Co. Incorporated and the shares of Series A Stock are subject to the sole voting authority of these entities. The shares of Series A Stock are convertible into an aggregate of 523,412 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders.

       (19) The shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders. None of the holders currently hold shares of Common Stock.

       (20) All shares are held on behalf of institutional investors and are subject to the sole voting and dispositive authority of Froley, Revy Investment Co., Inc.

       (21) Mutual Series Fund Inc. (the "Fund") is an investment company consisting of four separate series of stock. Two of the series, namely, Mutual Beacon Fund and Mutual Qualified Fund, are the beneficial owners of 58,000 shares and 130,100 shares, respectively, of Series A Stock. The shares owned by these funds are registered in nominee name. Pursuant to investment advisory contracts with each of the series, Heine Securities Corporation ("Heine"), an investment advisor, and Michael F. Price, president of Heine, have sole investment and voting power over the securities beneficially owned by the series. However, Heine and Mr. Price disclaim any beneficial ownership in such shares owned by the Fund.

       (22) Linder Fund, Inc. ("Linder") is an investment company which beneficially owns 507,500 shares of Common Stock and 193,500 shares of Series A Stock. The shares owned by Linder are registered in nominee name. Pursuant to an investment advisory contract with Linder, Ryback Management Corporation, an investment advisor, shares investment and voting power over the securities beneficially owned by Linder. The shares of Series A Stock are convertible into an aggregate of 533,054 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders.

       (23) Includes 568,000 shares of Common Stock and 100,000 shares of Series A Stock held in a fiduciary capacity by Snyder Capital Management, Inc. ("Snyder"), an investment advisor for a number of investors. No individual investor beneficially owns more than 5% of any class of the Company's voting stock. Snyder has sole voting power over 47,000 shares of Common Stock and 63,600 shares of Series A Stock. Voting power is shared by Snyder on 442,000 shares of Common Stock and 31,500 shares of Series A Stock. The shares of Series A Stock are convertible into an aggregate of 275,480 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to this holder.

       (24) Includes 92,199 shares of Common Stock and 328,500 shares of Series A Stock held in a fiduciary capacity by Smith Barney
            Shearson Inc. ("SBS"), a registered broker/dealer. Smith Barney Shearson Holdings Inc. ("SBH") is the sole common shareholder of SBS and The Travelers Inc. ("TRV") is the sole shareholder of SBH. However, SBH and TRV disclaim any beneficial ownership in such shares. The shares of Series A Stock are convertible into an aggregate of 904,952 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to this holder. SBS has sole voting power over approximately 915,315 shares, including those shares issuable upon conversion of Series A Stock.

       (25) Bear Stearns Securities Corp. is the record holder of these shares; however, all shares are held on behalf of investors. Bear Stearns Securities Corp. disclaims beneficial ownership of all shares.

       (26) Includes 1,093,880 shares which are subject to options which are currently exercisable or will become exercisable within 60 days. Also, on December 5, 1990, the Effective Date of the Reorganization Plan, certain officers and directors of the Company held an aggregate of 3,790 shares of common stock of MHP, the Company's predecessor in interest. These shares were cancelled as of that date in accordance with the terms of the Reorganization Plan. As a result, these executive officers and directors each holds a class 12 claim under the Reorganization Plan which entitle them to receive an aggregate of 19 shares of Common Stock and 60 warrants to purchase Common Stock. The total number of shares of Common Stock and warrants which these individuals will receive are excluded from the shares disclosed as beneficially owned.

       Item 13.  Certain Relationships and Related Transactions
                 ----------------------------------------------

                 None.

                                     PART IV
                                     -------


       Item 14. Exhibits, Financial Statement Schedules, and Reports on
                -------------------------------------------------------
                Form 8-K
                --------

       (a) 1. Financial Statements
                The following consolidated financial statements of Maxicare Health Plans, Inc. and subsidiaries are included in this report in response to Item 8.

                Report of Independent Accountants
                Consolidated Balance Sheets - At December 31, 1993
                  and 1992
                Consolidated Statements of Operations - Years ended
                  December 31, 1993, 1992 and 1991
                Consolidated Statements of Cash Flows - Years ended
                  December 31, 1993, 1992 and 1991
                Consolidated Statements of Changes in Shareholders'
                  Equity - Years ended December 31, 1993,
                  1992 and 1991
                Notes to Consolidated Financial Statements

       (a) 2. Financial Statement Schedules

                Schedule I - Marketable Securities and Other Investments at December 31, 1993

                Schedule III - Condensed Financial Information of Registrant
                - Condensed Balance Sheets at December 31, 1993 and 1992, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991, Notes to Condensed Financial Information of Registrant

                Schedule V - Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991

                Schedule  VI  -   Accumulated  Depreciation,  Depletion  and
                Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991

                Schedule VIII - Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and 1991

       (a) 3. Exhibits

        2.1 Joint Plan of Reorganization dated May 14, 1990, as modified on May 24 and July 12, 1990 (without schedules)*

        2.2 Order Confirming Joint Plan of Reorganization dated May 14, 1990, as Modified, entered on August 31, 1990 (without exhibits or schedules)*

        2.3   Amendment   to   Order    Confirming    Joint   Plan   of
              Reorganization dated May 14, 1990, as Modified, entered on August 31, 1990*

        2.4 Stipulation and Order Re Conditions to Effectiveness of the Plan, entered on December 3, 1990*

        2.5 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived, filed on December 4, 1990*

        2.6 Agreement and Plan of Merger of Maxicare Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990 (without exhibits or schedules)*

        3.1 Charter of Maxicare Health Plans, Inc., a Delaware corporation*

        3.3 Amendment to Charter of Maxicare Health Plans, Inc., a Delaware corporation@

        3.4 Amended Bylaws of Maxicare Health Plans, Inc., a Delaware corporation

        4.1 Form of Certificate of New Common Stock of Maxicare Health Plans, Inc.*

        4.2   Form of Certificate of  Warrant of Maxicare Health Plans,
              Inc.*

        4.4 Warrant Agreement by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, dated as of December 5, 1990*

        4.5 Stock Transfer Agent Agreement by and between Maxicare Health Plans, Inc., and American Stock Transfer & Trust Company, dated as of December 5, 1990*

        4.6 Registration Undertaking by Maxicare Health Plans, Inc., dated as of December 5, 1990*

        4.8 Portions of Charter of Maxicare Health Plans, Inc., relating to the rights of holders of the New Common Stock, the Warrants, or the New Senior Notes*

        4.9 Portions of Bylaws of Maxicare Health Plans, Inc., relating to the rights of holders of the New Common Stock, the Warrants, or the New Senior Notes*

        4.10 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of December 17, 1991**

        4.11 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of January 31, 1992**

        4.12 Form of Certificate of Preferred Stock of Maxicare Health Plans, Inc.@

       10.1   Management Incentive Program*

       10.2   Incentive Compensation Agreement*

       10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich dated January 1, 1992@

       10.5b Employment Agreement by and between Maxicare Health Plans, Inc. and Samuel W. Warburton, dated as of January 1, 1993@@

       10.7c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1993@@

       10.7d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1994

       10.8b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1993@@

       10.8c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1994

       10.9c Form of Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1993@@

       10.12c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of January 1, 1993@@

       10.12d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of January 1, 1994

       10.14 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of December 5, 1990*

       10.15 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990*

       10.16  Form of Stock  Option  Agreement  by and between Maxicare
              Health Plans, Inc. and Samuel Warburton, dated as of December 5, 1990*

       10.18 Form of Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 5, 1990*

       10.19 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 5, 1990*

       10.20 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 5, 1990*

       10.23 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 5, 1990*

       10.28  Form of Distribution Trust Agreement*

       10.29 Lease by and between Maxicare Health Plans, Inc. and Transamerica Occidental Life Insurance Company, dated as of June 1, 1990*

       10.30  Maxicare Health Plans, Inc. 401(k) Plan*

       10.32 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Leon M. Clements, dated as of May 20, 1991@

       10.33 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Walter J. Filkowski, dated as of May 20, 1991@

       10.35  Stock Option  Agreement  by  and  between Maxicare Health
              Plans, Inc. and Charles  E.  Lewis,  dated  as of May 20,
              1991@

       10.36 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of July 18, 1991@

       10.38 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 20, 1991@

       10.40 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 20, 1991@

       10.41 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Samuel W. Warburton, dated as of December 20, 1991@

       10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@

       10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@

       10.44  Amended Maxicare  Health  Plans,  Inc.  1990 Stock Option
              Plan@

       10.48 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and William B. Caswell, dated as of January 8, 1992@@

       10.48a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and William B. Caswell, dated as of January 1, 1994

       10.49 Stock Option Agreement by and between Maxicare Health Plans, Inc. and William B. Caswell, dated as of February 3, 1992@@

       10.50 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of April 1, 1992@@

       10.51b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of January 1, 1993@@

       10.51c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of January 1, 1994

       10.52 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 5, 1990@@

       10.53 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 20, 1991@@

       10.54 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Florence Courtright, dated as of November 5, 1993

       10.55 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 20, 1993

       10.56 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 20, 1993

       10.57 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard Link, dated as of December 20, 1993

       10.58 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 20, 1993

       10.59 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 20, 1993

       10.60 Stock Option Agreement by and between Maxicare Health Plans, Inc. and William Caswell, dated as of December 20, 1993

       10.61 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of December 20, 1993

       10.62 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Dr. Charles E. Lewis, dated as of December 20, 1993

       10.63 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of December 20, 1993

       10.64 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and David Hammons, dated as of January 1, 1994

       10.65 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of May 20, 1991

       10.66 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of December 20, 1991

       10.67 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David Hammons, dated as of December 20, 1993

       21     List of Subsidiaries

       23.1   Consent of Independent Accountants

       28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***

       28.2   Stipulation   and    Order    Regarding   Conditions   to
              Effectiveness of Joint Plan of Reorganization***

       -------------------

       * Incorporated by reference from the Company's Registration Statement on Form 10, declared effective March 18, 1991, in which these exhibits bore the same exhibit numbers.

       ** Incorporated by reference from the Company's Reports on Form 8-K dated December 17, 1991 and January 31, 1992, in which these exhibits bore the same exhibit numbers.

       *** Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which these exhibits bore the same exhibit numbers.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which these exhibits bore the same exhibit numbers.


       (b)  Reports on Form 8-K

            None.

                                    SIGNATURES



                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           March 25, 1994                    /s/ PETER J. RATICAN
           --------------                    ------------------------
                Date                             Peter J. Ratican
                                              Chief Executive Officer

           March 25, 1994                    /s/ EUGENE L. FROELICH
           --------------                    ------------------------
                Date                             Eugene L. Froelich
                                              Chief Financial Officer

           March 25, 1994                    /s/ RICHARD A. LINK
           --------------                    ------------------------
                Date                             Richard A. Link
                                              Principal Accounting
                                                    Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                      Title                 Date
          ----------                      -----                 ----

       /s/ PETER J. RATICAN         Chairman and Director   March 25, 1994
       --------------------
           Peter J. Ratican

       /s/ EUGENE L. FROELICH       Director                March 25, 1994
       ----------------------
           Eugene L. Froelich

                                    Director                March __, 1994
       ----------------------
           Claude S. Brinegar

       /s/ FLORENCE F. COURTRIGHT   Director                March 25, 1994
       --------------------------
           Florence F. Courtright

       /s/ THOMAS W. FIELD, JR.     Director                March 25, 1994
       ------------------------
           Thomas W. Field, Jr.

       /s/ CHARLES E. LEWIS         Director                March 25, 1994
       --------------------
           Charles E. Lewis

       /s/ ALAN S. MANNE            Director                March 25, 1994
       -----------------
           Alan S. Manne

                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

             SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS

                              (Amounts in thousands)

                               At December 31, 1993


       Column A                        Column B       Column C      Column D           Column E
       --------                        --------       --------      --------           --------
                                                                                    Amount at which
                                       Number of                                    each portfolio
                                       shares or                                    of equity security
                                       units-                      Market value      issues and each
       Name of                         principal                   of each           other security
       issuer                          amount of                   issue at         issue carried in
       and title                       bonds and     Cost of       balance sheet     the balance
       of each issue                    notes        each issue       date (1)          sheet (1)
       -------------                   ----------    ----------    -------------    ------------------
       U.S. Treasury Obligations       $ 8,915       $ 8,824        $ 9,019            $ 8,992

       Intercapital Insured
         Municipal Trust Auction
         Rate Preferred Stock            4,000         4,000          4,011              4,011

       Muniyield New York Insured
         Fund Auction Rate Preferred
         Stock                           1,500         1,504          1,504              1,505

       Munivest Fund II
         Auction Rate Preferred Stock    1,000         1,000          1,003              1,003

       Nuveen Insured Quality
         Municipal Fund Auction Rate
         Preferred Stock                 1,000         1,000          1,002              1,002

       Van Kampen Merritt Advantage
         Municipal Income Trust
         Auction Rate Preferred Stock    1,000         1,000          1,003              1,003

       Muniyield California Insured
         Fund Auction Rate Preferred
         Stock                           1,000           999          1,002              1,002

       Municipal Obligations               815           815            824                825

       Various Banks
         Certificates of Deposit            36            36             70                 70

       Common Stock                          4                           35                 35
                                       -------       -------        -------            -------
         Total Marketable
           Securities                   19,270        19,178         19,473             19,448

       U.S. Treasury Obligations        10,120        10,112         10,097             10,035

       Whitney National Bank
         Certificates of Deposit         1,100         1,100          1,100              1,100

       Nations Bank
       Certificates of Deposit             700           700            700                700

       Various Banks
         Certificates of Deposit         1,775         1,775          1,775              1,775
                                       -------       -------        -------            -------

         Total Marketable Securities
           and Other Investments       $32,965       $32,865        $33,145            $33,058
                                       =======       =======        =======            =======

       (1) Including accrued interest.

                         MAXICARE HEALTH PLANS, INC.

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONDENSED BALANCE SHEETS

                           (Amounts in thousands)


                                                                               December 31,
                                                                              1993      1992
                                                                            --------  -------
       CURRENT ASSETS
         Cash and cash equivalents                                          $ 6,586   $ 3,886
         Marketable securities                                                2,524    11,469
         Accounts receivable                                                    286       932
         Amounts due from affiliates                                          2,128
         Deferred tax asset                                                   6,000     3,200
         Other current assets                                                   571       898
                                                                            -------   -------
            TOTAL CURRENT ASSETS                                             18,095    20,385

       PROPERTY AND EQUIPMENT, NET                                            3,229     6,704
       INVESTMENT IN SUBSIDIARIES                                            36,467    35,797
       OTHER LONG-TERM ASSETS                                                 2,146     2,120
                                                                            -------   -------
            TOTAL ASSETS                                                    $59,937   $65,006
                                                                            =======   =======

       CURRENT LIABILITIES
         Accounts payable                                                   $    59   $    33
         Amounts due to affiliates                                                      4,534
         Payable to disbursing agent                                          6,248     7,219
         Other current liabilities                                            1,100       963
                                                                            -------   -------

            TOTAL CURRENT LIABILITIES                                         7,407    12,749

       OTHER LONG-TERM LIABILITIES                                              145       196
                                                                            -------   -------
            TOTAL LIABILITIES                                                 7,552    12,945
                                                                            -------   -------
            TOTAL SHAREHOLDERS' EQUITY                                       52,385    52,061
                                                                            -------   -------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $59,937   $65,006
                                                                            =======   =======



              See notes to condensed financial information of registrant.

                         MAXICARE HEALTH PLANS, INC.

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                           (Amounts in thousands)

                                                                       Years ended December 31,
                                                                      1993       1992      1991
                                                                    --------   --------  -------
       REVENUES
         Equity in earnings (losses) of subsidiaries                $(1,208)   $  2,295  $ 2,758
         Service agreement income                                    15,419      15,215   18,287
         Other income                                                     4         707      299
                                                                    -------    --------  -------
            TOTAL REVENUES                                           14,215      18,217   21,344
                                                                    -------    --------  -------
       EXPENSES
         Health care expenses                                                    (2,004)
         Marketing, general and administrative expenses              12,531       7,534    6,872
         Depreciation expense                                         3,872       1,648      471
         Reorganization expenses                                                    895    3,661
                                                                    -------    --------  -------
            TOTAL EXPENSES                                           16,403       8,073   11,004
                                                                    -------    --------  -------
       INCOME (LOSS) FROM OPERATIONS                                 (2,188)     10,144   10,340

         Investment income                                              504         973      959
         Interest expense, net of inter-company interest income
           and expense                                                  (62)     (3,005)  (9,869)
                                                                    -------    --------  -------
       INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEMS            (1,746)      8,112    1,430

       INCOME TAX BENEFIT                                             7,334       3,058
                                                                    -------    --------  -------
       INCOME BEFORE EXTRAORDINARY ITEMS                              5,588      11,170    1,430

       EXTRAORDINARY ITEMS (net of income taxes of $0)                          (14,241)    (905)
                                                                    -------    --------  -------

       NET INCOME (LOSS)                                              5,588      (3,071)     525

       PREFERRED DIVIDENDS                                            5,400       4,350
                                                                    -------    --------  -------

       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $   188    $ (7,421) $   525
                                                                    =======    ========  =======






         See notes to condensed financial information of registrant.

                         MAXICARE HEALTH PLANS, INC.

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)

                                                                   Years ended December 31,
                                                                  1993       1992      1991
                                                                --------   --------   -------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)..................................... $ 5,588    $ (3,071)  $   525
         Adjustments to reconcile net income (loss) to
          net cash provided by operating activities
            Depreciation expense...............................   3,872       1,648       471
            Amortization of Senior Notes discount..............                 139       461
            Extraordinary items................................              14,241       905
            Equity in (earnings) losses of subsidiaries........   1,208      (2,295)   (2,758)
            Net cash provided by (used for) changes in
              assets and liabilities:
                Decrease (increase) in accounts receivable.....     646        (877)    4,423
                Changes in other miscellaneous assets and
                  liabilities..................................  (7,551)     (6,336)   (1,804)
                                                                -------    --------   -------
       Net cash provided by operating activities...............   3,763       3,449     2,223
                                                                -------    --------   -------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales (purchases) of marketable securities, net.......   8,945     (11,444)      (25)
         Capital contributions to subsidiaries, net............ (12,443)       (150)   (4,621)
         Dividends received from subsidiaries..................  10,490       7,287    14,583
         Purchases of property and equipment...................    (397)
         Increase due to merger with HCS Computer, Inc.........                 171
                                                                -------    --------   -------
       Net cash provided by (used for) investing activities....   6,595      (4,136)    9,937
                                                                -------    --------   -------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Senior Notes redemption...............................             (67,000)
         Issuance of preferred stock...........................              60,000
         Issuance costs paid on preferred stock................              (3,700)
         Payment of preferred stock dividends..................  (5,400)     (4,350)
         Cash transferred to disbursing agent..................    (971)       (781)
         Payments on capital lease obligations.................    (373)       (340)     (281)
         Payments on long-term debt to affiliates..............  (1,050)     (1,050)   (2,450)
         Stock options exercised...............................     136         134
                                                                -------    --------   -------
       Net cash used for financing activities..................  (7,658)    (17,087)   (2,731)
                                                                -------    --------   -------
       Net increase (decrease) in cash and cash equivalents....   2,700     (17,774)    9,429
       Cash and cash equivalents at beginning of period........   3,886      21,660    12,231
                                                                -------    --------   -------
       Cash and cash equivalents at end of period.............. $ 6,586    $  3,886   $21,660
                                                                =======    ========   =======
       Supplemental disclosures of cash flow information:
         Cash paid during the year for -
          Interest                                              $    28    $  2,582   $ 9,674
          Income taxes                                          $   284    $     43

       Supplemental schedule of non-cash investing activities:
         Book value of assets exchanged for assets              $    40
         Fair value of assets exchanged                              25
                                                                -------
         Loss on assets exchanged                               $    15
                                                                =======
         In conjunction with the merger of HCS Computer, Inc.
         the following assets and liabilities were assumed:
            Non-cash assets                                                $  7,978
            Liabilities                                                         483
                                                                           --------
                                                                           $  7,495
                                                                           ========

                   See notes to condensed financial information of registrant.

                           MAXICARE HEALTH PLANS, INC.

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



       Note 1 - General
       ----------------

       The condensed financial information of the registrant ("MHP") should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements which are included elsewhere herein.

       Note 2 - Transactions with Affiliates
       -------------------------------------

       The Company is operating on a post-Effective Date basis under a decentralized and segregated cash management system. The operating subsidiaries currently pay monthly fees to MHP pursuant to administrative services agreements.

       Effective January 1, 1991 MHP acquired the stock of Maxicare Southeast Health Plans, Inc. from Maxicare (a California corporation and wholly-owned subsidiary of MHP) for $2.8 million through the issuance of a two year, 9% promissory note with principal and interest payable semi-annually. Effective July 1, 1991 MHP acquired the stock of Maxicare Health Plans of the Midwest, Inc. from Maxicare for $4.2 million through the issuance of a two year, 9% promissory note with principal and interest payable semi-annually.

       On October 1, 1992 MHP and HCS Computer, Inc. (a wholly-owned subsidiary of MHP that provides computer and telecommunications services to the Company) merged their operations. Accordingly, MHP's Condensed Statement of Operations for the year ended December 31, 1992 includes the results of operations of the computer and telecommunications operations for the three months ended December 31, 1992.

       Note 3 - Commitments and Other Contingencies
       --------------------------------------------

       MHP's assets held under capital leases at December 31, 1993 and 1992 of $145,000 and $745,000, respectively, (net of $1.6 million and $1.1 million, respectively, of accumulated amortization) are comprised primarily of equipment leases.

       Future minimum lease commitments of $97,000 for noncancelable leases at December 31, 1993 are all payable in 1994; therefore, there are no long-term lease obligations.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                           (Amounts in thousands)

                    For the Year Ended December 31, 1993



       Column A               Column B      Column C       Column D           Column E            Column F
       --------               ---------    -----------   ------------    -----------------      ------------
                             Balance at
                             beginning     Additions                     Other changes-add      Balance at
       Classification        of period     at cost       Retirements     (deduct)-(1)           end of period
       --------------        ----------    ---------     -----------     -----------------      -------------
       Leasehold Improv.     $ 5,482                       $ (16)                                 $ 5,466
       Furniture & Fixtures    4,074                         (13)                                   4,061
       Office Equipment          491         $  5                                                     496
       Leased Equipment          904                                                                  904
       Auto & Truck               19                                                                   19
       Medical Equipment         114                                                                  114
       Computer Equipment     20,692          157           (363)            $  1                  20,487
       Communications Equip.  10,557          319            (49)             (30)                 10,797
                             -------         ----          -----             ----                 -------

             TOTAL           $42,333         $481          $(441)            $(29)                $42,344
                             =======         ====          =====             ====                 =======





                                            For the Year Ended December 31, 1992


       Column A               Column B      Column C       Column D           Column E            Column F
       --------               ---------    -----------   ------------    -----------------      ------------
                             Balance at
                             beginning of   Additions                    Other changes-add      Balance at
       Classification        period         at cost      Retirements     (deduct)-(1)           end of period
       --------------        ------         -------      -----------     ------------           -------------
       Leasehold Improv.     $ 5,468         $ 14                                                $ 5,482
       Furniture & Fixtures    4,080                       $    (6)                                4,074
       Office Equipment          454           30               (2)          $   9                   491
       Leased Equipment          907           24                              (27)                  904
       Auto & Truck               23                            (4)                                   19
       Medical Equipment         114                                                                 114
       Computer Equipment     22,277           43             (994)           (634)               20,692
       Communications Equip.  12,813            1           (2,234)            (23)               10,557
                             -------         ----          -------           -----               -------

             TOTAL           $46,136         $112          $(3,240)          $(675)              $42,333
                             =======        =====          =======           =====               =======


       (1)  Adjustments as a result of physical inventory.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                           (Amounts in thousands)

                    For the Year Ended December 31, 1991



       Column A               Column B      Column C       Column D           Column E            Column F
       --------               ---------    -----------   ------------    -----------------      ------------
                             Balance at
                             beginning of   Additions                    Other changes-add      Balance at
       Classification        period         at cost      Retirements     (deduct)-(1)           end of period
       --------------        ------         -------      -----------     ------------           -------------
       Leasehold Improv.     $ 5,271        $  440        $  (192)          $ (51)               $ 5,468
       Furniture & Fixtures    5,359             6           (645)           (640)                 4,080
       Office Equipment          465             3            (14)                                   454
       Leased Equipment        1,054             3           (247)             97                    907
       Auto & Truck               20             3                                                    23
       Medical Equipment         121                           (7)                                   114
       Computer Equipment     25,680         1,763         (5,166)                                22,277
       Communications Equip.  13,790           119         (1,130)             34                 12,813
                             -------        ------        -------           -----                -------

             TOTAL           $51,760        $2,337        $(7,401)          $(560)               $46,136
                             =======        ======        =======           =====                =======



       (1)  Adjustments as a result of physical inventory.

                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                              (Amounts in thousands)

                       For the Year Ended December 31, 1993



       Column A                  Column B       Column C        Column D           Column E         Column F
       --------                  ---------     -----------    ------------    -----------------   ------------
                                               Additions
                                Balance at     charged to
                                beginning of   costs and                      Other changes-add   Balance at
       Description              period         expenses       Retirements     (deduct)-(1)        end of period
       -----------              ------         --------       -----------     ------------        -------------
       Leasehold Improv.        $ 3,106        $  613           $ (10)                              $ 3,709
       Furniture & Fixtures       4,054            14             (13)                                4,055
       Office Equipment             455            10                                                   465
       Leased Equipment             886            10                                                   896
       Auto & Truck                  15             3                                                    18
       Medical Equipment            114                                                                 114
       Computer Equipment        17,354         2,352            (323)                               19,383
       Communications Equip.      9,124         1,025             (46)           $(28)               10,075
                                -------        ------           -----            ----               -------

             TOTAL              $35,108        $4,027           $(392)           $(28)              $38,715
                                =======        ======           =====            ====               =======




                       For the Year Ended December 31, 1992


       Column A                 Column B        Column C        Column D           Column E         Column F
       --------                 ---------      -----------    ------------    -----------------   ------------
                                               Additions
                               Balance at      charged to
                               beginning of    costs and                      Other changes-add   Balance at
       Description             period          expenses       Retirements     (deduct)-(1)        end of period
       -----------             ------          --------       -----------     ------------        -------------
       Leasehold Improv.       $ 2,494          $  612                                              $ 3,106
       Furniture & Fixtures      4,027              33         $    (6)                               4,054
       Office Equipment            441              13              (2)         $     3                 455
       Leased Equipment            843              70                              (27)                886
       Auto & Truck                 15               4              (4)                                  15
       Medical Equipment           114                                                                  114
       Computer Equipment       15,917           2,968            (978)            (553)             17,354
       Communications Equip.     9,654           1,487          (2,010)              (7)              9,124
                               -------          ------         -------          -------             -------

             TOTAL             $33,505          $5,187         $(3,000)         $  (584)            $35,108
                               =======          ======         =======          =======             =======


       (1)  Adjustments as a result of physical inventory.

                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                              (Amounts in thousands)

                       For the Year Ended December 31, 1991



       Column A                 Column B        Column C        Column D           Column E         Column F
       --------                 ---------      -----------    ------------    -----------------   ------------
                                               Additions
                               Balance at      charged to
                               beginning of    costs and                      Other changes-add   Balance at
       Description             period          expenses       Retirements     (deduct)-(1)        end of period
       -----------             ------          --------       -----------     ------------        -------------
       Leasehold Improv.       $ 2,032          $  605         $  (143)                             $ 2,494
       Furniture & Fixtures      4,701             566            (600)         $  (640)              4,027
       Office Equipment            394              60             (13)                                 441
       Leased Equipment            877             154            (247)              59                 843
       Auto & Truck                 11               4                                                   15
       Medical Equipment           101              19              (6)                                 114
       Computer Equipment       14,840           3,049          (3,194)           1,222              15,917
       Communications Equip.     9,644           2,001            (801)          (1,190)              9,654
                               -------          ------         -------          -------             -------

             TOTAL             $32,600          $6,458         $(5,004)         $  (549)            $33,505
                               =======          ======         =======          =======             =======


       (1) Reclassifications as a result of physical inventory.

                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                      For the Year Ended December 31, 1993



       Column A                  Column B               Column C               Column D        Column E
       --------                  ---------       --------------------------   ----------     ------------
                                                        Additions
                                                 --------------------------
                                 Balance at      Charged to  Charged to
                                 beginning       costs and   other accounts   Deductions     Balance at
       Description               of period       expenses    - describe       - describe     end of period
       -----------               ----------      ---------   --------------   ----------     -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:     $2,324                        $382(1)                         $2,706

       Other valuation
         accounts:                    34                                                            34
                                  ------                        ----                            ------
                                  $2,358                        $382                            $2,740
                                  ======                        ====                            ======





                      For the Year Ended December 31, 1992


       Column A                  Column B                 Column C             Column D        Column E
       --------                  --------        --------------------------   -----------    ------------
                                                          Additions
                                                 --------------------------
                                 Balance at      Charged to      Charged to
                                 beginning       costs and     other accounts  Deductions     Balance at
       Description               of period       expenses       - describe    - describe     end of period
       -----------               ----------      ---------     -------------- -----------    -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:     $2,853                                      $    529(2)      $2,324

       Other valuation
         accounts:                 3,154                                         3,120(3)          34
                                  ------                                        ------         ------
                                  $6,007                                        $3,649         $2,358
                                 =======                                        ======         ======



       (1)  Reduction in premium revenue.
       (2)  Write-off of aged retroactive billing adjustments.
       (3)  Write-off of notes receivable reserve.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                           (Amounts in thousands)

                    For the Year Ended December 31, 1991



       Column A                 Column B              Column C              Column D       Column E
       --------                 ---------       -----------------------     --------       --------

                                                    Additions
                                                -----------------------
                                Balance at      Charged to   Charged to
                                beginning       costs and    other accounts    Deductions    Balance at
       Description              of period       expenses      - describe       - describe   end of period
       -----------              ----------      ---------   ---------------   ------------ --------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:    $ 4,025           $397                       $ 1,569(1)       $2,853

       Other valuation
         accounts:                 3,679                                          525(2)        3,154
                                 -------           ----                       -------          ------
                                 $ 7,704           $397                       $ 2,094          $6,007
                                 =======           ====                       =======          ======

       (1) Write-off of aged retroactive billing adjustments.
       (2) Write-off of fully reserved notes receivable.

                                 INDEX TO EXHIBITS



       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    ----------------------------------------      -----------

        2.1      Joint Plan of Reorganization dated May 14,
                 1990, as modified on May 24 and July 12,
                 1990 (without schedules)*

        2.2      Order Confirming Joint Plan of
                 Reorganization dated May 14, 1990, as
                 Modified, entered on August 31, 1990
                 (without exhibits or schedules)*

        2.3 Amendment to Order Confirming Joint Plan of Reorganization dated May 14, 1990, as
                 Modified, entered on August 31, 1990*

        2.4      Stipulation and Order Re Conditions to
                 Effectiveness of the Plan, entered on
                 December 3, 1990*

        2.5 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived, filed on December 4, 1990*

        2.6      Agreement and Plan of Merger of Maxicare
                 Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990 (without exhibits or schedules)*

        3.1      Charter of Maxicare Health Plans, Inc.,
                 a Delaware corporation*

        3.3      Amendment to Charter of Maxicare Health
                 Plans, Inc., a Delaware corporation@

        3.4      Amended Bylaws of Maxicare Health               95 of 319
                 Plans, Inc., a Delaware corporation

        4.1      Form of Certificate of New Common Stock of
                 Maxicare Health Plans, Inc.*

        4.2      Form of Certificate of Warrant of Maxicare
                 Health Plans, Inc.*

       -------------------------
       *  Incorporated  by  reference   from   the  Company's  Registration
          Statement on Form 10, declared effective March 18, 1991, in which these exhibits bore the same exhibit numbers.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    ----------------------------------------      -----------

         4.4     Warrant Agreement by and between Maxicare
                 Health Plans, Inc. and American Stock
                 Transfer & Trust Company, dated as of
                 December 5, 1990*

         4.5     Stock Transfer Agent Agreement by and
                 between Maxicare Health Plans, Inc.,
                 and American Stock Transfer & Trust
                 Company, dated as of December 5, 1990*

         4.6     Registration Undertaking by Maxicare Health
                 Plans, Inc., dated as of December 5, 1990*

         4.8     Portions of Charter of Maxicare Health
                 Plans, Inc., relating to the rights of
                 holders of the New Common Stock, the
                 Warrants, or the New Senior Notes*

         4.9     Portions of Bylaws of Maxicare Health Plans,
                 Inc., relating to the rights of holders of the New Common Stock, the Warrants, or the New Senior Notes*

         4.10    Series A Cumulative Convertible Preferred
                 Stock Purchase Agreement dated as of
                 December 17, 1991**

         4.11    Series A Cumulative Convertible Preferred
                 Stock Purchase Agreement dated as of
                 January 31, 1992**

         4.12    Form of Certificate of Preferred Stock of
                 Maxicare Health Plans, Inc.@

        10.1     Management Incentive Program*

        10.2     Incentive Compensation Agreement*

        10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
                 and Peter J. Ratican, dated as of January 1,
                 1992@

       -------------------------
       *  Incorporated  by  reference   from   the  Company's  Registration
          Statement on Form 10, declared effective March 18, 1991, in which these exhibits bore the same exhibit numbers.

       ** Incorporated by reference from the Company's Reports on Form 8-K dated December 17, 1991 and January 31, 1992, in which these exhibits bore the same exhibit numbers.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number  Description                                     Page Number
       ------  ----------------------------------------        -----------

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Eugene L. Froelich dated January 1,
               1992@

       10.5b   Employment Agreement by and between
               Maxicare Health Plans, Inc. and
               Samuel W. Warburton, dated as of
               January 1, 1993@@

       10.7c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and
               Vicki F. Perry, dated as of January 1, 1993@@

       10.7d   Employment and Indemnification Agreement by     115 of 319
               and between Maxicare Health Plans, Inc. and
               Vicki F. Perry, dated as of January 1, 1994

       10.8b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Alan D. Bloom, dated as of January 1,
               1993@@

       10.8c   Employment and Indemnification Agreement        125 of 319
               by and between Maxicare Health Plans, Inc.
               and Alan D. Bloom, dated as of January 1,
               1994

       10.9c   Form of Employment and Indemnification
               Agreement by and between Maxicare Health
               Plans, Inc. and Richard A. Link, dated as of January 1, 1993@@

       10.12c Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and
               Aivars Jerumanis, dated as of January 1,
               1993@@

       10.12d  Employment and Indemnification Agreement by     135 of 319
               and between Maxicare Health Plans, Inc. and
               Aivars Jerumanis, dated as of January 1,
               1994

       -------------------------
       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number  Description                                     Page Number
       ------  ----------------------------------------        -----------

       10.14   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Peter J.
               Ratican, dated as of December 5, 1990*

       10.15   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Eugene L.
               Froelich, dated as of December 5, 1990*

       10.16   Form of Stock Option Agreement by and
               between Maxicare Health Plans, Inc. and
               Samuel Warburton, dated as of December 5,
               1990*

       10.18   Form of Stock Option Agreement by and
               between Maxicare Health Plans, Inc. and
               Vicki F. Perry, dated as of December 5,
               1990*

       10.19   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Alan D.
               Bloom, dated as of December 5, 1990*

       10.20   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Richard A.
               Link, dated as of December 5, 1990*

       10.23   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Aivars
               Jerumanis, dated as of December 5, 1990*

       10.28   Form of Distribution Trust Agreement*

       10.29   Lease by and between Maxicare Health Plans,
               Inc. and Transamerica Occidental Life
               Insurance Company, dated as of June 1, 1990*

       10.30   Maxicare Health Plans, Inc. 401(k) Plan*

       10.32   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Leon M.
               Clements, dated as of May 20, 1991@

       10.33   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Walter
               J. Filkowski, dated as of May 20, 1991@

       -------------------------
       *  Incorporated  by  reference   from   the  Company's  Registration
          Statement on Form 10, declared effective March 18, 1991, in which these exhibits bore the same exhibit numbers.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------

       10.35    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Charles
                E. Lewis, dated as of May 20, 1991@

       10.36    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Claude
                S. Brinegar, dated as of July 18, 1991@

       10.38    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard
                A. Link, dated as of December 20, 1991@

       10.40    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars
                Jerumanis, dated as of December 20, 1991@

       10.41    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Samuel
                W. Warburton, dated as of December 20, 1991@

       10.42    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Peter J.
                Ratican, dated as of February 25, 1992@

       10.43    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Eugene
                L. Froelich, dated as of February 25,
                1992@

       10.44    Amended Maxicare Health Plans, Inc.
                1990 Stock Option Plan@

       10.48 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
                and William B. Caswell, dated as of January
                8, 1992@@

       10.48a   Employment and Indemnification Agreement       145 of 319
                by and between Maxicare Health Plans, Inc.
                and William B. Caswell, dated as of January
                1, 1994

       10.49    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and William
                B. Caswell, dated as of February 3, 1992@@


       -------------------------
       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which these exhibits bore the same exhibit numbers.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------

       10.50    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Thomas W.
                Field, Jr., dated as of April 1, 1992@@

       10.51b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
                and Robert Landis, dated as of January 1, 1993@@

       10.51c   Employment and Indemnification Agreement       155 of 319
                by and between Maxicare Health Plans, Inc.
                and Robert Landis, dated as of January 1,
                1994

       10.52    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 5, 1990@@

       10.53    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 20, 1991@@

       10.54    Stock Option Agreement by and between          165 of 319
                Maxicare Health Plans, Inc. and Florence
                Courtright, dated as of November 5, 1993

       10.55    Stock Option Agreement by and between          176 of 319
                Maxicare Health Plans, Inc. and Vicki
                F. Perry, dated as of December 20, 1993

       10.56    Stock Option Agreement by and between          187 of 319
                Maxicare Health Plans, Inc. and Alan D.
                Bloom, dated as of December 20, 1993

       10.57    Stock Option Agreement by and between          198 of 319
                Maxicare Health Plans, Inc. and Richard
                Link, dated as of December 20, 1993

       10.58    Stock Option Agreement by and between          209 of 319
                Maxicare Health Plans, Inc. and Aivars
                Jerumanis, dated as of December 20, 1993

       10.59    Stock Option Agreement by and between          220 of 319
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 20, 1993

       10.60    Stock Option Agreement by and between          231 of 319
                Maxicare Health Plans, Inc. and William
                Caswell, dated as of December 20, 1993


       -------------------------
       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which these exhibits bore the same exhibit numbers.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------

        10.61   Stock Option Agreement by and between          242 of 319
                Maxicare Health Plans, Inc. and Thomas
                W. Field, Jr., dated as of December 20,
                1993

        10.62   Stock Option Agreement by and between          253 of 319
                Maxicare Health Plans, Inc. and Dr. Charles
                E. Lewis, dated as of December 20, 1993

        10.63   Stock Option Agreement by and between          264 of 319
                Maxicare Health Plans, Inc. and Claude
                S. Brinegar, dated as of December 20, 1993

        10.64   Employment and Indemnification Agreement       275 of 319
                by and between Maxicare Health Plans, Inc.
                and David Hammons, dated as of January
                1, 1994

        10.65   Stock Option Agreement by and between          285 of 319
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of May 20, 1991

        10.66   Stock Option Agreement by and between          296 of 319
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of December 20, 1991

        10.67   Stock Option Agreement by and between          307 of 319
                Maxicare Health Plans, Inc. and David
                Hammons, dated as of December 20, 1993

        21      List of Subsidiaries                           318 of 319

        23.1    Consent of Independent Accountants             319 of 319

        28.1    Notice That The Conditions to
                Effectiveness of the Plan Have Been
                Met or Waived***

        28.2 Stipulation and Order Regarding Conditions to Effectiveness of Joint Plan of Reorganization***

       -------------------------
       *** Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which these exhibits bore the same exhibit numbers.

                                                        Exhibit 3.4








                          MAXICARE HEALTH PLANS, INC.




                                    BYLAWS





                      As Amended through January 28, 1994

                               TABLE OF CONTENTS


                                                                 Page

       ARTICLE I.     OFFICES. . . . . . . . . . . . . . . . . .   4

            Section 1.    PRINCIPAL OFFICE. . . . . . . . . . . .  4
            Section 2.    OTHER OFFICES . . . . . . . . . . . . .  4

       ARTICLE II.    MEETINGS OF STOCKHOLDERS . . . . . . . . .   4

            Section 1.    PLACE OF MEETINGS. . . . . . . . . . .   4
            Section 2.    ANNUAL MEETINGS OF STOCKHOLDERS. . . .   4
            Section 3.    SPECIAL MEETINGS . . . . . . . . . . .   4
            Section 4.    NOTICE OF STOCKHOLDERS' MEETINGS . . .   4
            Section 5.    MANNER OF GIVING NOTICE; AFFIDAVIT
                          OF NOTICE. . . . . . . . . . . . . . .   5
            Section 6.    QUORUM . . . . . . . . . . . . . . . .   5
            Section 7.    ADJOURNED MEETING AND NOTICE THEREOF .   5
            Section 8.    ORGANIZATION . . . . . . . . . . . . .   5
            Section 9.    VOTING . . . . . . . . . . . . . . . .   6
            Section 10.   WAIVER OF NOTICE OR CONSENT BY ABSENT
                          STOCKHOLDERS . . . . . . . . . . . . .   6
            Section 11.   RECORD DATE. . . . . . . . . . . . . .   6
            Section 12.   PROXIES. . . . . . . . . . . . . . . .   7
            Section 13.   INSPECTORS OF ELECTION . . . . . . . .   7
            Section 14.   NOTICE OF STOCKHOLDER BUSINESS AND
                          NOMINATIONS. . . . . . . . . . . . . .   8

       ARTICLE III.   DIRECTORS. . . . . . . . . . . . . . . . .  10

            Section 1.    POWERS . . . . . . . . . . . . . . . .  10
            Section 2.    NUMBERS OF DIRECTORS . . . . . . . . .  10
            Section 3.    RESIGNATIONS; VACANCIES. . . . . . . .  10
            Section 4.    PLACE OF MEETINGS AND TELEPHONIC
                          MEETINGS . . . . . . . . . . . . . . .  11
            Section 5.    ANNUAL MEETINGS . . . . .  . . . . . .  11
            Section 6.    OTHER REGULAR MEETINGS . . . . . . . .  11
            Section 7.    SPECIAL MEETINGS . . . . . . . . . . .  11
            Section 8.    DISPENSING WITH NOTICE . . . . . . . .  12
            Section 9.    QUORUM . . . . . . . . . . . . . . . .  12
            Section 10.   ADJOURNMENT. . . . . . . . . . . . . .  12
            Section 11.   ACTION WITHOUT MEETING . . . . . . . .  12
            Section 12.   FEES AND COMPENSATION OF DIRECTORS . .  12

       ARTICLE IV.    COMMITTEES . . . . . . . . . . . . . . . .  12

            Section 1.    COMMITTEES OF DIRECTORS. . . . . . . .  12
            Section 2.    MEETINGS AND ACTION OF COMMITTEES. . .  13

       ARTICLE V.     OFFICERS . . . . . . . . . . . . . . . . .  13

            Section 1.    OFFICERS . . . . . . . . . . . . . . .  13
            Section 2.    ELECTION OF OFFICERS . . . . . . . . .  13
            Section 3.    SUBORDINATE OFFICERS, ETC. . . . . . .  14
            Section 4.    REMOVAL AND RESIGNATION OF OFFICERS. .  14

            Section 5.    VACANCIES IN OFFICES . . . . . . . . .  14
            Section 6.    CHAIRMAN OF THE BOARD. . . . . . . . .  14
            Section 7.    VICE CHAIRMAN OF THE BOARD . . . . . .  14
            Section 8.    PRESIDENT. . . . . . . . . . . . . . .  14
            Section 9.    VICE PRESIDENTS. . . . . . . . . . . .  15
            Section 10.   SECRETARY. . . . . . . . . . . . . . .  15
            Section 11.   TREASURER. . . . . . . . . . . . . . .  15

       ARTICLE VI.    RECORDS AND REPORTS. . . . . . . . . . . .  16

            Section 1.    MAINTENANCE AND INSPECTION OF SHARE
                          REGISTER . . . . . . . . . . . . . . .  16
            Section 2.    MAINTENANCE AND INSPECTION OF BYLAWS .  16
            Section 3.    MAINTENANCE AND INSPECTION OF OTHER
                          CORPORATE RECORDS. . . . . . . . . . .  16
            Section 4.    INSPECTION BY DIRECTORS. . . . . . . .  17

       ARTICLE VII.   GENERAL CORPORATE MATTERS. . . . . . . . .  17

            Section 1.    CHECKS, DRAFTS, EVIDENCES OF
                          INDEBTEDNESS . . . . . . . . . . . . .  17
            Section 2.    CORPORATE CONTRACTS AND INSTRUMENTS;
                          HOW EXECUTED . . . . . . . . . . . . .  17
            Section 3.    CERTIFICATES FOR SHARES. . . . . . . .  17
            Section 4     LOST CERTIFICATES. . . . . . . . . . .  17
            Section 5.    TRANSFER OF SHARES . . . . . . . . . .  18
            Section 6.    TRANSFER AND REGISTRY AGENTS . . . . .  18
            Section 7.    REGULATIONS. . . . . . . . . . . . . .  18
            Section 8.    RESTRICTION ON TRANSFER OF STOCK . . .  18
            Section 9.    REPRESENTATION OF SHARES OF OTHER
                          CORPORATIONS . . . . . . . . . . . . .  19
            Section 10.   DIVIDENDS, SURPLUS, ETC. . . . . . . .  19

       ARTICLE VIII.  GENERAL. . . . . . . . . . . . . . . . . .  19

            Section 1.    CONSTRUCTION AND DEFINITIONS . . . . .  19
            Section 2.    SEAL . . . . . . . . . . . . . . . . .  19
            Section 3.    FISCAL YEAR. . . . . . . . . . . . . .  20

       ARTICLE IX.    AMENDMENTS . . . . . . . . . . . . . . . .  20

            Section 1.    AMENDMENT BY STOCKHOLDERS. . . . . . .  20
            Section 2.    AMENDMENT BY DIRECTORS . . . . . . . .  20

                                     BYLAWS

                                       OF

                           MAXICARE HEALTH PLANS, INC.


                                   ARTICLE I.
                                     OFFICES

                Section 1.   PRINCIPAL  OFFICE.    The  Board of Directors
       shall fix the location of the principal executive office of the Corporation at any place within or outside the State of Delaware.

                Section 2.  OTHER OFFICES.   The Board of Directors may at
       any time establish branch or subordinate offices at any place or places where the Corporation shall determine.

                                   ARTICLE II.
                            MEETINGS OF STOCKHOLDERS

                Section 1. PLACE OF MEETINGS. Meetings of stockholders shall be held at any place within or outside the State of Delaware designated by the Board of Directors. In the absence of any such designation, stockholders' meetings shall be held at the principal executive office of the Corporation.

                Section 2. ANNUAL MEETINGS OF STOCKHOLDERS. The annual meeting of stockholders shall be held each year on a date and at a time designated by the Board of Directors. At each annual meeting directors shall be elected and any other proper business may be transacted.

                Section 3. SPECIAL MEETINGS. A special meeting of the stockholders may be called at any time for any purpose or purposes by the Board of Directors, the Chairman or Vice-President of the Board, the President of the Corporation or by a committee of the Board which has been duly designated by the Board and whose powers and authority, as provided in a resolution of the Board or in these bylaws, include the power to call such meetings, and such special meetings shall be called by the President of the Corporation at the request in writing of stockholders owning at least a majority in amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such stockholders' request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting shall be limited to matters relating to the purpose or purposes stated in the notice of meeting.

                Section 4. NOTICE OF STOCKHOLDERS' MEETINGS. All notices of meetings of stockholders shall be sent or otherwise given in accordance with Section 5 of this Article II not less than ten (10) nor more than sixty (60) days before the date of the meeting being noticed. The notice shall specify the place, date and hour of the meeting and in the case of a special meeting, the purpose(s) for which the meeting is called. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees.

                Section 5.  MANNER OF  GIVING NOTICE; AFFIDAVIT OF NOTICE.
       Notice of any meeting of stockholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the stockholder at the address of such stockholder appearing on the books of the Corporation. If mailed, notice is given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

                An affidavit of the mailing or other means of giving an notice of any stockholders' meeting shall be executed by the Secretary, Assistant Secretary or any transfer agent of the Corporation giving such notice, and shall be filed and maintained in the minute books of the Corporation.

                Section 6. QUORUM. At all meetings of stockholders, except as otherwise required by statute or by the Certificate of Incorporation, the presence in person or by proxy of the holders of a majority of the shares of stock outstanding and entitled to vote at any meeting of stockholders shall constitute a quorum for the transaction of business. The stockholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

                Section 7. ADJOURNED MEETING AND NOTICE THEREOF. Any stockholders' meeting, annual or special, whether or not a quorum is present, may by adjourned from time to time by the vote of the majority of the shares represented at such meeting, either in person or by proxy.

                When any meeting of stockholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than thirty (30) days from the date set for the original meeting, in which case the Board of Directors shall set a new record date. Notice of any such adjourned meeting, if required, shall be given to each stockholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 4 and 5 of this Article II. At any adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting.

                Section 8. ORGANIZATION. At every meeting of stockholders, the President, or in his absence the Chairman or Vice Chairman of the Board, shall act as chairman of the meeting and the Secretary shall act as secretary of the meeting. In case none of the officers designated above to act as chairman or secretary of the meeting, respectively, shall be present, a chairman or a secretary of the meeting, as the case may be, may be chosen by a majority of the votes cast at such meeting by the holders of shares present in person or represented by proxy and entitled to vote at the meeting.

                Section 9.  VOTING.   The stockholders entitled to vote at
       any meeting of stockholders shall be determined in accordance with the provisions of Section 11 of this Article II, subject to the provisions of Section 217 the Delaware General Corporation Law (relating to voting rights of fiduciaries, pledgors and joint owners of stock). Any stockholder entitled to vote on any matter (other than the election of directors) may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal but, if the stockholder fails to specify the number of shares such stockholder is voting affirmatively, it will be conclusively presumed that the stockholder's approving vote is with respect to all shares such stockholder is entitled to vote. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and voting on any matter shall be the act of the stockholders, unless the vote of a greater number or voting by classes is required by these Bylaws, the Certificate of Incorporation or by statute. Directors shall be elected by a plurality of the votes of the shares represented at the meeting and entitled to vote on the election of directors. No stockholder shall be entitled to cumulate votes on any matter at any meeting of stockholders.

                Section  10.    WAIVER  OF  NOTICE  OR  CONSENT  BY ABSENT
       STOCKHOLDERS. Whenever notice is required to be given to the stockholders under any provision of the General Corporation Law or the Certificate of Incorporation or the Bylaws, a written waiver thereof, signed by a stockholder entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

                Section 11. RECORD DATE. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting; (2) in the case of determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten (10) days from the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any such action, shall not be more than sixty (60) days prior to such other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting when no prior action of the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in accordance with applicable law, or, if prior action by the Board of Directors is required by law, shall be at the close of business on the day on which the Board of Directors adopts the resolution relating to taking such prior action; and (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                Section 12. PROXIES. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

                Section 13. INSPECTORS OF ELECTION. The Board, in advance of any meeting of stockholders, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at such meeting may, and on the request of any stockholder entitled to vote thereat shall, appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspector or inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes or ballots, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes or ballots, determine the result, and shall do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the person presiding at the meeting or any stockholder entitled to vote thereat, the inspector or inspectors shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them. Any report or certificate made by the inspector or inspectors shall be prima facie evidence of the facts stated and of the vote as certified by him or them.

       Section 14.  NOTICE OF STOCKHOLDER BUSINESS AND NOMINATIONS.

       (A) ANNUAL MEETING OF STOCKHOLDERS

                (1) Nominations of persons for election to the Board of Directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Corporation's notice of meeting delivered pursuant to Section 4 of Article II of these bylaws, (b) by or at the direction of the Chairman of the Board of Directors, or (c) by any stockholder who is entitled to vote at the meeting, who complied with the notice procedures set forth in clauses (2) and (3) or this subsection (A) and this bylaw and who was a stockholder of record at the time such notice is delivered to the Secretary of the Corporation.

                (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of the foregoing subsection (A) (1) of this bylaw, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive officers of the Corporation not less than seventy (70) days nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than twenty (20) days or delayed by more than seventy (70) days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the seventieth (70th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth (a) as to each person who the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any on whose behalf the proposal is made, and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made,
       (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner, and (ii) the class and number of shares of the capital stock of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

                (3) Notwithstanding anything in the second sentence of subsection (a) (2) of this bylaw to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Corporation at least eighty (80) days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this bylaw shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Corporation at the principal executive offices of the Corporation not later than the close of business on the tenth (10th) day following the day on which such public announcement is first made by the Corporation.

       (B)  SPECIAL MEETINGS OF STOCKHOLDERS

                As set forth in Section 3 of Article II above, only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to Section 4 of
       Article II of these bylaws. Nominations of persons for election to the Board of Directors shall be made at a special meeting of stockholders at which directors are to be elected pursuant to the
       Corporation's notice of meeting (a) by or at the direction of the Board of Directors, or (b) by any stockholder of the Corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in this bylaw and who is a stockholder of record at the time such notice is delivered to the Secretary of the Corporation. Nominations by stockholders of person for election to the Board of Directors may be made at such a special meeting of stockholders if the stockholder's notice as required by subsection (A) (2) of this bylaw shall be delivered to the Secretary of the Corporation at the principal executive offices of the Corporation no later than the close of business on the thirtieth (30th) day prior to such special meeting or, if fewer than thirty (30) days notice of such meeting is given, no later than the fifth (5th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

       (C)  GENERAL

                (1) Only persons who are nominated in accordance with the procedures set forth in this bylaw shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this bylaw. Except as otherwise provide by law, the Restated Certificate of Incorporation of the Corporation, as amended, or these bylaws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this bylaw and, if any proposed nomination or business is not in compliance with this bylaw, to declare that such defective proposal or nomination shall be disregarded.

                (2) For purposes of this bylaw, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15
       (d) of the Exchange Act.

                (3) Notwithstanding the foregoing provisions of this bylaw, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this bylaw. Nothing in this bylaw shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

                                  ARTICLE III.
                                    DIRECTORS

                Section 1. POWERS. The Board of Directors shall exercise all of the powers of the Corporation except such as are by law, or by the Certificate of Incorporation of the Corporation or by these Bylaws, conferred upon or reserved to the stockholders.

                Section 2. NUMBER OF DIRECTORS. The number of directors which shall constitute the Board of Directors of the Corporation shall initially be nine (9). The number of directors may from time to time by changed, by resolution of the Board of Directors or a majority vote of the outstanding shares entitled to vote thereon. The directors shall, except for filling vacancies (whether resulting from an increase in the number of directors, resignations, removals or otherwise), be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor is elected and qualifies. Directors need not be stockholders.

                Section 3. RESIGNATIONS; VACANCIES. Any director or member of a committee may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective. Vacancies in the Board of Directors may be filled in the manner provided in the Certificate of Incorporation. A vacancy or vacancies in the Board of Directors shall be deemed to exist in the case of the death, resignation or removal of any director, or if the authorized number of directors be increased, or if the stockholders fail, at any meeting of stockholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for that meeting.

                No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of his term of office.

                Section 4. PLACE OF MEETING AND TELEPHONIC MEETINGS. Regular meetings of the Board of Directors may be held at any place within or without the State of Delaware that has been designated from time to time by resolution of the Board of Directors. In the absence of such designation, regular meetings shall be held at the principal executive office of the Corporation. Special meetings of the Board of Directors shall be held at any place within or without the State of Delaware that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the Corporation. Any meeting, regular or special, may be held by conference, telephone or similar communication equipment, so long as all directors participating in such meeting can hear one another, and all such directors shall be deemed to be present in person at such meeting.

                Section 5. ANNUAL MEETINGS. Immediately following each annual meeting of stockholders, the Board of Directors shall hold a regular meeting for the purpose of organization, any desired election of officers and the transaction of other business. Notice of this meeting shall not be required.

                Section 6. OTHER REGULAR MEETINGS. Other regular meetings of the Board of Directors shall be held without call at such time as shall from time to time be fixed by the Board of Directors. Such regular meetings may be held without notice.

                Section 7. SPECIAL MEETINGS. Special meetings of the Board of Directors for any purpose or purposes may be called at any time by the Chairman of the Board or the President or any Vice President or the Secretary or any two directors.

                Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail, telegram or facsimile, charges prepaid, addressed to each director at his or her address as it is shown upon the records of the Corporation. In case such notice is mailed, it shall be deposited in the United States mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone, telegram or facsimile, it shall be delivered personally or by telephone or the telegraph company at least forty-eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the Corporation.

                Section 8. DISPENSING WITH NOTICE. The transaction of any business at any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum be present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding the meeting or an approval of the minutes thereof. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting need not be given to any director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director.

                Section 9. QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors, subject to the provisions of
       Section 144 of the Delaware General Corporation Law (approval of contracts or transactions in which a director has a financial interest), Section 141(c) (appointment of committees), and Section 145 (indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum of such meeting.

                Section 10.   ADJOURNMENT.    A  majority of the directors
       present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

                Section 11. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board of Directors shall individually or collectively consent in writing to such action. Such action by written consent shall have the same force and effect as a unanimous vote of the Board of Directors. Such written consent or consents shall be filed with the minutes of the proceedings of the Board of Directors.

                Section 12. FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, as may be fixed or determined by resolution of the Board of Directors. Nothing contained in these Bylaws shall be construed to preclude any director from serving the Corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for such services.

                                   ARTICLE IV.
                                   COMMITTEES

                Section 1. COMMITTEES OF DIRECTORS. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the Board of Directors. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the
       Board of Directors, shall have all the authority of the Board of Directors, except with respect to the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all the Corporations's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the Bylaws of the Corporation; and, unless the resolution designating such committee or the Certificate of Incorporation expressly so provide, no such committee shall have the power of authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

                Section 2. MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these Bylaws,
       Section 4 (place of meetings), 6 (regular meetings), 7 (special meetings and notice), 8 (dispensing with notice), 9 (quorum), 10 (adjournment), and 11 (action without meeting), with such changes in the context of those Bylaws as are necessary to substitute the committee and its members for the Board of Directors and its members, except that the time of regular meetings of committees may be determined by resolution of the Board of Directors as well as the committee, special meetings of committees may also be called by resolution of the Board of Directors and notice of special meetings of committees shall also be given to alternate members, who shall have the right to attend all meetings of the committee. The Board of Directors and any committee may adopt rules for the government of any committee not inconsistent with the provisions of these Bylaws.

                                   ARTICLE V.
                                    OFFICERS

                Section 1. OFFICERS. The officers of the Corporation shall be a President, a Secretary and a Treasurer. The Corporation may also have, at the discretion of the Board of Directors, a Chairman and/or Vice Chairman of the Board, one or more Vice-
       Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article V. Any number of offices may be held by the same person.

                Section 2. ELECTION OF OFFICERS. The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Section 3 of this Article V, shall be chosen by the Board of Directors, and each shall serve at the pleasure of
                                       1

       the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

                Section 3. SUBORDINATE OFFICERS, ETC. The Board of Directors may appoint, and may empower the President to appoint, such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in these Bylaws or as the Board of Directors may from time to time determine.

                Section 4. REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the Board of Directors, at any regular or special meeting thereof, or, except in case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors.

                Any officer may resign at any time by giving written notice to the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation is without prejudice to the rights, if any, of the Corporation under any contract to which the officer is a party.

                Section 5. VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these Bylaws for regular appointments to such office.

                Section 6. CHAIRMAN OF THE BOARD. The Chairman of the Board, if such an officer be elected, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by these Bylaws. If there is no President, the Chairman of the Board shall in addition be the Chief Executive Officer of the Corporation and shall have the powers and duties prescribed in Section 8 of this Article V.

                Section 7. VICE CHAIRMAN OF THE BOARD. The Vice Chairman of the Board, if such an officer is elected shall, in the absence or disability of the Chairman, perform all the duties of the Chairman, and when so acting, shall have all the powers of, and be subject to all the restrictions upon the Chairman. The Vice Chairman shall exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by these Bylaws.

                Section 8. PRESIDENT. Subject to such supervisory powers, if any, as may be given by the Board of Directors to the Chairman or Vice Chairman of the Board, if there be such an officer or officers, the President shall be the Chief Executive Officer of the Corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and the officers of the Corporation. He shall preside at all meetings of the stockholders and, in the absence of the Chairman or Vice Chairman of the Board, or if there be none, at all meetings of the Board of Directors. He shall have the general powers and duties of management usually vested in the office of President of a corporation and shall have such other powers and duties as may be prescribed by the Board of Directors or these Bylaws.

                Section 9. VICE PRESIDENTS. In the absence or disability of the President, the Vice Presidents, if any, in order of their rank as fixed by the Board of Directors or, if not ranked, a Vice President designated by the Board of Directors, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors, these Bylaws, or the President or the Chairman or Vice Chairman of the Board if there is no President.

                Section 10. SECRETARY. The Secretary shall keep or cause to be kept, at the principal executive office or such other place as the Board of Directors may order, a book of minutes of all meetings and actions of directors, committees of directors and stockholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at director's and committee meetings, the number of shares present or represented at stockholders' meetings, and the proceedings thereof.

                The Secretary shall keep, or cause to be kept, at the principal executive office or at the office of the Corporation's transfer agent or registrar, as determined by resolution of the Board of Directors, a share register, or a duplicate share register, showing the names of all stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

                The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors required by these Bylaws or by law to be given, and he shall keep the seal of the Corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or by these Bylaws.

                Section 11. TREASURER. The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall be open at all reasonable times to inspection by any director.

                The Treasurer shall deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, shall render to the President and directors, whenever they request it, an account of all of his transactions as Treasurer and of the financial condition of the Corporation, and shall have other powers and perform such other duties as may be prescribed by the Board of Directors or these Bylaws.

                                   ARTICLE VI.
                               RECORDS AND REPORTS

                Section 1. MAINTENANCE AND INSPECTION OF SHARE REGISTER. The Corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the Board of Directors, a record of its stockholders, giving the names and addresses of all stockholders and the number and class of shares held by each stockholder.

                Any stockholder, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the Corporation's stock ledger and a list of its stockholders and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent shall be the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the Corporation at its registered office in the State of Delaware or at its principal place of business.

                Section 2. MAINTENANCE AND INSPECTION OF BYLAWS. The Corporation shall keep at its principal executive office the original or a copy of these Bylaws as amended to date, which shall be open to inspection by the stockholders at all reasonable times during usual business hours.

                Section 3. MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS. The accounting books and records and minutes of proceedings of the stockholders and the Board of Directors and any committee or committees of the Board of Directors shall be kept at such place or places designated by the Board of Directors, or, in the absence of such designation, at the principal executive office of the Corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form in any other form capable of being converted into written form. Such minutes, accounting books and records shall be open to inspection upon the written demand of any stockholder in the same manner and subject to the same limitations specified in Section 1 of this Article VI with respect to the identities of stockholders.

                Section 4. INSPECTION BY DIRECTORS. Any director shall have the right to examine the Corporation's stock ledger, a list of its stockholders and its books and records for a purpose reasonably related to his position as a director.

                                  ARTICLE VII.
                            GENERAL CORPORATE MATTERS

                Section 1. CHECKS, DRAFTS, EVIDENCE OF INDEBTEDNESS. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable by the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board of Directors.

                Section  2.    CORPORATE  CONTRACTS  AND  INSTRUMENTS; HOW
       EXECUTED. The Board of Directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and, unless so authorized or ratified by the Board of Directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or to any amount.

                Section 3. CERTIFICATES FOR SHARES. A certificate or certificates for shares of the Common Stock of the Corporation shall be issued to each stockholder when any such shares are fully paid, and the Board of Directors may authorize the issuance of certificates or shares as partly paid provided that such certificates shall state the amount of the consideration to be paid therefor and the amount paid thereon. All certificates shall be signed in the name of the Corporation by the Chairman or Vice Chairman of the Board or the President or Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or any
       Assistant Secretary. Any or all of the signatures on the certificate may be facsimile, if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

                Section 4. LOST CERTIFICATES. Except as hereinafter in this Section 5 provided, no new certificate for shares shall be issued in lieu of an old certificate unless the latter is surrendered to the Corporation and cancelled at the same time. The Board of Directors may in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, upon such terms and conditions as the Board of Directors may require, including provision for indemnification of the Corporation secured by a bond or other adequate security sufficient to protect the Corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

                Section 5.  TRANSFER  OF  SHARES.   Transfers of shares of
       capital stock of the Corporation shall be made only on the books of the Corporation by the holder thereof or by his duly authorized attorney appointed by a power of attorney duly executed and filed with the Secretary or a transfer agent of the Corporation, and on surrender of the certificate or certificates representing such shares of capital stock properly endorsed for transfer and upon payment of all necessary transfer taxes. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "Cancelled," with the date of cancellation, by the Secretary or an Assistant Secretary or the transfer agent of the Corporation. A person in whose name shares of capital stock shall stand on the books of the Corporation shall be deemed the owner thereof to receive dividends, to vote as such owner and for all other purposes as respects the Corporation, its stockholders and creditors for any purpose, until such transfer shall have been entered on the books of the Corporation by an entry showing from and to whom transferred.

                Section 6. TRANSFER AND REGISTRY AGENTS. The Corporation may from time to time maintain one or more transfer offices or agents and registry offices or agents at such place or places as may be determined from time to time by the Board.

                Section 7. REGULATIONS. The Board may make rules and regulations as it may deem expedient, not inconsistent with the Bylaws or with the Certificate of Incorporation, concerning the issue, transfer and registration of certificates representing shares of its capital stock.

                Section 8. RESTRICTION ON TRANSFER OF STOCK. A written restriction on the transfer or registration of transfer of capital stock of the Corporation, if permitted by Section 202 of the General Corporation Law and noted conspicuously on the certificate representing such capital stock, may be enforced against the holder of the restricted capital stock of any successor or transferee of the holder including an executor, administrator, trustee, guardian or other fiduciary entrusted with like responsibility for the person or estate of the holder. A restriction on the transfer or registration of transfer of capital stock of the Corporation may be imposed either by the Certificate of Incorporation or by an agreement among any number of stockholders or among such stockholders and the Corporation. No restriction so imposed shall be binding with respect to capital stock issued prior to the adoption of the restriction unless the holders of such capital stock are parties to an agreement or voted in favor of the restriction.

                Section 9. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The Chairman of the Board, the President, or any Vice President, or any other person authorized by resolution of the Board of Directors or by any of the foregoing designated officers, is authorized to vote on behalf of the Corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the Corporation. The authority herein granted to said officers to vote or represent on behalf of the Corporation any and all shares held by the Corporation in any other corporation or corporations may be exercised by any such officer in person or by any person authorized to do so by proxy duly executed by said officer.

                Section 10.   DIVIDENDS,  SURPLUS,  ETC.    Subject to the
       provisions of the Certificate of Incorporation and of applicable law, the Board of Directors:

                (a) may declare and pay dividends or make other distributions on the outstanding shares of capital stock in such amounts and at such time or times as, in its discretion, the conditions of the affairs of the Corporation shall render advisable;

                (b) may use and apply, in its discretion, any of the surplus of the Corporation in purchasing or acquiring any shares of capital stock of the Corporation, or purchase warrants therefor, in accordance with law, or any of its bonds, debentures, notes, scrip or other securities or evidences indebtedness;

                (c) may set aside from time to time out of such surplus or net profits such sum or sums as, in its discretion, it may think proper, as a reserve fund to meet contingencies, or for equalizing dividends or for the purpose of maintaining or increasing the property or business of the Corporation, or for any other purpose it may think conducive to the best interests of the Corporation.

                                  ARTICLE VIII.
                                     GENERAL

                Section 1. CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the Delaware General Corporation Law shall govern the construction of these Bylaws. Without limiting the generality of the foregoing, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

                Section 2. SEAL. The corporate seal of the Corporation shall bear the name of the Corporation and the words "Delaware [year]." The Corporation may also have such other seals as the Board of Directors shall deem appropriate, including "OFFICIAL CORPORATE SEAL." A corporate seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced.

                Section  3.    FISCAL  YEAR.    The  fiscal  year  of  the
       Corporation shall be determined, and may be changed, by resolution of the Board of Directors.

                                   ARTICLE IX.
                                   AMENDMENTS

                Section 1. AMENDMENT BY STOCKHOLDERS. New Bylaws may be adopted or these Bylaws may be amended or repealed by the vote of holders of a majority of the outstanding shares entitled to vote, unless, as to a particular provision, a higher vote is required by the Certificate of Incorporation or by statute; provided, however, that Section 3 of Article II, and Sections 1 and 2 of Article IX of these Bylaws may not be amended or repealed in any respect except by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares entitled to vote thereon ("Voting Shares"), regardless of class and voting class, and, where such action is proposed by an Interested Stockholder or by an
       Associate or Affiliate of an Interested Stockholder (as such capitalized terms are defined in the Certificate of Incorporation of the Corporation), the affirmative vote of the holders of a majority of all Voting Shares, regardless of class and voting together as a single class, other than shares held by the
       Interested Stockholder which proposed (or the Affiliate or Associate of which proposed) such action, or any Affiliate or Associate of such Interested Stockholder; provided, however, that where such action is approved by a majority of the Disinterested Directors (as defined in the Certificate of Incorporation of the Corporation), the affirmative vote of a majority of the Voting Shares, regardless of class and voting class, shall be required for approval of such action.

       Section 2. AMENDMENT BY DIRECTORS. Subject to the rights of the Stockholders as provided in Section 1 of this Article IX to adopt, amend or repeal bylaws, bylaws may be adopted, amended or repealed by the Board of Directors.

                                                         Exhibit 10.7d




                             EMPLOYMENT AGREEMENT


            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between Maxicare Health Plans, Inc., a Delaware corporation (the "Company"), and Vicki F. Perry, an individual ("Employee").

                                R E C I T A L S
                                ---------------


            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Vice President/General Manager of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:

            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i) The willful and continued failure by Employee to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii) The willful engaging by Employee in misconduct or inaction materially injurious to the Company; or

                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.
            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company with or into any other person or entity other than an affiliate or subsidiary of the Company if upon the consummation of the transaction, holders of the
       Company's equity securities, immediately prior to such transaction own less than fifty percent (50%) of the equity; or
       (ii) the sale or transfer by the Company of all or substantially all of its assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of thirty (30) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Vice President/General Manager. Subject to his continued employment as such by the Board of Directors, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors. Employee shall render his services at such locations as the Company's Board of Directors may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.  The Company shall pay to Employee a base salary at the rate of $160,000.00 per annum, with such increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 7,500 shares of the Company's Common Stock. The Stock Option shall be granted pursuant to the terms of the Company's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other employees of the Company. Employee shall be entitled to four (4) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed four (4) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of one (1) year, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4, prorated through the date of said termination. In the event that such termination arises under
       Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e), Employee shall be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall, in lieu of any severance compensation payable pursuant to the immediately preceding sentence, be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. Any and all severance amounts paid pursuant to the provisions of this
       Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of the Company's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of his employment by the Company pursuant to this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform as if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.
            (g)  Any  notice  to  the  Company  required  or  permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h)  A waiver by either party  of  any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i)  The paragraph and  subparagraph  headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j)  This  Agreement  may  be   executed  in  one  or  more
       counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the  parties  hereto have executed this
       Employment Agreement as of the day and year first written above.

                                       COMPANY:
                                       MAXICARE HEALTH PLANS, INC.,
                                       a Delaware corporation

                                       By: /s/ Peter J. Ratican
                                       Title:  Chairman, President and
                                               Chief Executive Officer


                                       EMPLOYEE:

                                           /s/ Vicki F. Perry

                                                       Exhibit 10.8c

                            EMPLOYMENT AGREEMENT

            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between Maxicare Health Plans, Inc., a Delaware corporation (the "Company"), and Alan D. Bloom, an individual ("Employee").

                               R E C I T A L S
                               ---------------

            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Senior Vice President, Secretary and General Counsel of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:
            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i)    The willful and  continued  failure by Employee
       to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii)   The willful engaging  by Employee in misconduct
       or inaction materially injurious to the Company; or

                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.
            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company with or into any other person or entity other than an affiliate or subsidiary of the Company if upon the consummation of the transaction, holders of the
       Company's equity securities, immediately prior to such transaction own less than fifty percent (50%) of the equity; or
       (ii) the sale or transfer by the Company of all or substantially all of its assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of thirty (30) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Senior Vice President, Secretary and General Counsel. Subject to his continued employment as such by the Board of Directors, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors. Employee shall render his services at such locations as the Company's Board of Directors may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.  The Company shall pay to Employee a base salary at the rate of $203,000.00 per annum, with such increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 7,500 shares of the Company's Common Stock. The Stock Option shall be granted pursuant to the terms of the Company's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other employees of the Company. Employee shall be entitled to four (4) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed four (4) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of one (1) year, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4, prorated through the date of said termination. In the event that such termination arises under
       Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e), Employee shall be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall, in lieu of any severance compensation payable pursuant to the immediately preceding sentence, be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. Any and all severance amounts paid pursuant to the provisions of this
       Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of the Company's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of his employment by the Company pursuant to this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform as if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.
            (g)  Any  notice  to  the  Company  required  or  permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h)  A waiver by either party  of  any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i)  The paragraph and  subparagraph  headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j)  This  Agreement  may  be   executed  in  one  or  more
       counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the  parties  hereto have executed this
       Employment Agreement as of the day and year first written above.

                                       COMPANY:
                                       MAXICARE HEALTH PLANS, INC.,
                                       a Delaware corporation

                                       By: /s/ Peter J. Ratican
                                       Title:  Chairman, President and
                                               Chief Executive Officer


                                       EMPLOYEE:

                                           /s/ Alan D. Bloom

                                                      Exhibit 10.12d




                             EMPLOYMENT AGREEMENT


            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between Maxicare Health Plans, Inc., a Delaware corporation (the "Company"), and Aivars Jerumanis, an individual ("Employee").


                                R E C I T A L S
                                ---------------


            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Senior Vice President, Chief Information Officer of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions
       hereinafter  set  forth,   and   for   other  good  and  valuable
       consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:
            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i) The willful and continued failure by Employee to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii) The willful engaging by Employee in misconduct or inaction materially injurious to the Company; or

                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.
            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company with or into any other person or entity other than an affiliate or subsidiary of the Company if upon the consummation of the transaction, holders of the
       Company's equity securities, immediately prior to such transaction own less than fifty percent (50%) of the equity; or
       (ii) the sale or transfer by the Company of all or substantially all of its assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of thirty (30) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Senior Vice President, Chief Information Officer. Subject to his continued employment as such by the Board of Directors, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors. Employee shall render his services at such locations as the Company's Board of Directors may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.  The Company shall pay to Employee a base salary at the rate of $185,000.00 per annum, with such increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 5,000 shares of the Company's Common Stock. The Stock Option shall be granted pursuant to the terms of the Company's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other employees of the Company. Employee shall be entitled to three (3) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed three (3) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of one (1) year, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4, prorated through the date of said termination. In the event that such termination arises under
       Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e), Employee shall be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall, in lieu of any severance compensation payable pursuant to the immediately preceding sentence, be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. Any and all severance amounts paid pursuant to the provisions of this
       Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of the Company's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of his employment by the Company pursuant to this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform as if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.
            (g)  Any  notice  to  the  Company  required  or  permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h)  A waiver by either party  of  any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i)  The paragraph and  subparagraph  headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j)  This  Agreement  may  be   executed  in  one  or  more
       counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the  parties  hereto have executed this
       Employment Agreement as of the day and year first written above.

                                       COMPANY:
                                       MAXICARE HEALTH PLANS, INC.,
                                       a Delaware corporation

                                       By: /s/ Peter J. Ratican
                                       Title:  Chairman, President and
                                               Chief Executive Officer


                                       EMPLOYEE:

                                           /s/ Aivars Jerumanis

                                                       Exhibit 10.48a

                            EMPLOYMENT AGREEMENT

            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between MAXICARE, a California corporation (the "Company"), and William B. Caswell, an individual ("Employee").

                               R E C I T A L S
                               ---------------

            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Vice President - General Manager of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:
            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i)    The willful and  continued  failure by Employee
       to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii)   The willful engaging  by Employee in misconduct
       or inaction materially injurious to the Company; or
                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.

            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company or the Company's parent, Maxicare Health Plans, Inc., a Delaware corporation ("Maxicare") with or into any other person or entity other than an affiliate or subsidiary of the Company or Maxicare, as the case may be, if upon the consummation of the transaction, holders of Maxicare's or the Company's equity securities, as the case may be, immediately prior to such transaction own less than fifty percent (50%) of the equity securities of the surviving or consolidated entity; or (ii) the sale or transfer by the Company or Maxicare of all or substantially all of their respective assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of forty-five (45) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Vice President - General Manager. Subject to his continued employment as such by the Board of Directors or the President of the Company, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors and the President of the Company or such other person(s) as they may designate. Employee shall render his services at such locations as the Company's Board of Directors or the President of the Company may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.   The  Company  shall  pay to Employee an
       initial base salary at the rate of $195,000 per annum, with such increases and bonuses, as may be determined from time to time by the Board of Directors of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 10,000 shares of Maxicare's Common Stock. The Stock Option shall be granted pursuant to the terms of Maxicare's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall receive an automobile allowance in the amount of $275.00 per month and shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other comparatively situated executives of the Company. Employee shall be entitled to three (3) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed three (3) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, including parking, the cost of purchase, installation and operation of a car phone, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of two (2) years, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            Subject to the provisions of 7(a) through (f) above, in the event the Company, in its sole discretion, wishes to engage Employee's services beyond the term of this Agreement, the Company agrees to notify Employee, in writing, no less than 120 days prior to the expiration of the term hereof, of the terms and conditions of such proposed ongoing employment.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4 and vacation benefits pursuant to
       Section 5, prorated through the date of said termination. In the event that such termination arises under Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e),
       (i) prior to the first anniversary of the date of this Agreement, Employee shall be entitled to receive severance compensation in an amount equal to Employee's annual base salary; or (ii) on or after the first anniversary of the date of this Agreement, Employee shall be entitled to receive severance compensation equal to the amount of the remainder of Employee's annual base salary as would have been paid had this Agreement not been terminated which amount shall in no event be less than Employee's annual base for a six (6) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall be entitled to receive severance compensation in an amount equal to Employee's annual base salary. Any and all severance amounts paid pursuant to the provisions of this Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of Maxicare's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform it if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.

            (g) Any notice to the Company required or permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h) A waiver by either party of any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i) The paragraph and subparagraph headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j) This Agreement may be executed in one or more counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the day and year first written above.

                                     COMPANY:
                                     MAXICARE, a California Corporation

                                     By: /s/ Peter J. Ratican
                                     Title:  Chairman, President
                                     and Chief Executive Officer

                                     EMPLOYEE:

                                         /s/ William B. Caswell

                                                         Exhibit 10.51c



                             EMPLOYMENT AGREEMENT


            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between Maxicare Health Plans, Inc., a Delaware corporation (the "Company"), and Robert Landis, an individual ("Employee").


                                R E C I T A L S
                                ---------------


            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Treasurer of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions
       hereinafter  set  forth,   and   for   other  good  and  valuable
       consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:
            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i) The willful and continued failure by Employee to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii) The willful engaging by Employee in misconduct or inaction materially injurious to the Company; or

                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.
            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company with or into any other person or entity other than an affiliate or subsidiary of the Company if upon the consummation of the transaction, holders of the
       Company's equity securities, immediately prior to such transaction own less than fifty percent (50%) of the equity; or
       (ii) the sale or transfer by the Company of all or substantially all of its assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of thirty (30) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Treasurer. Subject to his continued employment as such by the Board of Directors, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors. Employee shall render his services at such locations as the Company's Board of Directors may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.  The Company shall pay to Employee a base salary at the rate of $150,000.00 per annum, with such increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 10,000 shares of the Company's Common Stock. The Stock Option shall be granted pursuant to the terms of the Company's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other employees of the Company. Employee shall be entitled to four (4) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed four (4) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of one (1) year, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4, prorated through the date of said termination. In the event that such termination arises under
       Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e), Employee shall be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall, in lieu of any severance compensation payable pursuant to the immediately preceding sentence, be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. Any and all severance amounts paid pursuant to the provisions of this
       Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of the Company's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of his employment by the Company pursuant to this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform as if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.
            (g)  Any  notice  to  the  Company  required  or  permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h)  A waiver by either party  of  any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i)  The paragraph and  subparagraph  headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j)  This  Agreement  may  be   executed  in  one  or  more
       counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the  parties  hereto have executed this
       Employment Agreement as of the day and year first written above.

                                       COMPANY:
                                       MAXICARE HEALTH PLANS, INC.,
                                       a Delaware corporation

                                       By: /s/ Peter J. Ratican
                                       Title:  Chairman, President and
                                               Chief Executive Officer


                                       EMPLOYEE:

                                           /s/ Robert Landis

                                                       Exhibit 10.54



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the  "Company"),  hereby  grants  as  of  this  5th  day of

       November, 1993, to Florence  Courtright (the "Optionee"), an

       option to purchase a maximum  of 10,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $10.88 per share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.   As  an officer, employee, or

       director with the Company,  the  Optionee's rights in and to the Option  shall  vest  as  of  the  date  hereof,  and the

       Optionee may, subject  to  Section  13 hereof, exercise this

       Option immediately for up to  the total number of shares set forth in the first sentence of this Agreement.

       While  the  Optionee  continues  to  serve  as  an  officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be), the Option may be exercised up to and including the earlier of the date which is five years from the date this Option is granted (the "Fifth Anniversary

       Date").    For  purposes  of  this  Agreement,  any  accrued

       installment   shall   be   referred   to   as   an  "Accrued

       Installment".  All of  the  foregoing  rights are subject to

       Sections 3 and  4  hereof,  as  appropriate, if the Optionee ceases to serve as an  officer,  director or employee of the

       Company (or a subsidiary  thereof,  as  the  case may be) or becomes  disabled  or  dies  while  serving  as  an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall  expire  and  become  unexercisable  as  of the earlier of (i) the  Fifth  Anniversary  Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option shall become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or  (iii)  the  first  anniversary  date  of the termination  of  employment  or  directorship  by  reason of

       Disability (if applicable).    Any such Accrued Installments

       of a deceased Optionee may be exercised prior to their expiration by (and only by) the person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.



            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.

            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not

       been  registered  under  the   1933  Act  or  registered  or

       qualified pursuant to  applicable  "blue  sky" statutes, the

       Optionee may not, and Optionee covenants and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in  the  notice  exercising  this  Option,  shall be registered in the name of the Optionee and another person jointly, with right of if Optionee is entitled to exercise any unexercised  if  Optionee  is  entitled  to exercise any unexercised survivorship) and shall  be delivered to or upon the written order of  the  person or persons exercising this

       Option.   In  the  event  this  Option  shall  be exercised,

       pursuant to Section 4 hereof, by any person or persons other than the  Optionee,  such  notice  shall  be  accompanied by appropriate proof of the right  of such person or persons to

       exercise this Option.   All  shares  that shall be purchased

       upon the exercise of this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor this Option shall otherwise interfere with the Company's or any of the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.



            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.



            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to the Optionee's exercise of any
       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each  of  which shall be deemed to be an original, but  all  of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Florence Courtright

                                                       Exhibit 10.55



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993,  to  Vicki  F.  Perry  (the  "Optionee"), an

       option to purchase a maximum  of  7,500 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   2,500 shares
            from the date hereof
            Two years but less than three - 2,500 shares years from the date hereof
            Three years but less than four - 2,500 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Vicki F. Perry

                                                        Exhibit 10.56



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Alan D. Bloom (the "Optionee"), an option to purchase a maximum  of  7,500  shares of its common stock

       (the "Common Stock"), at  a  price  per share (the "Exercise

       Price") of $9.63 per share  (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   2,500 shares
            from the date hereof
            Two years but less than three - 2,500 shares years from the date hereof
            Three years but less than four - 2,500 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Alan D. Bloom

                                                     Exhibit 10.57



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Richard  Link (the "Optionee"), an option to purchase a maximum  of  5,000  shares of its common stock

       (the "Common Stock"), at  a  price  per share (the "Exercise

       Price") of $9.63 per share  (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   1,667 shares
            from the date hereof
            Two years but less than three - 1,667 shares years from the date hereof
            Three years but less than four - 1,666 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Richard Link

                                                       Exhibit 10.58



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993,  to  Aivars  Jerumanis  (the "Optionee"), an

       option to purchase a maximum  of  5,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   1,667 shares
            from the date hereof
            Two years but less than three - 1,667 shares years from the date hereof
            Three years but less than four - 1,666 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Aivars Jerumanis

                                                    Exhibit 10.59



                       MAXICARE HEALTH PLANS, INC.

                         STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Robert Landis (the "Optionee"), an option to purchase a maximum of  10,000  shares of its common stock

       (the "Common Stock"), at  a  price  per share (the "Exercise

       Price") of $9.63 per share  (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   3,333 shares
            from the date hereof
            Two years but less than three - 3,333 shares years from the date hereof
            Three years but less than four - 3,334 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Robert Landis

                                                      Exhibit 10.60



                       MAXICARE HEALTH PLANS, INC.

                         STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993,  to  William  Caswell  (the  "Optionee"), an

       option to purchase a maximum  of 10,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   3,333 shares
            from the date hereof
            Two years but less than three - 3,333 shares years from the date hereof
            Three years but less than four - 3,334 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ William Caswell

                                                        Exhibit 10.61



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Thomas W. Field, Jr. (the "Optionee"), an

       option to purchase a maximum  of 10,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.   As  an officer, employee, or

       director with the Company,  the  Optionee's rights in and to the Option  shall  vest  as  of  the  date  hereof,  and the

       Optionee may, subject to Section 13 hereof, exercise this

       Option immediately for up to  the total number of shares set forth in the first sentence of this Agreement.



       While  the  Optionee  continues  to  serve  as  an  officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be), the Option may be exercised up to and including the earlier of the date which is five years from the date this Option is granted (the "Fifth Anniversary

       Date").    For  purposes  of  this  Agreement,  any  accrued

       installment   shall   be   referred   to   as   an  "Accrued

       Installment".  All of  the  foregoing  rights are subject to

       Sections 3 and  4  hereof,  as  appropriate, if the Optionee ceases to serve as an  officer,  director or employee of the

       Company (or a subsidiary  thereof,  as  the  case may be) or becomes  disabled  or  dies  while  serving  as  an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall  expire  and  become  unexercisable  as  of the earlier of (i) the  Fifth  Anniversary  Date, or (ii) thirty

       (30) days following the termination of Optionee's employment
       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or  (iii)  the  first  anniversary  date  of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by the Optionee and if the Optionee shall so request in the notice exercising this Option, shall be registered in the name  of  the  Optionee and another person jointly, with right of  if  Optionee is entitled to exercise any unexercised  if  Optionee  is  entitled  to exercise any unexercised survivorship) and shall  be delivered to or upon the written order of  the  person or persons exercising this

       Option.   In  the  event  this  Option  shall  be exercised,

       pursuant to Section 4 hereof, by any person or persons other than the  Optionee,  such  notice  shall  be  accompanied by appropriate proof of the right  of such person or persons to

       exercise this Option.   All  shares  that shall be purchased

       upon the exercise of this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated to continue to employ Optionee and neither the Plan nor this Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.



            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.



            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to the Optionee's exercise of any
       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each  of  which shall be deemed to be an original, but  all  of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.

            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Thomas W. Field, Jr.

                                                      Exhibit 10.62



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Dr. Charles E. Lewis (the "Optionee"), an

       option to purchase a maximum  of 10,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.   As  an officer, employee, or

       director with the Company,  the  Optionee's rights in and to the Option  shall  vest  as  of  the  date  hereof,  and the

       Optionee may, subject to Section 13 hereof, exercise this

       Option immediately for up to  the total number of shares set forth in the first sentence of this Agreement.



       While  the  Optionee  continues  to  serve  as  an  officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be), the Option may be exercised up to and including the earlier of the date which is five years from the date this Option is granted (the "Fifth Anniversary

       Date").    For  purposes  of  this  Agreement,  any  accrued

       installment   shall   be   referred   to   as   an  "Accrued

       Installment".  All of  the  foregoing  rights are subject to

       Sections 3 and  4  hereof,  as  appropriate, if the Optionee ceases to serve as an  officer,  director or employee of the

       Company (or a subsidiary  thereof,  as  the  case may be) or becomes  disabled  or  dies  while  serving  as  an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall  expire  and  become  unexercisable  as  of the earlier of (i) the  Fifth  Anniversary  Date, or (ii) thirty

       (30) days following the termination of Optionee's employment
       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or  (iii)  the  first  anniversary  date  of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by the Optionee and if the Optionee shall so request in the notice exercising this Option, shall be registered in the name  of  the  Optionee and another person jointly, with right of  if  Optionee is entitled to exercise any unexercised  if  Optionee  is  entitled  to exercise any unexercised survivorship) and shall  be delivered to or upon the written order of  the  person or persons exercising this

       Option.   In  the  event  this  Option  shall  be exercised,

       pursuant to Section 4 hereof, by any person or persons other than the  Optionee,  such  notice  shall  be  accompanied by appropriate proof of the right  of such person or persons to

       exercise this Option.   All  shares  that shall be purchased

       upon the exercise of this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated to continue to employ Optionee and neither the Plan nor this Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.



            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.



            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to the Optionee's exercise of any
       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each  of  which shall be deemed to be an original, but  all  of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.

            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Dr. Charles E. Lewis

                                                       Exhibit 10.63



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to Claude  S.  Brinegar (the "Optionee"), an

       option to purchase a maximum  of 10,000 shares of its common stock (the  "Common  Stock"),  at  a  price  per  share (the

       "Exercise Price") of $9.63 per  share (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.   As  an officer, employee, or

       director with the Company,  the  Optionee's rights in and to the Option  shall  vest  as  of  the  date  hereof,  and the

       Optionee may, subject to Section 13 hereof, exercise this

       Option immediately for up to  the total number of shares set forth in the first sentence of this Agreement.



       While  the  Optionee  continues  to  serve  as  an  officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be), the Option may be exercised up to and including the earlier of the date which is five years from the date this Option is granted (the "Fifth Anniversary

       Date").    For  purposes  of  this  Agreement,  any  accrued

       installment   shall   be   referred   to   as   an  "Accrued

       Installment".  All of  the  foregoing  rights are subject to

       Sections 3 and  4  hereof,  as  appropriate, if the Optionee ceases to serve as an  officer,  director or employee of the

       Company (or a subsidiary  thereof,  as  the  case may be) or becomes  disabled  or  dies  while  serving  as  an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall  expire  and  become  unexercisable  as  of the earlier of (i) the  Fifth  Anniversary  Date, or (ii) thirty

       (30) days following the termination of Optionee's employment
       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or  (iii)  the  first  anniversary  date  of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by the Optionee and if the Optionee shall so request in the notice exercising this Option, shall be registered in the name  of  the  Optionee and another person jointly, with right of  if  Optionee is entitled to exercise any unexercised  if  Optionee  is  entitled  to exercise any unexercised survivorship) and shall  be delivered to or upon the written order of  the  person or persons exercising this

       Option.   In  the  event  this  Option  shall  be exercised,

       pursuant to Section 4 hereof, by any person or persons other than the  Optionee,  such  notice  shall  be  accompanied by appropriate proof of the right  of such person or persons to

       exercise this Option.   All  shares  that shall be purchased

       upon the exercise of this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated to continue to employ Optionee and neither the Plan nor this Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.



            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.



            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to the Optionee's exercise of any
       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each  of  which shall be deemed to be an original, but  all  of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.

            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ Claude S. Brinegar

                                                       Exhibit 10.64



                             EMPLOYMENT AGREEMENT


            This Employment Agreement ("Agreement"), dated as of January 1, 1994, is made by and between Maxicare Health Plans, Inc., a Delaware corporation (the "Company"), and David Hammons, an individual ("Employee").


                                R E C I T A L S
                                ---------------


            WHEREAS, Employee is knowledgeable and skillful in the Company's business;
            WHEREAS, the Company wishes to retain the services of Employee as Vice President, Administrative Services of the Company and Employee has agreed to render services as such;
            WHEREAS, Employee is willing to be employed by the Company under the terms and conditions set forth herein;
            NOW, THEREFORE, in consideration of the terms and conditions
       hereinafter  set  forth,   and   for   other  good  and  valuable
       consideration, the receipt of which is hereby acknowledged the parties hereto agree as follows:
            1. DEFINITIONS. As used in this Agreement, the following capitalized terms shall have the following meanings, unless otherwise expressly provided or unless the context otherwise requires:
            (a) "Board of Directors" means the Board of Directors of the Company.
            (b) "Cause" means, as used with respect to the involuntary termination of Employee:
                 (i) The willful and continued failure by Employee to substantially perform his duties pursuant to the terms of this Agreement without good cause; or
                 (ii) The willful engaging by Employee in misconduct or inaction materially injurious to the Company; or

                 (iii)  The conviction of Employee for a felony or of a
       crime involving moral turpitude.
            No act, or failure to act,  on the Employee's part shall be considered "willful"  if  done  or  omitted  to  be  done by the
       Employee in good faith and with reasonable belief that the Employee's action or omission was in the best interest of the Company.
            (c)  "Change  of   Control"   means   (i)   the  merger  or
       consolidation of the Company with or into any other person or entity other than an affiliate or subsidiary of the Company if upon the consummation of the transaction, holders of the
       Company's equity securities, immediately prior to such transaction own less than fifty percent (50%) of the equity; or
       (ii) the sale or transfer by the Company of all or substantially all of its assets.
            (d)  "Incapacity" means the  absence  of  the Employee from his employment or the inability of Employee to perform his duties pursuant to this Agreement by reason of mental or physical illness, disability or incapacity for a period of thirty (30) consecutive days and such determination is based upon a certificate as to such mental or physical disability issued by a licensed physician and/or psychiatrist, as the case may be, employed by the Company.
            2.   EMPLOYMENT, SERVICES AND  DUTIES.   The Company hereby
       employs Employee as Senior Vice President, Administrative Services. Subject to his continued employment as such by the Board of Directors, Employee shall have and perform the duties and have the powers, authority and responsibilities ordinarily associated with a person in such position and shall be subject to the direction of the Company's Board of Directors. Employee shall render his services at such locations as the Company's Board of Directors may designate.
            3.   ACCEPTANCE OF  EMPLOYMENT.    Employee  hereby accepts
       employment hereunder and agrees to devote his full time to the Company's business and shall in no way be involved in any activities whatsoever which might interfere with his employment with the Company.
            4.   COMPENSATION.  As compensation  for all services to be
       rendered by Employee hereunder, the Company agrees to provide Employee with the following:
            (a)  BASE SALARY.  The Company shall pay to Employee a base salary at the rate of $134,000.00 per annum, with such increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Said salary shall be payable in equal semi-monthly installments or in such other installments as may be agreed upon between the parties.
            (b)  STOCK OPTIONS.  The Company shall grant to Employee an option (the "Stock Option") to purchase 5,000 shares of the Company's Common Stock. The Stock Option shall be granted pursuant to the terms of the Company's 1990 Stock Option Plan and a Stock Option Agreement in the form attached hereto as Exhibit A. Employee acknowledges that he is entitled to only one such Stock Option grant pursuant to this Agreement. Employee's interest in and rights to the Stock Option shall vest in accordance with the terms of the Stock Option Agreement.
            5.   BENEFITS.  In  addition  to  the compensation provided
       for in Section 4 of this Agreement, Employee shall have the right to participate in any profit-sharing, pension, life, health and accident insurance, or other employee benefit plans presently adopted or which hereafter may be adopted by the Company in a manner comparable to those offered or available to other employees of the Company. Employee shall be entitled to four (4) weeks annual vacation time, during which time his compensation will be paid in full. Unused vacation days in any year(s) may be carried over to a subsequent year(s) provided, however, the cumulative number of vacation days which may be carried over in any one year shall not exceed four (4) weeks.
            6.   EXPENSES.    The   Company  shall  promptly  reimburse
       Employee for all reasonable travel, hotel, entertainment and other expenses incurred by Employee in the discharge of Employee's duties hereunder, upon receipt from Employee of vouchers, receipts or other reasonable substantiation of such expenses acceptable to the Company.
            7.   TERM OF EMPLOYMENT.   The term of employment hereunder
       shall be for a period of one (1) year, commencing as of the date of this Agreement, unless earlier terminated as herein provided. This Agreement shall terminate upon the occurrence of any of the following events:
            (a)  The death of Employee;
            (b)  Employee voluntarily leaves the employ of the Company, with or without the consent of the Company;
            (c)  The Incapacity of Employee;
            (d)  The Company terminates this Agreement for Cause;
            (e)  The Company terminates  this  Agreement for any reason other than as set forth  in  Sections 7(a), 7(c) or 7(d) hereof;
       or
            (f)  The appointment of a  trustee  for the Company for the purpose of liquidating and winding up the Company pursuant to Chapter 7 of the Federal Bankruptcy Code.
            8.   COMPENSATION UPON  TERMINATION.    In  the  event this
       Agreement is terminated pursuant to Section 7, the Company shall pay to Employee such compensation as Employee is entitled to receive pursuant to Section 4, prorated through the date of said termination. In the event that such termination arises under
       Section 7(a), Employee's estate shall be entitled to receive severance compensation equal to such amount of Employee's annual base salary as would have been paid over a thirty (30) day period. In the event that such termination arises under Section 7(e), Employee shall be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. In the event that this Agreement is terminated by the Company or its successor in interest in connection with, or as a result of, a Change in Control or for any reason other than as set forth in Sections 7(a) - (d) hereof within six (6) months of a Change in Control, Employee shall, in lieu of any severance compensation payable pursuant to the immediately preceding sentence, be entitled to receive severance compensation in an amount equal to such amount of Employee's annual base salary as would have been paid over a four (4) month period. Any and all severance amounts paid pursuant to the provisions of this
       Section 8 shall be paid in one lump sum installment. The treatment of Employee's Stock Options shall be governed by the terms of the Company's 1990 Stock Option Plan and the Stock Option Agreement.
            9.   COVENANT  NOT  TO  COMPETE.    Employee  covenants and
       agrees that during the term of his employment by the Company pursuant to this Agreement he will not, directly or indirectly, own, manage, operate, join, control or become employed by, or render any services of any advisory nature or otherwise, or participate in the ownership, management, operation or control of, any business which competes with the business of the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be prevented from investing his assets in such form or manner as will not require any services on the part of Employee in the operation of the affairs of a company in which investments are made, provided such company is not engaged in a business competitive to the Company, or if it is in competition with the Company, provided its stock is publicly traded and Employee owns less than one percent (1%) of the outstanding stock of that company.
            10.  CONFIDENTIALITY.  Employee  covenants  and agrees that he will not at any time during or after the termination of his employment by the Company reveal, divulge or make known to any person, firm or corporation any information, knowledge or data of a proprietary nature relating to the business of the Company or any of its affiliates which is not or has not become generally known or public. Employee shall hold, in a fiduciary capacity, for the benefit of the Company, all information, knowledge or data of a proprietary nature, relating to or concerned with, the operations, customers, developments, sales, business and affairs of the Company and its affiliates which is not generally known to the public and which is or was obtained by the Employee during his employment by the Company. Employee recognizes and acknowledges that all such information, knowledge or data is a valuable and unique asset of the Company and accordingly he will not discuss or divulge any such information, knowledge or data to any person, firm, partnership, corporation or organization other than to the Company, its affiliates, designees, assignees or successors or except as may otherwise be required by the law, as ordered by a court or other governmental body of competent jurisdiction, or in connection with the business and affairs of the Company.
            11.  EQUITABLE REMEDIES.    In  the  event  of  a breach or
       threatened breach by Employee of any of his obligations under Sections 9 and 10 hereof, Employee acknowledges that the Company may not have an adequate remedy at law and therefore it is mutually agreed between Employee and the Company that in addition to any other remedies at law or in equity which the Company may have, the Company shall be entitled to seek in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any continuing violation or breach of this Agreement.
            12.  MISCELLANEOUS.
            (a)  This Agreement shall be binding  upon and inure to the benefit of the Company and any successor of the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company or by any merger, reorganization or other transaction in which the Company is not the surviving or resulting corporation or upon any transfer of all or substantially all of the assets of Company in the event of any such merger, or transfer of assets. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the surviving business entity or the business entity to which such assets shall be transferred in the same manner and to the same extent that the Company would be required to perform as if no such transaction had taken place.
            Neither this Agreement nor any rights arising hereunder may be assigned or pledged by Employee. Employee's rights to the compensation provided for under Section 4 of this Agreement (as may be limited by Section 8 of the Agreement) and to the reimbursement for expenses under Section 6 hereof, shall continue, despite the fact that Employee may cease to be employed by the Company, and shall survive the termination of this Agreement regardless of cause. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.
            (b)  Except  as  otherwise  provided  by  law  or elsewhere herein, Employee shall be entitled to all benefits as set forth herein notwithstanding the occurrence of the following events:
                 (i)    any act of  force  majeure which materially and
       adversely affect the Company's business and operations, including but not limited to, the Company having sustained a material loss, whether or not insured, by reason of fire, earthquake, flood, epidemic, explosion, accident, calamity or other act of God;
                 (ii)   any  strike  or  labor   dispute  or  court  or
       government action, order or decree;
                 (iii)  a banking  moratorium  having  been declared by
       federal or state authorities;
                 (iv)   an outbreak of  major armed conflict, blockade,
       embargo, or other international hostilities or restraints or orders of civic, civil defense, or military authorities, or other national or international calamity having occurred;
                 (v)    any  act  of   public   enemy,  riot  or  civil
       disturbance or threat thereof; or
                 (vi)   a pending or  threatened  legal or governmental
       proceeding or action relating generally to the Company's business, or a notification having been received by the Company of the threat of any such proceeding or action, which could materially adversely affect the Company.
            (c)  Except as  expressly  provided  herein, this Agreement contains the entire understanding between the parties with respect to the subject matter hereof, and may not be modified, altered or amended except by an instrument in writing signed by the parties hereto. This Agreement supersedes all prior agreements of the parties with respect to the subject matter hereof. In the event of termination of employment of Employee pursuant to this Agreement, the arrangements provided for by this Agreement, by any Stock Option Agreement or other written agreement between the Company or any of its affiliates and Employee in effect at the time, and by any other applicable benefit plan of the Company or any of its affiliates, will constitute the entire obligation of the Company to the Employee and performance thereof by the Company will constitute full settlement of any and all claims, whether in contract or tort, that Employee might otherwise assert against the Company or any of its affiliates on account of such termination.
            (d)  This Agreement shall  be  construed in accordance with the laws of the State of California applicable to agreements made and to be performed entirely within such state and without regard to the conflict of law principals thereof.
            (e)  Nothing in the  Agreement  is  intended  to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability pursuant to court order to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If any provision of this Agreement is invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall, nevertheless, remain in full force and effect in all other circumstances.
            (f)  With the exception of  disputes  arising under or with respect to  Sections  9  or  10  hereof,  any  and  all disputes hereunder shall be resolved by arbitration. Any party hereto electing to commence an action shall give written notice to the other parties hereto of such election. The dispute shall be settled by arbitration in accordance with the then rules of the American Arbitration Association; provided, however, in the event the parties are unable to agree on an arbitrator within twenty (20) days after receipt of the aforementioned notice of arbitration, a single arbitrator shall be selected by the Chief Judge of the Superior Court of the State of California for the County of Los Angeles. The award of such arbitrator may be confirmed or enforced in any court of competent jurisdiction. The costs and expenses of the arbitrator, including the attorney's fees and costs of each of the parties, shall be apportioned between the parties by such arbitrator, based upon such arbitrator's determination of the merits of their respective positions. With respect to such arbitration, the parties shall have those rights of discovery as may be granted by the arbitrator in accordance with California law.
            (g)  Any  notice  to  the  Company  required  or  permitted hereunder shall be given in writing to the Company, either by personal service, telex, telecopier or, if by mail, by registered or certified mail return receipt requested, postage prepaid, duly addressed to the Secretary of the Company at its then principal place of business. Any such notice to Employee shall be given in a like manner, and if mailed shall be addressed to Employee at Employee's home address then shown in the files of the Company. For the purpose of determining compliance with any time limit herein, a notice shall be deemed given on the fifth day following the postmarked date, if mailed, or the date of delivery if personally delivered.
            (h)  A waiver by either party  of  any term or condition of this Agreement or any breach thereof, in any one instance, shall not be deemed or construed to be a waiver of such term or condition or of any subsequent breach thereof.
            (i)  The paragraph and  subparagraph  headings contained in this Agreement are solely for convenience and shall not be considered in its interpretation.
            (j)  This  Agreement  may  be   executed  in  one  or  more
       counterparts, each of which shall constitute an original.
            IN WITNESS WHEREOF, the  parties  hereto have executed this
       Employment Agreement as of the day and year first written above.

                                       COMPANY:
                                       MAXICARE HEALTH PLANS, INC.,
                                       a Delaware corporation

                                       By: /s/ Peter J. Ratican
                                       Title:  Chairman, President and
                                               Chief Executive Officer


                                       EMPLOYEE:

                                           /s/ David Hammons

                                                          Exhibit 10.65



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


                Maxicare Health Plans, Inc., a Delaware corporation (the

       "Company"), hereby grants as of  this  20th  day of May, 1991, to

       Dave Hammons (the "Optionee"), an option to purchase a maximum of

       10,000 shares of  its  common  stock  (the  "Common Stock"), at a price per share  (the  "Exercise  Price")  equal  to the weighted average price per share for  the  first twenty trading days after

       December 5, 1990, of (i)  the  closing bid price of the Company's

       Common stock in  the  principal  national  securities exchange in which the Common Stock is traded, or (ii) if the Company's Common

       Stock is not traded on  a  national securities exchange, the last reported sale price of  the  Common  Stock on the NASDAQ National

       Market List, or (iii) if the  common stock is not reported on the

       NASDAQ National Market List, the closing bid price (or average of bid prices) last quoted  by  an established quotation service for over-the-counter  securities  (the  "Option"),  on  the following terms and conditions:



                1.    GRANT UNDER  1990  STOCK  PLAN.    This  Option is

       granted pursuant to and is  governed  by the Company's 1990 Stock

       Option  Plan  (the  "Plan")  and,  unless  the  context otherwise requires, terms used and/or  defined  herein  shall have the same

       meaning as in the Plan.    Determinations made in connection with

       this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.

                2.    EXTENT OF OPTION.   If  the Optionee has continued

       to serve the Company in the  capacity of an officer, employee, or director with the Company  on  the  following dates, the Optionee may, subject to Section 13  hereof,  exercise this Option for the portion of the  total  number  of  shares  set forth opposite the applicable date:



                December 5, 1992       One-third  (1/3)   of  the  total
                                       number of shares  subject to this
                                       option

                December 5, 1993       An additional one  third (1/3) of
                                       the   total   number   of  shares
                                       subject to this option

                December 5, 1994       An additional  one-third (1/3) of
                                       the   total   number   of  shares
                                       subject to this option


       The  foregoing  right  are  cumulative  and,  while  the Optionee continues to serve as  an  officer,  director  or employee of the

       Company, may be exercised up to  and including the earlier of the date which is 5  years  from  December  5, 1990 or the expiration date of the Plan  (the  earlier  of  such dates being hereinafter referred to as the  "Option  Expiration  Date").  For purposes of this Agreement, any accrued  installment  shall be referred to as

       "Accrued Installment".  All  of  the foregoing rights are subject to Sections 3  and  4  hereof,  as  appropriate,  if the Optionee ceases to  serve  as  an  officer,  director  or  employee of the

       Company or becomes disabled or  dies while serving as an officer,

       director or employee of the Company.



                3.    TERMINATION  OF  BUSINESS  RELATIONSHIP.    If the

       Optionee ceases to remain an officer, director or employee of the

       Company, other than by reason  of  death or disability as defined in Section 4, any unexercised Accrued Installments of the Option shall expire and become unexercisable as of the earlier of (i)

       the Option Expiration Date,  or  (ii)  thirty (30) days following the  termination  of  Optionee's  employment  or  termination  of

       Optionee's directorship.  No  further  installment of this Option shall become exercisable.  The  Board of Directors of the Company may extend such thirty (30) day period for a period not to exceed one (1) year following the  Termination  Date, (as defined in the

       Plan), but in no  event  beyond  the applicable Option Expiration

       Date.  In such a case, the Optionee's only rights hereunder shall be those which are  properly  exercised before the termination of this Option.  Any  portion  of  an  Option that expires hereunder shall remain unexercisable and  be  of no effect whatsoever after

       such  expiration  notwithstanding  that   such  Optionee  may  be

       reemployed by, or again become a director of, the Company.



                4.    DEATH OR DISABILITY.  In the event of the death of

       the Optionee  while  an  officer,  employee  or  director  of the

       Company,  or  in  the  event  of  termination  of  employment  or directorship by reason of  the  Optionee's Disability (as defined in the Plan), any unexercised  Accrued Installments of the Option granted to the Optionee shall  expire and become unexercisable as of the earlier of  (i)  the  Option  Expiration Date, or (ii) the first anniversary date of the Optionee's death (if applicable) or

       (iii) the first anniversary date of the termination of employment or directorship by  reason  of  Disability  (if applicable).  Any such Accrued Installments of a deceased Optionee may be exercised prior to their expiration by (and  only by) the person or persons to whom the Optionee's Option rights shall pass by will or by the

       laws of  descent  and  distribution.    Any  installments under a

       deceased Optionee's Option that have not accrued as of the date of his/her death shall expire and become unexercisable as of said

       date of death.    For  purposes  of  this Agreement, the Optionee

       shall be deemed  employed  by  the  Company  during any period of leave of absence  from  active  employment  as  authorized by the

       Company.



                5.    PARTIAL EXERCISE.  Exercise  of  this Option up to

       the extent above stated may be made  in part at any time and from time to time with the  above  limits, except that this Option may be exercised for a fraction of a share.  Upon the exercise of the final installment of this Option,  the Optionee shall be entitled to receive cash with respect  to  the  value of any fraction of a share (in lieu of any said fractional share).



                6.    PAYMENT OF EXERCISE PRICE.   The Exercise Price is

       payable in United States Dollars  and  may  be paid in cash or by

       certified  or  cashier's  check,   or   any  combination  of  the

       foregoing, equal in the amount to the Exercise Price.



                7.    INVESTMENT   REPRESENTATIONS;    RESTRICTIONS   ON

       TRANSFER.



                (a)   The Optionee represents, warrants and covenants to

       the Company that:



                (i)   Any Common  Stock  acquired  by  the Optionee upon

       exercise of the Option  will  be  acquired  of the Optionee's own account  and  not  with  a  view  of  resale  or  distribution in violation of the Securities  Act  of  1933, as amended (the "1933

       Act").

                (ii)  The Optionee has such  knowledge and experience in

       business and financial matters as  to be capable of utilizing the information which is available  to  the  Optionee to evaluate the merits and risks of  an  investment  in  the Common Stock, and is able to tear the  economic  risks  of  any  Common Stock or other securities which the Optionee  may  acquire  upon exercise of the

       Option.



                (iii) The Optionee understands  that  neither the Option

       nor the Common Stock  to  be  issued  upon exercise of the Option have been registered under the Securities Act of 1933, as amended

       (the "1933 Act"), that  the  Option  has  been, and the shares of

       Common Stock issuable upon exercise of the Option will be, issued in reliance upon certain  exemptions  contained therein, and that the  Company's  reliance  on  such  exemption  is  predicated  on

       Optionee's  representations  set  forth  herein.    The  Optionee

       further understands  that  because  neither  the  Option  nor the shares of Common Stock to be  issued up on exercise of the Option have been registered under the 1993 Act, the Optionee may not and

       Optionee covenants and agrees that Optionee will not, sell, offer to sell or otherwise dispose  of any such securities in violation of the 1933 Act or any applicable "blue sky" or securities law of

       any  state.    The  Optionee  acknowledges  and  understands that

       Optionee has  no  independent  right  to  require  the Company to register the  Option  or  the  Common  Stock  to  be  issued upon exercise of the Option.

                (b)   The   Optionee   consents   to   the   placing  of

       restrictive legends in  substantially  the  following form on any

       stock  certificate(s)  representing   Common  Stock  issued  upon

       exercise of the Option:



                      "The   Shares    represented   by   this
                Certificate have not been registered under the Securities Act of 1933, as amended, or the blue sky laws of any state. These shares have been acquired for investment and not with a view to distribution or resale, and may not be sold, mortgaged, pledged, hypothecated or otherwise transferred without an effective registration statement for such shares under the Securities Act of 1933, as amended, or until the issuer has been furnished with an opinion of counsel for the registered owner of these shares, reasonably satisfactory to counsel for the issurer, that such sale, transfer or disposition is exempt from the registration or qualification provisions of the Securities Act of 1933, as amended, or the blue sky laws of any state having jurisdiction."


                (c)   The Optionee also  hereby  consents  and agrees to

       the placing of stop  transfer instructions against any subsequent transfer(s) of shares of Common Stock issued upon exercise of the

       Option.  The Company hereby agrees  to remove the legend and stop transfer instructions upon receipt of  an opinion of counsel from the registered owner of  the  shares  of Common Stock issued upon exercises of the  Option,  in  form  and  substance acceptable to counsel for the Company, to  the  effect  that such shares may be transferred without violation of  the  1933  Act  or the blue sky laws of any state having jurisdiction.



                8.    METHOD OF EXERCISING  OPTION.    No  Option may be

       exercised in whole or in part  until two (2) years after December

       5, 1990.  Subject to the  terms and conditions of this Agreement,

       this Option may be exercised by written notice to the Company, at the principal executive office of the Company, or to such transfer agent as the Company shall designate.  Such notice shall state the election  to  exercise  this  Option  and the number of shares in respect of  which  it  is  being exercised and shall be signed by  the  Optionee  or  person  or  persons  entitled to so

       exercise this  Option.    Such  notice  shall  be  accompanied by

       payment of  the  full  Exercise  Price  of  such  shares, and the

       Company shall deliver a  certificate or certificates representing such shares as soon as  practicable after the notice is received.

       The certificate or certificates for  the  shares as to which this

       Option shall have been  so  exercised  shall be registered in the name of the person or  persons  so exercising this Option (or, if this Option  shall  be  exercised  by  the  Optionee  and  if the

       Optionee shall so request  in  the notice exercising this Option,

       shall be registered  in  the  name  of  the  Optionee and another

       person  jointly,  with  right   of  survivorship)  and  shall  be

       delivered to or upon the  written  order of the person or persons

       exercising this  Option.    In  the  event  this  Option shall be

       exercised, pursuant to Section 4 hereof, by any person or persons other than the  Optionee,  such  notice  shall  be accompanied by appropriate proof of  the  right  of  such  person  or persons to

       exercise this Option.   All  shares  that shall be purchased upon

       the exercise of this  Option  as  provided  herein shall be fully paid and non-assessable.



                9.    OPTION NOT TRANSFERABLE; TRANSFER  OF STOCK.  This

       Option is not transferable or assignable except by will or by the

       laws  of  descent  and   distribution.    During  the  Optionee's

       lifetime, only the  Optionee  may  exercise  this Option.  Common

       Stock issued pursuant to the exercise of this Option or any interest in such Common Stock, may be sold, assigned, gifted,

       pledged, hypothecated,  encumbered  or  otherwise  transferred to alienated  in  any  manner  by  the  holder(s)  thereof, subject,

       however,  to  the   provisions   of   the   Plan,  including  any

       representations or warranties requested under Section 22 thereof,

       and also  subject  to  compliance  with  any  applicable federal,

       state, local or other law, regulations or rule governing the sale or transfer of stock or securities, and provided, further than in all cases, the Optionee may not sell or otherwise transfer shares acquired upon the exercise of an  Option  for a period of six (6)

       months following the date  of  acquisition (within the meaning of

       Section 16-b (3) of the  Security  Exchange  Act of 1934) of such

       Option without the prior written consent of the Board.



                10.   NO OBLIGATION TO EXERCISE  OPTION.   The grant and

       acceptance of this Option  imposes  no obligation on the Optionee to exercise it.



                11.   NO OBLIGATION TO CONTINUE EMPLOYMENT.  The Company

       is not by the Plan or this Option obligated to continue to employ

       Optionee and neither  the  Plan  nor  this Option shall otherwise interfere with the  Company's  right  to  discharge or retire any employee, including Optionee, at any time.



                12.   NO RIGHTS  AS  STOCKHOLDER  UNTIL  EXERCISE.   The

       Optionee shall have no  rights  as  a stockholder with respect to shares  subject  to  this  Agreement  until  a  stock certificate therefore has been issued to the  Optionee and is fully paid for.

       Except as is expressly provided in the Plan with respect to
       certain  changes  in  the   capitalization  of  the  Company,  no

       adjustment shall be  made  for  dividends  or  similar rights for which the record date is prior to the date such stock certificate is issued.



                13.   REORGANIZATION OF COMPANY.



                (a)   Upon the dissolution or liquidation of Company, or

       upon a reorganization, merger or  consolidation of the Company as a result  of  which  the  Company's  outstanding  Common Stock is changed into or exchanged for  cash or property or securities not of the Company's issue, or  upon  a  sale of all or substantially all property of the  Company  to,  or  the  acquisition of all or substantially all of the  stock  of  the Company then outstanding by, another corporation or person,  the Plan shall terminate, and the Option granted hereunder  shall terminate; provided, however,

       if Optionee is entitled  to  exercise any unexercised installment of the Option then outstanding,  then  Optionee may, at such time prior  to  the  consummation  of  the  transaction  causing  such

       termination  as  the   Company   shall  designate,  exercise  the

       unexercised installments of  the  Option  including all unaccrued installments thereof which would,  but for this subsection 13(a),

       not yet be exercisable.    Notwithstanding  the foregoing, in the

       event  that  any  transaction  causing  such  termination  is not consummated,  any  unexercised  unaccrued  installments  that had become exercisable solely  by  reason  of  the provisions of this subsection 13(a) shall  again  become unaccrued and unexercisable as of said termination of  such transaction, subject, however, to

       such  installments  accruing  pursuant   to  the  normal  accrual

       schedule  provided  in  the  terms  under  which  the  Option was granted.

                (b)   In addition to  and  not  in  lieu of those rights

       granted pursuant to subsection  13(a)  above, if provisions shall be made in writing  in  connection  with such transaction for the

       continuance  of  the  Plan   and/or  the  assumption  of  options

       theretofore granted,  or  the  substitution  for  such options of options covering the  stock  of  the  successor corporation, or a parent or subsidiary thereof  with  appropriate adjustments as to the number and kind of  shares and prices, the unexercised Option shall continue in the manner and under the terms so provided.



                (c)   The Company shall  have  no  obligation to provide

       for the continuance, assumption  or  substitution  of the Plan or the Option by any  successor  corporation or parent or subsidiary thereof.



                14.   WITHHOLDING TAXES.    The  Optionee  hereby agrees

       that the Company may withhold  from the Optionee's wages or other remuneration the appropriate amount  of  federal, state and local taxes attributable to the  Optionee's exercise of any installment of this Option.  The Optionee further agrees that, if the Company does not withhold an  amount  from  the Optionee's wages or other remuneration  sufficient  to  satisfy  the  Company's withholding obligation, the Optionee will reimburse the Company on demand, in cash, for the amount underwithheld.



                15.   GOVERNING LAW.   This  Agreement shall be governed

       by and interpreted in accordance  with  the  laws of the State of

       California applicable  to  agreements  made  and  to be performed entirely within such State and  without regard to the conflict of law principals thereof.

                16.   AMENDMENTS.       No    amendment,   modification,

       termination or waiver of any provision of this Agreement shall be effective unless the  same  shall  be  in  writing  signed by all parties hereto.



                17.   COUNTERPARTS.  This Agreement may be signed in one

       or more counterparts, each  of  which  shall  be  deemed to be an original, but all of which  together shall constitute one and the same instrument.



                18.   SURVIVAL OF REPRESENTATIONS.  All representations,

       covenants and warranties of the  parties hereto shall survive the execution of this Agreement.



                IN WITNESS WHEREOF  the  Company  and  the Optionee have

       caused this  instrument  to  be  executed  as  of  the date first written above, and  the  Optionee  whose  signature appears below acknowledges receipt of a copy  of  the Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican

                                        President and Chief
                                        Executive Officer

                                    OPTIONEE:

                                        /s/ Dave Hammons

                                                        Exhibit 10.66



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


                Maxicare Health Plans, Inc., a Delaware corporation (the

       "Company"), hereby grants as of  this 20th day of December, 1991,

       to Dave Hammons (the "Optionee"), an option to purchase a maximum of 5,000 shares of its  common  stock  (the "Common Stock"), at a price per share (the  "Exercise  Price")  of $8.25 per share (the

       "Option"), on the following terms and conditions:



                1.    GRANT UNDER  1990  STOCK  PLAN.    This  Option is

       granted pursuant to and is  governed  by the Company's 1990 Stock

       Option  Plan  (the  "Plan")  and,  unless  the  context otherwise requires, terms used and/or  defined  herein  shall have the same

       meaning as in the Plan.    Determinations made in connection with

       this Option pursuant to the Plan shall be governed by the Plan as

       it exists on this date.   This  Option  is not intended to be and

       shall not be treated as  an  incentive stock option under Section

       422 of the Internal Revenue Code.



                2.    EXTENT OF OPTION.   If  the Optionee has continued

       to serve the Company in the  capacity of an officer, employee, or director with the Company (or  a  subsidiary thereof, as the case may be) on the following dates, the Optionee may, subject to

       Section 13 hereof, exercise  this  Option  for the portion of the total number of shares set opposite the applicable date:



          Less than one year from the date hereof   -     0

          One year but less than two years from
            the date hereof                         - 1,667

          Two years but less than three years
            from the date hereof                    - 1,667

          Three years but less than four years
            from the date hereof                    - 1,666


       The  foregoing  right  are  cumulative  and,  while  the Optionee continues to serve as  an  officer,  director  or employee of the

       Company (or a subsidiary  thereof,  as  the  case may be), may be exercised up to and including  the  earlier  of the date which is five years from  the  date  this  Option  is  granted (the "Fifth

       Anniversary Date").  For purposes  of this Agreement, any accrued installment shall be referred  to  as "Accrued Installment".  All of the foregoing rights are  subject  to Sections 3 and 4 hereof,

       as appropriate, if the  Optionee  ceases  to serve as an officer,

       director or employee of the  Company (or a subsidiary thereof, as the case may be) or becomes  disabled or dies while serving as an officer, director or  employee  of  the  Company (or a subsidiary thereof, as the case may be).



                3.    TERMINATION  OF  BUSINESS  RELATIONSHIP.    If the

       Optionee ceases to remain an officer, director or employee of the

       Company (or a subsidiary thereof, as the case may be), other than by reason of death  or  disability  as  defined in Section 4, any unexercised Accrued Installments of  the  Option shall expire and become  unexercisable  as  of  the  earlier  of  (i)  the  Option

       Expiration Date, or (ii) thirty (30) days following the termination of Optionee's employment or termination of Optionee's directorship.  No further installment of this Option shall become exercisable.  The Board  of  Directors  of the Company may extend such thirty (30) day period  for  a  period not to exceed one (1)

       year following the Termination Date (as defined in the Plan), but in no event beyond  the  applicable  Option  Expiration Date.  In such a case, the Optionee's  only rights hereunder shall be those which are  properly  exercised  before  the  termination  of this

       Option.  Any portion  of  an  Option that expires hereunder shall remain unexercisable and be  of  no  effect whatsoever after such expiration notwithstanding that  such  Optionee may be reemployed by, or again become a  director  of, the Company (or a subsidiary thereof, as the case may be).



                4.    DEATH OR DISABILITY.  In the event of the death of

       the Optionee  while  an  officer,  employee  or  director  of the

       Company (or a subsidiary thereof, as  the case may be), or in the event of termination of  employment  or directorship by reason of

       the  Optionee's  Disability  (as   defined   in  the  Plan),  any

       unexercised  Accrued  Installments  of   the  Option  granted  to

       Optionee shall expire and become  unexercisable as of the earlier of (i) the Fifth Anniversary  Date, or (ii) the first anniversary date of the Optionee's death  (if  applicable) or (iii) the first anniversary date of the termination of employment or directorship

       by reason  of  Disability  (if  applicable).    Any  such Accrued

       Installments of a  deceased  Optionee  may  be exercised prior to their expiration by (and only  by)  the person or persons to whom the Optionee's Option rights shall pass by will or by the laws of

       descent and  distribution.    Any  installments  under a deceased

       Optionee's Option that have not accrued as of the date of his/her death shall expire and become unexercisable as of said date of death.  For purposes  of  this  Agreement,  the Optionee shall be deemed employed by the Company  (or  a subsidiary thereof, as the case may be) during any  period  of  leave of absence from active employment as authorized by the Company (or a subsidiary thereof,

       as the case may be).



                5.    PARTIAL EXERCISE.  Exercise  of  this Option up to

       the extent above stated may be made  in part at any time and from time to time with the  above  limits, except that this Option may be exercised for a fraction of a share.  Upon the exercise of the final installment of this Option,  the Optionee shall be entitled to receive cash with respect  to  the  value of any fraction of a share (in lieu of any said fractional share).



                6.    PAYMENT OF EXERCISE PRICE.   The Exercise Price is

       payable in United States Dollars  and  may  be paid in cash or by

       certified  or  cashier's  check,   or   any  combination  of  the

       foregoing, equal in the amount to the Exercise Price.



                7.    INVESTMENT   REPRESENTATIONS;    RESTRICTIONS   ON

       TRANSFER.



                (a)   The Optionee represents, warrants and covenants to

       the Company that:



                (i)   Any Common  Stock  acquired  by  the Optionee upon

       exercise of the Option  will  be  acquired  of the Optionee's own account  and  not  with  a  view  of  resale  or  distribution in violation of the Securities  Act  of  1933, as amended (the "1933

       Act").

                (ii)  The Optionee has such  knowledge and experience in

       business and financial matters as  to be capable of utilizing the information which is available  to  the  Optionee to evaluate the merits and risks of  an  investment  in  the Common Stock, and is able to tear the  economic  risks  of  any  Common Stock or other securities which the Optionee  may  acquire  upon exercise of the

       Option.



                (iii) The Optionee understands  that  neither the Option

       nor the Common Stock  to  be  issued  upon exercise of the Option have been registered under the Securities Act of 1933, as amended

       (the "1933 Act"), that  the  Option  has  been, and the shares of

       Common Stock issuable upon exercise of the Option will be, issued in reliance upon certain  exemptions  contained therein, and that the  Company's  reliance  on  such  exemption  is  predicated  on

       Optionee's  representations  set  forth  herein.    The  Optionee

       further understands  that  because  neither  the  Option  nor the shares of Common Stock to be  issued up on exercise of the Option have been registered under the 1993 Act, the Optionee may not and

       Optionee covenants and agrees that Optionee will not, sell, offer to sell or otherwise dispose  of any such securities in violation of the 1933 Act or any applicable "blue sky" or securities law of

       any  state.    The  Optionee  acknowledges  and  understands that

       Optionee has  no  independent  right  to  require  the Company to register the  Option  or  the  Common  Stock  to  be  issued upon exercise of the Option.

                (b)   The   Optionee   consents   to   the   placing  of

       restrictive legends in  substantially  the  following form on any

       stock  certificate(s)  representing   Common  Stock  issued  upon

       exercise of the Option:



                      "The   Shares    represented   by   this
                Certificate have not been registered under the Securities Act of 1933, as amended. These shares have been acquired for investment and not with a view to distribution or resale, and may not be sold, mortgaged, pledged, hypothecated or otherwise transferred without an effective registration statement for such shares under the Securities Act of 1933, as amended, or until the issuer has been furnished with an opinion of counsel for the registered owner of these shares, reasonably satisfactory to counsel for the issuer, that such sale, transfer or disposition is exempt from the registration or qualification provisions of the Securities Act of 1933, as amended."


                (c)   The Optionee also  hereby  consents  and agrees to

       the placing of stop  transfer instructions against any subsequent transfer(s) of shares of Common Stock issued upon exercise of the

       Option.  The Company hereby agrees  to remove the legend and stop transfer instructions upon receipt of  an opinion of counsel from the registered owner of  the  shares  of Common Stock issued upon exercises of the  Option,  in  form  and  substance acceptable to counsel for the Company, to  the  effect  that such shares may be transferred without violation of the 1933 Act.



                8.    METHOD OF EXERCISING OPTION.  Subject to the terms

       and conditions of this Agreement, this Option may be exercised by written notice to the Company,  at the principal executive office of the Company, or to  such  transfer  agent as the Company shall designate.  Such notice shall state the election to exercise this

       Option and the number of shares  in  respect of which it is being exercised and  shall  be  signed  by  the  Optionee  or person or persons entitled to so exercise  this  Option.  Such notice shall be accompanied by  payment  of  the  full  Exercise Price of such

       shares,  and  the   Company   shall   deliver  a  certificate  or

       certificates representing  such  shares  as  soon  as practicable

       after the notice is  received.    The certificate or certificates

       for the  shares  as  to  which  this  Option  shall  have been so exercised shall  be  registered  in  the  name  of  the person or persons so exercising this  Option  (or,  if this Option shall be exercised by the Optionee and if the Optionee shall so request in the notice exercising  this  Option,  shall  be registered in the name of the Optionee  and  another  person jointly, with right of survivorship) and shall be delivered to or upon the written order of the person or persons  exercising  this  Option.  In the event this Option shall be exercised,  pursuant to Section 4 hereof, by any person or persons other  than the Optionee, such notice shall be accompanied by appropriate proof  of  the right of such person

       or persons to exercise  this  Option.    All shares that shall be

       purchased upon the  exercise  of  this  Option as provided herein shall be fully paid and non-assessable.



                9.    OPTION NOT TRANSFERABLE; TRANSFER  OF STOCK.  This

       Option is not transferable or assignable except by will or by the

       laws  of  descent  and   distribution.    During  the  Optionee's

       lifetime, only the  Optionee  may  exercise  this Option.  Common

       Stock issued pursuant  to  the  exercise  of  this  Option or any interest in such  Common  Stock,  may  be sold, assigned, gifted,

       pledged, hypothecated,  encumbered  or  otherwise  transferred to alienated in any manner by the holder(s) thereof, subject,
       however,  to  the   provisions   of   the   Plan,  including  any

       representations or warranties requested under Section 22 thereof,

       and also  subject  to  compliance  with  any  applicable federal,

       state, local or other law, regulations or rule governing the sale or transfer of stock or securities, and provided, further than in all cases, the Optionee may not sell or otherwise transfer shares acquired upon the exercise of an  Option  for a period of six (6)

       months following the date  of  acquisition (within the meaning of

       Section 16-b (3) of the  Security  Exchange  Act of 1934) of such

       Option without the prior written consent of the Board.



                10.   NO OBLIGATION TO EXERCISE  OPTION.   The grant and

       acceptance of this Option  imposes  no obligation on the Optionee to exercise it.



                11.   NO OBLIGATION TO CONTINUE EMPLOYMENT.  Neither the

       Company nor any subsidiary thereof is  by the Plan or this Option obligated to continue to employ Optionee and neither the Plan nor this Option shall otherwise interfere with the Company's right to discharge or  retire  any  employee,  including  Optionee, at any time.



                12.   NO RIGHTS  AS  STOCKHOLDER  UNTIL  EXERCISE.   The

       Optionee shall have no  rights  as  a stockholder with respect to shares  subject  to  this  Agreement  until  a  stock certificate therefore has been issued to the  Optionee and is fully paid for.

       Except as is  expressly  provided  in  the  Plan  with respect to

       certain  changes  in  the   capitalization  of  the  Company,  no

       adjustment shall be  made  for  dividends  or  similar rights for which the record date is prior to the date such stock certificate is issued.

                13.   REORGANIZATION OF COMPANY.



                (a)   Upon the dissolution or liquidation of Company, or

       upon a reorganization, merger or  consolidation of the Company as a result  of  which  the  Company's  outstanding  Common Stock is changed into or exchanged for  cash or property or securities not of the Company's issue, or  upon  a  sale of all or substantially all property of the  Company  to,  or  the  acquisition of all or substantially all of the  stock  of  the Company then outstanding by, another corporation or person,  the Plan shall terminate, and the Option granted hereunder  shall terminate; provided, however,

       if Optionee is entitled  to  exercise any unexercised installment of the Option then outstanding,  then  Optionee may, at such time prior  to  the  consummation  of  the  transaction  causing  such

       termination  as  the   Company   shall  designate,  exercise  the

       unexercised installments of  the  Option  including all unaccrued installments thereof which would,  but for this subsection 13(a),

       not yet be exercisable.    Notwithstanding  the foregoing, in the

       event  that  any  transaction  causing  such  termination  is not consummated,  any  unexercised  unaccrued  installments  that had become exercisable solely  by  reason  of  the provisions of this subsection 13(a) shall  again  become unaccrued and unexercisable as of said termination of  such transaction, subject, however, to

       such  installments  accruing  pursuant   to  the  normal  accrual

       schedule  provided  in  the  terms  under  which  the  Option was granted.



                (b)   In addition to  and  not  in  lieu of those rights

       granted pursuant to subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the
       continuance  of  the  Plan   and/or  the  assumption  of  options

       theretofore granted,  or  the  substitution  for  such options of options covering the  stock  of  the  successor corporation, or a parent or subsidiary thereof  with  appropriate adjustments as to the number and kind of  shares and prices, the unexercised Option shall continue in the manner and under the terms so provided.



                (c)   The Company shall  have  no  obligation to provide

       for the continuance, assumption  or  substitution  of the Plan or the Option by any  successor  corporation or parent or subsidiary thereof.



                14.   WITHHOLDING TAXES.    The  Optionee  hereby agrees

       that the Company (or a  subsidiary  thereof,  as the case may be)

       may withhold from the Optionee's  wages or other remuneration the appropriate amount of federal, state and local taxes attributable to the Optionee's  exercise  of  any  installment of this Option.

       The Optionee further agrees that, if the Company (or a subsidiary thereof, as the case may be) does not withhold an amount from the

       Optionee's wages or other  remuneration sufficient to satisfy the

       Company's (or any such  subsidiary's) withholding obligation, the

       Optionee will reimburse the  Company  (or any such subsidiary) on demand, in cash, for the amount underwithheld.



                15.   GOVERNING LAW.   This  Agreement shall be governed

       by and interpreted in accordance  with  the  laws of the State of

       California applicable  to  agreements  made  and  to be performed entirely within such State and  without regard to the conflict of law principals thereof.

                16.   AMENDMENTS.       No    amendment,   modification,

       termination or waiver of any provision of this Agreement shall be effective unless the  same  shall  be  in  writing  signed by all parties hereto.



                17.   COUNTERPARTS.  This Agreement may be signed in one

       or more counterparts, each  of  which  shall  be  deemed to be an original, but all of which  together shall constitute one and the same instrument.



                18.   SURVIVAL OF REPRESENTATIONS.  All representations,

       covenants and warranties of the  parties hereto shall survive the execution of this Agreement.



                IN WITNESS WHEREOF  the  Company  and  the Optionee have

       caused this  instrument  to  be  executed  as  of  the date first written above, and  the  Optionee  whose  signature appears below acknowledges receipt of a copy  of  the Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, Chief Executive
                                            Officer and President

                                    OPTIONEE:

                                        /s/ Dave Hammons

                                                        Exhibit 10.67



                          MAXICARE HEALTH PLANS, INC.

                            STOCK OPTION AGREEMENT


            Maxicare Health  Plans,  Inc.,  a  Delaware corporation

       (the "Company"),  hereby  grants  as  of  this  20th  day of

       December, 1993, to David Hammons (the "Optionee"), an option to purchase a maximum  of  5,000  shares of its common stock

       (the "Common Stock"), at  a  price  per share (the "Exercise

       Price") of $9.63 per share  (the "Option"), on the following terms and conditions:



            1.     GRANT UNDER  1990  STOCK  PLAN.    The Option is

       granted pursuant to and  is  governed  by the Company's 1990

       Stock Option  Plan  (the  "Plan")  and,  unless  the context otherwise requires, terms  used  and/or defined herein shall have the same meaning as  in  the Plan.  Determinations made in connection with this Option pursuant to the Plan shall be governed by the Plan as it exists on this date.  This Option is not  intended  to  be  and  shall  not  be  treated as an incentive stock option  under  Section  422  of the Internal

       Revenue Code.



            2.     EXTENT OF OPTION.  If the Optionee has continued

       to  serve  in  the  capacity  of  an  officer,  employee, or director with the Company  (or  a subsidiary thereof, as the case may  be)  on  the  following  dates,  the Optionee may,

       subject to Section 13  hereof,  exercise this Option for the portion of the total number of shares subject to this Option set opposite the applicable date:

            Less than one year from the       -       0 shares
            date hereof
            One year but less than two years  -   1,667 shares
            from the date hereof
            Two years but less than three - 1,667 shares years from the date hereof
            Three years but less than four - 1,666 shares years from the date hereof


       The foregoing rights are  cumulative and, while the Optionee continues to serve as  an  officer,  director or employee of the Company (or a subsidiary  thereof,  as the case may be),

       may be exercised up to and including the earlier of the date which is five years  from  the  date  this Option is granted

       (the  "Fifth  Anniversary  Date").    For  purposes  of this

       Agreement, any accrued installment  shall  be referred to as

       an "Accrued Installment".   All  of the foregoing rights are

       subject to Sections 3 and  4  hereof, as appropriate, if the

       Optionee ceases to serve as an officer, director or employee of the Company (or a subsidiary thereof, as the case may be)

       or becomes disabled  or  dies  while  serving as an officer,

       director  or  employee  of  the  Company  (or  a  subsidiary thereof, as the case may be).



            3.     TERMINATION OF  BUSINESS  RELATIONSHIP.   If the

       Optionee ceases to remain  an  officer, director or employee of the Company (or subsidiary  thereof, as the case may be),

       other than by reason  of  death  or disability as defined in

       Section  4,  any  unexercised  Accrued  Installments  of the

       Option shall expire and become unexercisable as of the earlier of (i) the Fifth Anniversary Date, or (ii) thirty

       (30) days following the termination of Optionee's employment

       or  termination  of  Optionee's  directorship.    No further

       installments of this Option  shall  become exercisable.  The

       Board of Directors  of  the  Company  may extend such thirty

       (30) day period for  a  period  not  to  exceed one (1) year following the Termination Date (as defined in the Plan), but in no event  beyond  the  applicable Fifth Anniversary Date.

       In such a case,  the  Optionee's only rights hereunder shall be those which are properly exercised before the termination

       of this Option.    Any  portion  of  an  Option that expires

       hereunder shall remain  unexercisable  and  be  of no effect whatsoever after such  expiration  notwithstanding that such

       Optionee may be reemployed  by,  or  again become a director of, the Company (or  a  subsidiary  thereof, as the case may

       be).



            4.     DEATH OR DISABILITY.  In  the event of the death

       of the Optionee while  an  officer,  employee or director of the Company (or a subsidiary  thereof,  as the case may be),

       or in the event of termination of employment or directorship by reason of the  Optionee's  Disability  (as defined in the

       Plan), any unexercised  Accrued  Installments  of the Option granted to Optionee shall expire and become unexercisable as of the earlier of  (i)  the  Fifth Anniversary Date, or (ii)

       the first  anniversary  date  of  the  Optionee's  death (if applicable) or (iii) the first anniversary date of the termination of employment or directorship by reason of

       Disability (if applicable).    Any such Accrued Installments

       of a  deceased  Optionee  may  be  exercised  prior to their expiration by (and only  by)  the  person or persons to whom the Optionee's Option rights  shall  pass  by will or by the

       laws of descent and distribution.   Any installments under a

       deceased Optionee's Option that  have  not accrued as of the date of his death  shall  expire and become unexercisable as

       of said date of death.   For purposes of this Agreement, the

       Optionee shall  be  deemed  employed  by  the  Company (or a subsidiary thereof, as the case may be) during any period of leave of absence from active employment as authorized by the

       Company (or a subsidiary thereof, as the case may be).



            5.     PARTIAL EXERCISE.  Exercise of this Option up to

       the extent above stated may be  in part at any time and from time to time with the  above limits, except that this Option may not be exercised for  a  fraction  of a share.  Upon the exercise  of  the  final  installment  of  this  Option, the

       Optionee shall be entitled  to  receive cash with respect to the value of any fraction  of  a  share (in lieu of any said fractional share).



            6.     PAYMENT OF EXERCISE  PRICE.   The Exercise Price

       is payable in United States dollars  and may be paid in cash or by certified or  cashier's  check,  or any combination of the foregoing, equal in amount to the Exercise Price.

            7.     INVESTMENT   REPRESENTATIONS;   RESTRICTIONS  ON

       TRANSFER.



            (a)    The Optionee represents,  warrants and covenants

       to the Company that:



            (i)    Any Common Stock  acquired  by the Optionee upon

       exercise of the Option  will  be acquired for the Optionee's own account and not with a view to resale on distribution in violation of the  Securities  Act  of  1933, as amended (the

       "1933 Act").



            (ii)   The Optionee has  such  knowledge and experience

       in business  and  financial  matters  as  to  be  capable of utilizing the information which is available to the Optionee to evaluate the merits  and  risks  of  an investment in the

       Common Stock, and is able to  bear the economic risks of any

       Common Stock  or  other  securities  which  the Optionee may acquire upon exercise of the Option.



            (iii)  The Optionee understands that the Option has not

       been registered under the Securities Act of 1933, as amended

       (the  "1933  Act"),  that  the  Option  has  been  issued in reliance upon  certain  exemptions  contained  therein.  The

       Optionee further understands that because the Option has not been registered under the 1933 Act or registered or qualified pursuant to applicable "blue sky" statutes, the

       Optionee may not,  and  Optionee  covenants  and agrees that

       Optionee will not, sell, offer  to sell or otherwise dispose of any such  Option  in  violation  of  the  1933 Act or any applicable "blue sky" or securities  law  of any state.  The

       Optionee acknowledges and  understands  that Optionee has no independent right to  require  the  Company  to register the

       Option.



            8.     METHOD OF  EXERCISING  OPTION.    Subject to the

       terms and conditions of  this  Agreement, this Option may be exercised by written notice to the Company, at the principal executive office of the  Company,  or to such transfer agent as the Company shall designate.  Such notice shall state the election to exercise this Option and the number of shares in respect of which it is  being  exercised and shall be signed by the Optionee or person or persons entitled to so exercise this Option.  Such notice shall be accompanied by payment of the full Exercise  Price  of  such  shares,  and the Company shall deliver  a  certificate  or  certificates representing such shares  as  soon  as  practicable  after  the notice is received.  The certificate or certificates for the shares as to which this Option shall  have  been so exercised shall be

       registered  in  the  name  of   the  person  or  persons  so

       exercising  this  Option  (or,   if  this  Option  shall  be

       exercised by  the  Optionee  and  if  the  Optionee shall so request in the notice exercising this Option, shall be registered in the name of the Optionee and another person jointly, with right of  survivorship) and shall be delivered to or  upon  the  written  order  of  the  person or persons exercising this Option.  In  the  event this Option shall be exercised, pursuant to Section  4  hereof,  by any person or persons  other  than  the  Optionee,  such  notice  shall be accompanied by appropriate proof of the right of such person

       or persons to exercise this  Option.   All shares that shall

       be purchased upon the  exercise  of  this Option as provided herein shall be fully paid and non-assessable.



            9.     OPTION  NOT  TRANSFERABLE;  TRANSFER  OF  STOCK.

       This Option is not transferable or assignable except by will or by the  laws  of  descent  and  distribution.  During the

       Optionee's lifetime,  only  the  Optionee  may exercise this

       Option.



            10.    NO OBLIGATION TO EXERCISE OPTION.  The grant and

       acceptance of  this  Option  imposes  no  obligation  on the

       Optionee to exercise it.



            11.    NO OBLIGATION TO  CONTINUE  EMPLOYMENT.  Neither

       the Company nor any  subsidiary  thereof  is  by the Plan or this Option obligated  to  continue  to  employ Optionee and neither the Plan nor  this  Option shall otherwise interfere with the  Company's  or  any  of  the Company's subsidiary's

       right  to  discharge  or   retire  any  employee,  including

       Optionee, at any time.

            12.    NO RIGHTS AS  STOCKHOLDER  UNTIL  EXERCISE.  The

       Optionee shall have no rights  as a stockholder with respect

       to  shares  subject   to   this   Agreement  until  a  stock

       certificate therefore has been issued to the Optionee and is fully paid for.  Except as is expressly provided in the Plan with respect to certain changes in the capitalization of the

       Company,  no  adjustment  shall  be  made  for  dividends or similar rights for which  the  record  date  is prior to the date such stock certificate is issued.



            13.    REORGANIZATION OF COMPANY.



            (a)    Upon  the  dissolution  or  liquidation  of  the

       Company, or upon  a  reorganization, merger or consolidation

       of  the  Company  as   a   result  of  which  the  Company's

       outstanding Common Stock  is  changed  into or exchanged for cash or property or  securities  not of the Company's issue,

       or upon a sale of  all  or substantially all property of the

       Company to, or the  acquisition  of all or substantially all of the stock  of  the  Company  then outstanding by, another corporation or person,  the  Plan  shall  terminate, and the

       Option granted hereunder shall terminate; provided, however,

       Optionee shall  be  entitled,  at  such  time  prior  to the consummation of the transaction  causing such termination as the Company  shall  designate,  to  exercise the unexercised installments of the Option including all unaccrued installments thereof which would, but for this subsection

       13(a),  not  yet   be   exercisable.    Notwithstanding  the

       foregoing, in the  event  that  any transaction causing such termination is  not  consummated,  any unexercised unaccrued installments that had become exercisable solely by reason of the provisions of this  subsection  13(a) shall again become unaccrued and unexercisable as  of  said termination of such transaction, subject, however, to such installments accruing pursuant to  the  normal  accrual  schedule  provided in the terms under which the Option was granted.



            (b)    In addition to and  not  in lieu of those rights

       granted pursuant to  subsection  13(a)  above, if provisions shall be made in writing in connection with such transaction for the continuance  of  the  Plan  and/or the assumption of options theretofore granted,  or  the  substitution for such options of  options  covering  the  stock  of  the successor

       corporation,  or  a   parent   or  subsidiary  thereof  with

       appropriate adjustments as to the  number and kind of shares and prices, the  unexercised  Option  shall  continue in the manner and under the terms so provided.



            (c)    The Company shall have  no obligation to provide

       for the continuance, assumption  or substitution of the Plan or the Option  by  any  successor  corporation  or parent or subsidiary thereof.

            14.    WITHHOLDING TAXES.   The  Optionee hereby agrees

       that the Company (or a  subsidiary  thereof, as the case may

       be)  may  withhold  from   the  Optionee's  wages  or  other

       remuneration the appropriate  amount  of  federal, state and local taxes attributable to  the  Optionee's exercise of any

       installment of this  Option.    The  Optionee further agrees

       that, if the Company (or  a  subsidiary thereof, as the case may be) does  not  withhold  an  amount  from the Optionee's wages  or  other  remuneration  sufficient  to  satisfy  the

       Company's (or any such subsidiary's) withholding obligation,

       the  Optionee  will  reimburse  the  Company  (or  any  such

       subsidiary)   on   demand,   in   cash,   for   the   amount

       underwithheld.



            15.    GOVERNING LAW.  This Agreement shall be governed

       by and interpreted in accordance  with the laws of the State of  California  applicable  to  agreements  made  and  to be performed entirely within such  State  and without regard to the conflict of law principals thereof.



            16.    AMENDMENTS.      No   amendment,   modification,

       termination or waiver  of  any  provision  of this Agreement shall be  effective  unless  the  same  shall  be in writing signed by all parties hereto.



            17.    COUNTERPARTS.  This  Agreement  may be signed in

       one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.



            18.    SURVIVAL     OF     REPRESENTATIONS.         All

       representations, covenants  and  warranties  of  the parties hereto shall survive the execution of this Agreement.



            IN WITNESS WHEREOF  the  Company  and the Optionee have

       caused this instrument to be  executed  as of the date first written above,  and  the  Optionee  whose  signature appears below  acknowledges  receipt  of  a  copy  of  the  Plan and acceptance of an original copy of this Agreement.



                                    THE COMPANY:

                                    MAXICARE HEALTH PLANS, INC.


                                    By: /s/ Peter J. Ratican
                                            Chairman, President and
                                            Chief Executive Officer


                                    OPTIONEE:

                                        /s/ David Hammons

                                                      Exhibit 21





                    SUBSIDIARIES OF THE REGISTRANT




                                                    JURISDICTION OF
       NAME                                          INCORPORATION
       HEALTH CARE ASSURANCE COMPANY, LTD.          CAYMAN ISLANDS
       MAXICARE                                     CALIFORNIA
       MAXICARE HEALTH INSURANCE COMPANY            WISCONSIN
       MAXICARE HEALTH PLANS OF THE MIDWEST, INC.   ILLINOIS
       MAXICARE INDIANA, INC.                       INDIANA
       MAXICARE LIFE AND HEALTH INSURANCE COMPANY   MISSOURI
       MAXICARE LOUISIANA, INC.                     LOUISIANA
       MAXICARE NORTH CAROLINA, INC.                NORTH CAROLINA
       MAXICARE PHARMACIES, INC.                    CALIFORNIA
       MAXICARE SOUTHEAST HEALTH PLANS, INC.        GEORGIA

                                                      Exhibit 23.1



                   CONSENT OF INDEPENDENT ACCOUNTANTS



       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-50508) of Maxicare Health Plans, Inc. of our report dated March 4, 1994 appearing on page 37 of this Form 10-K.





       PRICE WATERHOUSE

       Los Angeles, California
       March 25, 1994