Form 10-Q
period 1994-03-31
MAXICARE HEALTH PLANS INC
filed 1994-05-10
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       Commission file number: 0-12024
                               -------


                       MAXICARE HEALTH PLANS, INC.
       -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Delaware                                95-3615709
       ------------------------------            -----------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


       1149 South Broadway Street, Los Angeles, California      90015
       ---------------------------------------------------   ----------
       (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code (213)765-2000
                                                          -------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]     No  [  ]


           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes  [ X ]     No  [  ]

       Common Stock, $.01 par value - 10,088,013 shares outstanding as of May 6, 1994, of which 1,084,020 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands except par value)
                                                                                   March 31,    December 31,
                                                                                     1994          1993
                                                                                  ----------   ------------
              CURRENT ASSETS                                                      (Unaudited)
                 Cash and cash equivalents....................................... $  32,069    $  38,672
                 Marketable securities...........................................    24,359       19,448
                 Accounts receivable, net........................................    20,965       19,174
                 Deferred tax asset..............................................     6,000        6,000
                 Prepaid expenses................................................     3,752        3,717
                 Other current assets............................................       295          406
                                                                                  ---------    ---------
                   TOTAL CURRENT ASSETS..........................................    87,440       87,417
                                                                                  ---------    ---------
              PROPERTY AND EQUIPMENT
                 Leasehold improvements..........................................     5,466        5,466
                 Furniture and equipment.........................................    31,824       36,878
                                                                                  ---------    ---------
                                                                                     37,290       42,344
                   Less accumulated depreciation and amortization................    34,331       38,715
                                                                                  ---------    ---------
                   NET PROPERTY AND EQUIPMENT....................................     2,959        3,629
                                                                                  ---------    ---------
              LONG-TERM ASSETS
                 Long-term receivables...........................................     2,004        2,004
                 Statutory deposits..............................................    13,637       13,610
                 Intangible assets, net..........................................       171          147
                                                                                  ---------    ---------
                   TOTAL LONG-TERM ASSETS........................................    15,812       15,761
                                                                                  ---------    ---------
                   TOTAL ASSETS.................................................. $ 106,211    $ 106,807
                                                                                  =========    =========
              CURRENT LIABILITIES
                 Estimated claims and incentives payable......................... $  37,430    $  38,895
                 Accounts payable................................................       205          401
                 Deferred income.................................................     2,347        2,682
                 Accrued salary expense..........................................     3,339        2,732
                 Payable to disbursing agent.....................................     6,248        6,248
                 Other current liabilities.......................................     2,416        2,960
                                                                                  ---------    ---------
                   TOTAL CURRENT LIABILITIES.....................................    51,985       53,918
              LONG-TERM LIABILITIES..............................................       466          504
                                                                                  ---------    ---------
                   TOTAL LIABILITIES.............................................    52,451       54,422
                                                                                  ---------    ---------
              SHAREHOLDERS' EQUITY
                 Preferred stock, $.01 par value - 5,000 shares authorized,
                   2,400 shares issued and outstanding...........................        24           24
                 Common stock, $.01 par value - 40,000 shares authorized, 1994 -
                   10,088 shares and 1993 - 10,033 shares issued and outstanding.       101          100
                 Additional paid-in capital......................................   241,594      241,151
                 Accumulated deficit.............................................  (187,959)    (188,890)
                                                                                  ---------    ---------
                   TOTAL SHAREHOLDERS' EQUITY....................................    53,760       52,385
                                                                                  ---------    ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............       $ 106,211    $ 106,807
                                                                                  =========    =========
                                      See notes to consolidated financial statements.

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)


                                                                       For the three months ended March 31,
                                                                               1994          1993
                                                                             --------      --------
       OPERATING REVENUES................................................... $106,925      $109,175
                                                                             --------      --------
       OPERATING EXPENSES
          Physician services................................................   41,096        41,793
          Hospital services.................................................   32,374        35,837
          Outpatient services...............................................   16,243        14,620
          Other health care services........................................    4,227         3,276
                                                                             --------      --------
            TOTAL HEALTH CARE EXPENSES......................................   93,940        95,526

          Marketing, general and administrative expenses....................   10,420        10,234
          Depreciation and amortization.....................................      763         1,094
                                                                             --------      --------
       TOTAL OPERATING EXPENSES........................................       105,123       106,854
                                                                             --------      --------

       INCOME FROM OPERATIONS...............................................    1,802         2,321

          Investment income, net of interest expense........................      564           825
                                                                             --------      --------
       INCOME BEFORE INCOME TAXES...........................................    2,366         3,146

       INCOME TAX PROVISION.................................................       85           110
                                                                             --------      --------
       NET INCOME...........................................................    2,281         3,036

       PREFERRED STOCK DIVIDENDS............................................   (1,350)       (1,350)
                                                                             --------      --------
       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.......................... $    931      $  1,686
                                                                             ========      ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Note 1
          Net Income Available to Common Shareholders....................... $    .09      $    .16
                                                                             ========      ========

          Weighted Average Number of Common and Common Equivalent Shares
            Outstanding.....................................................   10,773        10,537
                                                                             ========      ========


                             See notes to consolidated financial statements.

                                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Amounts in thousands)
                                             (Unaudited)

                                                                       For the three months ended March 31,
                                                                                1994          1993
                                                                              --------     ---------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income........................................................ $  2,281     $  3,036
           Adjustments to reconcile net income to net cash (used for)
            provided by operating activities:
              Depreciation expense...........................................      754        1,085
              Amortization expense...........................................        9            9
              (Gain) loss on dispositions of property and equipment..........       (4)          13
              Net cash provided by (used for) changes in assets and
              liabilities:
                (Increase) decrease in accounts receivable...................   (1,791)       1,076
                (Decrease) increase in estimated claims and
                  incentives payable.........................................   (1,465)       1,938
                Changes in other miscellaneous assets and
                  liabilities................................................     (496)         270
                                                                              --------     --------
           Net cash (used for) provided by operating activities..............     (712)       7,427
                                                                              --------     --------
           CASH FLOWS FROM INVESTING ACTIVITIES:
              Dispositions of property and equipment.........................        6            2
              Purchases of property and equipment............................      (51)         (96)
              Increase in statutory deposits.................................      (27)         (76)
              Proceeds from sales of marketable securities...................   10,449        6,575
              Purchase of marketable securities..............................  (15,360)      (2,891)
              Decrease in long-term receivables..............................                     8
                                                                              --------     --------
           Net cash (used for) provided by investing activities..............   (4,983)       3,522
                                                                              --------     --------
           CASH FLOWS FROM FINANCING ACTIVITIES:
              Cash transferred to disbursing agent...........................                  (971)
              Payments on capital lease obligation...........................       (3)
              Payment of preferred stock dividends...........................   (1,350)      (1,350)
              Stock options exercised........................................      445           41
                                                                              --------     --------
           Net cash used for financing activities............................     (908)      (2,280)
                                                                              --------     --------
           Net (decrease) increase in cash and cash equivalents..............   (6,603)       8,669
           Cash and cash equivalents at beginning of period..................   38,672       21,527
                                                                              --------     --------
           Cash and cash equivalents at end of period........................ $ 32,069     $ 30,196
                                                                              ========     ========
           Supplemental disclosures of cash flow information:
              Cash paid during the period for -
                Interest..................................................... $      3     $     10
                Income taxes.................................................              $    100

           Supplemental schedule of non-cash investing and financing
              activities:
                Capital lease incurred for purchase of equipment............. $     35

                Book value of assets exchanged for assets....................              $     40
                Fair value of assets exchanged...............................                    25
                                                                                           --------
                Loss on assets exchanged.....................................              $     15
                                                                                           ========

                                    See notes to consolidated financial statements.


                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation
       ---------------------
       Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated.

       For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1993.



       Net Income Per Common and Common Equivalent Share
       -------------------------------------------------
       Primary earnings per share is computed by subtracting the preferred stock dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of common shares and common equivalent shares for stock options and warrants (when dilutive) outstanding during the period. Earnings per share assuming full dilution is reported when the assumption that the preferred stock is converted to common stock is dilutive. Earnings per share assuming full dilution is determined by dividing net income by the weighted average number of common shares and common stock equivalents for stock options and warrants (when dilutive) and for preferred stock assumed converted to common stock.

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       The Company reported net income of $2.3 million for the three months ended March 31, 1994, compared to $3.0 million for the same period in 1993. Net income per common share available to common shareholders was $.09 for the first quarter of 1994, compared to $.16 for the same quarter of 1993.

       The Company reported a 2.1% decrease in operating revenues for the three months ended March 31, 1994 from the $109.2 million reported for the same period in 1993 as a result of a 1.7% decrease in its cumulative monthly membership for these time periods ("membership"). This membership decrease was due to the anticipated decline in enrollment in the Indiana market because of a restructuring of the provider network. Excluding the first quarter Indiana membership and operating revenues, the Company's membership increased 14.4% while operating revenues increased 10.3%. The membership increase in the Company's operating plans other than Indiana is primarily a result of an increase in enrollment in the Illinois HMO and enrollment in the Company's self-funded one year pilot program that began in Louisiana in September 1993. In addition to the enrollment increases in the Illinois HMO and the self-funded program, the decrease in the 1994 first quarter Indiana operating revenues was partially offset by a Company-wide increase in average premium rates which went into effect for the January 1994 open enrollment.

       The net decrease in total membership for the first quarter of 1994 contributed to the decline in health care expenses to $93.9 million from $95.5 million for 1993. The positive impact on health care expenses as a percentage of operating revenues (the "medical loss ratio") of the self-funded program, which is a higher margin product, was offset by a 4.4% increase in health care expenses per member per month in the first quarter of 1994 as compared to the first quarter of 1993. The medical loss ratio for the first quarter of 1994 was 87.9% as compared to 87.5% for the same quarter in 1993.

       Marketing, general and administrative expenses for the first quarter of 1994 increased 1.8% to $10.4 million as compared to the first quarter of 1993, primarily because of increases in salary and related benefits and marketing expenses. These expenses as a percentage of operating revenues remain below 10.0% in spite of the decrease in operating revenues.

       Net investment income for the three months ended March 31, 1994 decreased $261,000 from $825,000 for the same period in 1993 due to the recording of gains from the sale of marketable securities during the first quarter of 1993 and reductions in market interest rates.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1994, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $24.5 million at March 31, 1994, with deposit and reserve requirements representing $13.6 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $10.9 million. The total Restricted Net Assets of $24.8 million includes the restricted cash and marketable securities for MHP and all subsidiaries. Because of the aforementioned deposit, reserve and net worth requirements, approximately $7.5 million of the $45.7 million in cash, cash equivalents and marketable securities held by subsidiaries of MHP could be considered available to transfer to MHP.

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

       Pursuant to the Reorganization Plan, the Company is required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has responded to various inquiries of the New Committee and may engage in future discussions in an attempt to resolve any disputed items. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million on this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

       In mid 1992 the Company began restructuring its provider network in the Indianapolis marketplace as a result of the termination of contract negotiations with MH Healthcare, Inc. ("MetroHealth"), a health care provider in that market. MetroHealth and the Indiana HMO have concluded arbitration of a contractual dispute and are now waiting for the arbitrator to issue his ruling (see "PART II, Item 1. Legal Proceedings - d. Other Litigation"). Based on the Pre-Hearing Statement which MetroHealth submitted to the Arbitrator and communications with MetroHealth, the Company has been advised that MetroHealth is seeking a damage award of approximately $7.9 million plus interest. In the event MetroHealth prevails in the arbitration, there may be an additional amount due to MetroHealth for the 1993 contract year. The Indiana HMO disputes MetroHealth's allegations and damages computation and has asserted a counterclaim to recover overpayments erroneously made to MetroHealth under the contract. The Company believes that the Indiana HMO has meritorious defenses and will prevail in the arbitration.

       The Company has available cash and cash equivalents sufficient to pay any awards to the creditors and MetroHealth; however, in the event the creditors are awarded the maximum potential liability on the Consolidated Net Worth Distribution and MetroHealth is awarded damages in an amount which proximates the damages MetroHealth contends it is entitled to, and such award is upheld on review, the awards could have a material adverse effect on the liquidity of the Company.

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

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1993 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

       b. CLASS ACTION LITIGATION

       On May 4, 1988 a class action complaint alleging various violations of Federal and State securities laws was filed by Murray Zucker as the representative of the class (Murray Zucker, et al. v. Maxicare Health Plans, Inc., et al. (United States District Court, Central District of CA) (Case No. 88 02499 LEW (TX)) (the "Zucker Action"). The Company and certain named defendants have entered into a settlement agreement with the class plaintiffs in the Zucker Action which was approved by the United States District Court for the Central District of California ("District Court").

       On May 2, 1994, the District Court entered an order approving a settlement between the non-settling defendant investment bankers ("Investment Bankers") and the representative of the class action plaintiffs in the Zucker Action. Under the order approving the settlement, the Investment Bankers are prohibited from prosecuting an appeal of the District Court's order which excluded them from membership in the class. As a result of the settlement with the Investment Bankers, the District Court's order approving the separate settlement between the settling defendants and the class has become a final non-appealable order. Accordingly, the Company will no longer be reporting on the Zucker Action.

       c. PENN HEALTH

       As previously reported, on February 24, 1994, the Bankruptcy Court entered an order granting Penn Health Corporation's ("Penn Health") remand motion (the "Order"), which requested that the Bankruptcy Court determine that the Commonwealth of Pennsylvania Department of Public Welfare ("DPW") waived its sovereign immunity by asserting an offset against Penn Health. The DPW has appealed the order to the United States Bankruptcy Appellate Panel of the Ninth Circuit ("BAP") and filed a motion with the BAP requesting leave to pursue an interlocutory appeal of the Order. The BAP has not ruled on the motion and both the motion and the appeal of the Order remain pending before the BAP.

       On February 27, 1991 the Company filed a Verified Petition against the DPW with the Pennsylvania Board of Claims seeking damages in excess of $24 million (the "Board Action"). The parties are currently engaged in discovery in the Board Action.

       d. OTHER LITIGATION

       As previously reported, on March 12, 1993, MH Healthcare, Affiliate of Methodist Hospital of Indiana, Inc., ("MH") submitted a demand to the American Arbitration Association for arbitration of a contractual dispute between MH and Maxicare Indiana, Inc. ("Indiana"), concerning interpretation of the provisions of a Master Agreement dated February 8, 1988, as subsequently amended, by and among the Company, Indiana and MH (the "Dispute"). Arbitration of the Dispute has been concluded and the parties are now waiting for the arbitrator to issue his ruling. The Company believes that Indiana has meritorious defenses in the Dispute and that Indiana will prevail in the arbitration.

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


       Item 2:  Change in Securities
                --------------------

                None


       Item 3:  Defaults Upon Senior Securities
                -------------------------------

                None


       Item 4:  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

       On January 28, 1994, the Company held its 1993 Annual Meeting of the Stockholders for the purpose of electing three directors to the Board. Thomas W. Field, Jr., Alan S. Manne and Peter J. Ratican were elected as directors at the meeting, to serve for a period of three years and until their successors are duly qualified and elected. Of the 11,101,743 votes cast on this matter; (i) 11,026,405 were cast for the election of Mr. Field and a total of 75,338 withheld a vote; (ii) 11,025,964 were cast for the election of Mr. Manne and a total of 75,779 withheld a vote; and (iii) 11,026,383 were cast for the election of Mr. Ratican and a total of 75,360 withheld a vote. Following the meeting, Claude S. Brinegar, Florence F. Courtright, Eugene L. Froelich and Charles E. Lewis continued to serve as directors of the Company.

       Item 5:  Other Information
                -----------------

                None


       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

       (a)  Exhibits
            --------

            None

       (b)  Reports on Form 8-K
            -------------------

            None

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MAXICARE HEALTH PLANS, INC.
                                     ---------------------------
                                            (Registrant)


                                      /s/ EUGENE L. FROELICH
                                      ---------------------------
       May 10, 1994                       Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration