Form 10-Q
period 1994-06-30
MAXICARE HEALTH PLANS INC
filed 1994-08-09
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       Commission file number: 0-12024
                               -------

                       MAXICARE HEALTH PLANS, INC.
       ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Delaware                                 95-3615709
       ------------------------------            -------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


       1149 South Broadway Street, Los Angeles, California      90015
       ---------------------------------------------------   ----------
       (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code   (213) 765-2000
                                                           ---------------

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


                         Yes   [ X ]   No   [   ]

       Common Stock, $.01 par value - 10,534,872 shares outstanding as of August 5, 1994, of which 811,911 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------

       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)

                                                                     June 30,     December 31,
                                                                       1994          1993
                                                                    -----------  ------------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  35,678    $  38,672
         Marketable securities.....................................    29,363       19,448
         Accounts receivable, net..................................    18,926       19,174
         Deferred tax asset.......................................      6,000        6,000
         Prepaid expenses..........................................     3,500        3,717
         Other current assets......................................       293          406
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................    93,760       87,417
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,466        5,466
         Furniture and equipment...................................    29,690       36,878
                                                                    ---------    ---------
                                                                       35,156       42,344
           Less accumulated depreciation and amortization..........    31,988       38,715
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     3,168        3,629
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,004        2,004
         Statutory deposits........................................    10,264       13,610
         Intangible assets, net....................................       178          147
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    12,446       15,761
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 109,374    $ 106,807
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  39,612    $  38,895
         Accounts payable..........................................       268          401
         Deferred income...........................................       963        2,682
         Accrued salary expense....................................     2,950        2,732
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     6,174        2,960
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    56,215       53,918

       LONG-TERM LIABILITIES.......................................       804          504
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    57,019       54,422
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares authorized,
           2,400 shares issued and outstanding.....................        24           24
         Common stock, $.01 par value - 40,000 shares authorized,
           1994 - 10,094 shares and 1993 - 10,033 shares issued
           and outstanding.........................................       101          100
         Additional paid-in capital................................   241,665      241,151
         Accumulated deficit.......................................  (189,435)    (188,890)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    52,355       52,385
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 109,374    $ 106,807
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

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)



                                                                                For the three        For the six
                                                                                months ended         months ended
                                                                                  June 30,             June 30,
                                                                             ------------------   ------------------
                                                                               1994      1993       1994      1993
                                                                             --------  --------   --------  --------
       OPERATING REVENUES................................................... $106,996  $109,897   $213,921  $219,072
                                                                             --------  --------   --------  --------
       OPERATING EXPENSES
          Physician services................................................   42,667    42,566     83,763    84,359
          Hospital services.................................................   31,652    35,744     64,026    71,581
          Outpatient services...............................................   15,746    15,010     31,989    29,630
          Other health care services........................................    3,831     3,253      8,058     6,529
                                                                             --------  --------   --------  --------
            TOTAL HEALTH CARE EXPENSES......................................   93,896    96,573    187,836   192,099

          Marketing, general and administrative expenses....................   10,255    10,257     20,675    20,491
          Depreciation and amortization.....................................      545     1,055      1,308     2,149
          Litigation expense - Note 2.......................................    3,000                3,000
                                                                             --------  --------   --------  --------
            TOTAL OPERATING EXPENSES........................................  107,696   107,885    212,819   214,739
                                                                             --------  --------   --------  --------
       INCOME (LOSS) FROM OPERATIONS........................................     (700)    2,012      1,102     4,333

          Investment income, net of interest expense........................      673       679      1,237     1,504
                                                                             --------  --------   --------  --------
       INCOME (LOSS) BEFORE INCOME TAXES....................................      (27)    2,691      2,339     5,837

       INCOME TAX PROVISION.................................................       99       126        184       236
                                                                             --------  --------   --------  --------
       NET INCOME (LOSS)....................................................     (126)    2,565      2,155     5,601

       PREFERRED STOCK DIVIDENDS............................................    1,350     1,350      2,700     2,700
                                                                             --------  --------   --------  --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS................... $ (1,476) $  1,215   $   (545) $  2,901
                                                                             ========  ========   ========  ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Note 1

          Net Income (Loss) Available to Common Shareholders................ $   (.14) $    .12   $   (.05) $    .28
                                                                             ========  ========   ========  ========

       Weighted average number of common and common equivalent shares
         outstanding........................................................   10,835    10,423     10,802    10,480






                             See notes to consolidated financial statements.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)


                                                                      For the six months ended June 30,
                                                                           1994                1993
                                                                         --------            --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................... $  2,155            $  5,601
       Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation expense...........................................    1,288               2,133
         Amortization expense...........................................       20                  16
         (Gain) loss on dispositions of property and equipment..........       (3)                 22
         Net cash provided by (used for) changes in assets and
         liabilities:
           Decrease in accounts receivable..............................      248                 683
           Increase (decrease) in estimated claims and incentives
             payable....................................................      717              (1,226)
           Changes in other miscellaneous assets and
           liabilities..................................................    1,537              (1,449)
                                                                         --------            --------
       Net cash provided by operating activities........................    5,962               5,780
                                                                         --------            --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................        7                   3
         Purchases of property and equipment............................     (189)               (149)
         Decrease (increase) in statutory deposits......................    3,346                (480)
         Proceeds from sales of marketable securities...................   29,284              15,705
         Purchase of marketable securities..............................  (39,199)            (11,748)
         Decrease in long-term receivables..............................                           16
                                                                         --------            --------
       Net cash (used for) provided by investing activities.............   (6,751)              3,347
                                                                         --------            --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash transferred to disbursing agent...........................                         (971)
         Payments on capital lease obligations..........................      (20)               (187)
         Payment of preferred stock dividends...........................   (2,700)             (2,700)
         Stock options exercised........................................      463                  55
         Warrants exercised.............................................       52
                                                                         --------            --------
       Net cash used for financing activities...........................   (2,205)             (3,803)
                                                                         --------            --------
       Net (decrease) increase in cash and cash equivalents.............   (2,994)              5,324
       Cash and cash equivalents at beginning of period.................   38,672              21,527
                                                                         --------            --------
       Cash and cash equivalents at end of period....................... $ 35,678            $ 26,851
                                                                         ========            ========
       Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest..................................................... $      7            $     21
           Income taxes.................................................                     $    284

       Supplemental schedule of non-cash investing and financing
         activities:
           Capital lease incurred for purchase of property
             and equipment and intangible assets........................ $    658
           Book value of assets exchanged for assets....................                     $     40
           Fair value of assets exchanged...............................                          (25)
                                                                                             --------
           Loss on assets exchanged.....................................                     $     15
                                                                                             ========

           Liability incurred for purchase of property and equipment....                     $    255



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

       Net Income (Loss) Per Common and Common Equivalent Share
       --------------------------------------------------------

       Primary earnings per share is computed by adjusting the net income (loss) by the preferred stock dividends in order to determine net income (loss) attributable to common shareholders. This amount is then divided by the weighted average number of common shares and common equivalent shares for stock options and warrants (when dilutive) outstanding during the period. Earnings per share assuming full dilution is reported when the assumption that the preferred stock is converted to common stock is dilutive. Earnings per share assuming full dilution is determined by dividing net income (loss) by the weighted average number of common shares and common stock equivalents for stock options and warrants (when dilutive) and for preferred stock assumed converted to common stock.

       NOTE 2 - LITIGATION EXPENSE:

       A $3.0 million litigation charge was recorded in the second quarter of 1994 as a result of a judgment awarding financing fees and accrued interest to the plaintiff in Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") vs. Maxicare Health Plans, Inc. The DLJ claim was for breach of contract and unjust enrichment by the Company arising out of an engagement letter entered into between DLJ and the Company in 1991 for DLJ's assistance in arranging for a private placement of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Stock") which was issued in 1992. The Company is appealing the judgment and believes it has meritorious defenses and counterclaims against DLJ in this matter, but has accrued the liability pending a final ruling.

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       The Company reported a net loss of $126,000 for the three months ended June 30, 1994 compared to $2.6 million in net income for the same period of 1993. Net loss per common share available to common shareholders was $.14 for the second quarter of 1994 compared to net income per common share available to common shareholders of $.12 for the second quarter of 1993. Excluding a $3.0 million litigation charge, the Company would have reported net income of $2.9 million for the three months ended June 30, 1994 and net income per common share available to common shareholders of $.14.

       The litigation charge was recorded in the second quarter of 1994 as a result of a judgment awarding additional financing fees and accrued interest in connection with the Company's Series A Stock offering (see "PART II, Item 1. Legal Proceedings - d. Donaldson, Lufkin and Jenrette Securities Corporation"). The Company is appealing the judgment and believes it has meritorious defenses and counterclaims in this matter, but has accrued the liability pending a final ruling.

       The Company reported $107.0 million in operating revenues for the three months ended June 30, 1994 as compared to $109.9 million reported for the same period in 1993. This decline is primarily due to a 1.7% decrease in cumulative monthly membership for these time periods attributable to the expected decline in membership in the Indiana HMO because of a restructuring of the provider network partially offset by membership increases in the Illinois HMO and Louisiana self-funded one year pilot program which began in September 1993. Second quarter 1994 operating revenues were also favorably impacted by modest Company-wide premium rate increases which went into effect for the January 1994 open enrollment period.

       Health care expenses for the second quarter of 1994 decreased to $93.9 million from $96.6 million for 1993. This decrease in health care expenses resulted from the aforementioned decline in membership. The positive impact on health care expenses as a percentage of operating revenues (the "medical loss ratio") of the self-funded program, which is a higher margin product, was partially offset by a 3.5% increase in health care expenses per member per month on the Company's other products resulting in a medical loss ratio of 87.8% for the three months ended June 30, 1994 as compared to 87.9% for the same period in 1993.

       Marketing, general and administrative expenses for the second quarter of 1994 remained constant with that of the second quarter of 1993 at $10.3 million. For both periods these expenses as a percentage of operating revenues remain below 10%. Depreciation and amortization expenses of $500,000 for the second quarter of 1994 decreased by $500,000 as compared to the same period in 1993.

       For the six months ended June 30, 1994, the Company reported net income of $2.2 million as compared to $5.6 million for the same period in 1993. This $3.4 million decrease is primarily due to the second quarter litigation charge and a 1.9% decline in membership partially offset by a reduction in depreciation and amortization expenses. As set forth above, the positive impact of the self-funded program on the medical loss ratio was partially offset by a 4.2% increase in health care expenses per member per month on the Company's other products resulting in a medical loss ratio of 87.8% for the six months ended June 30, 1994 as compared to 87.7% for the same period in 1993. Excluding the $3.0 million litigation charge, the Company would have reported net income of $5.2 million and net income per share available to common shareholders of $.23.

       In comparing the second quarter to the first quarter of 1994 and excluding the litigation charge, the Company reported a $600,000 increase in net income as a result of slight increases to the gross margin and investment income as well as expense reductions in marketing, general and administrative and depreciation and amortization. Net income per common share available to common shareholders was $.14 for the second quarter of 1994, excluding the $3.0 million litigation charge, as compared to $.09 for the first quarter of 1994.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1994, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $22.5 million at June 30, 1994, with deposit and reserve requirements representing $10.1 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $12.4 million. The total Restricted Net Assets of $22.7 million includes the restricted cash and marketable securities for MHP and all subsidiaries. Because of the aforementioned deposit, reserve and net worth requirements, approximately $11.8 million of the $52.1 million in cash, cash equivalents and marketable securities held by subsidiaries of MHP could be considered available to transfer to MHP.

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

       Pursuant to the Company's plan of reorganization (the "Reorganization Plan"), the Company is required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has responded to various inquiries of the New Committee and may engage in future discussions in an attempt to resolve any disputed items. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million on this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

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

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "PART I, Item 3. Legal Proceedings" of the Company's 1993 Annual Report on Form 10-K and "PART II, Item 1. Legal Proceedings" of the Company's March 31, 1994 Quarterly Report on Form 10-Q is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

       a. JURISDICTIONAL CHALLENGES AND APPEALS TO THE CHAPTER 11
          REORGANIZATION PROCEEDINGS

       On July 9, 1992, the United States District Court for the Central District of California ("District Court") entered its Ruling on Appeal (the "Ruling") and held that Maxicare Health Insurance Company ("MHIC") is a domestic insurance company under Wisconsin law and not eligible for relief under the Bankruptcy Code. The Company's appeal of the Ruling and of the District Court's denial of the Company's and MHIC's motion for rehearing (the "Appeal") is pending before the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals").

       The Company and the State of Wisconsin have executed a definitive settlement agreement dated June 17, 1994 (the "Agreement"). Pursuant to the Agreement, a reorganization plan providing for the reorganization of MHIC in accordance with Wisconsin law (the "State Plan") was submitted by the State of Wisconsin for approval by the Wisconsin State Court, without prejudice to MHIC or the Company's rights to contest the Wisconsin State Court's jurisdiction or to pursue the Appeal. The State Plan provides for MHIC's reorganization only with respect to liabilities which arose on or before March 15, 1989 on fundamentally the same terms and conditions as, and is consistent with, the Reorganization Plan confirmed by the Bankruptcy Court. Under the State Plan creditors holding claims that were allowed in MHIC's bankruptcy proceeding pertaining to liabilities which arose on or before March 15, 1989 ("MHIC Creditors") will retain the distributions made to them under the Reorganization Plan and will continue to receive the distributions which would otherwise have been made to them pursuant to the Reorganization Plan. Future distributions to MHIC Creditors due under the State Plan will be made from the separate Reorganization Plan assets allocated for the satisfaction of creditors' bankruptcy claims and not from MHIC's or the Company's post bankruptcy assets or operations. The State Plan does not affect MHIC's ongoing business operations or its ability to conduct business, write new business or renew old business. When the order terminating the state court reorganization becomes final and nonappealable, MHIC, the Company, and the State of Wisconsin will file a stipulation with the Court of Appeals dismissing the Appeal and MHIC will move the Bankruptcy Court to dismiss MHIC's bankruptcy case.

       The Agreement was approved by the Bankruptcy Court at a hearing held on July 21, 1994. Approval and confirmation of the State Plan was not opposed or contested by MHIC's creditors or any interested party. Accordingly, on July 22, 1994 the Wisconsin State Court entered orders approving and confirming the State Plan and terminating MHIC's reorganization proceedings. Implementation and consummation of the Agreement will have no material adverse impact on the Company's business and its operations.

       b. CLASS ACTION LITIGATIONS

       On May 4, 1988, a class action complaint alleging violations of federal and state securities laws was filed by Murray Zucker on behalf of himself and other Company shareholders in the United States District Court for the Central District of California ("District Court"). Murray Zucker, et al v. Maxicare Health Plans, Inc., et al. (United States District Court, Central District of CA) (Case No. 88 02499 LEW (TX)) (the "Zucker Action"). The Company and certain of its current and former directors and officers who are named defendants entered into a settlement agreement with respect to all of the claims asserted in the Zucker Action. Amounts required to be paid under the settlement agreement have been funded entirely by the Company's directors and officers insurance policy with First State Insurance Company. The settlement agreement has been approved by the District Court, the Bankruptcy Court and the class members.

       The District Court's order:(i) approving the settlement between the Company and certain of its current and former directors and officers on the one  side  and  the  class action plaintiffs on the other side; (ii) precluding the non-settling defendants from seeking indemnification or contribution from the settling defendants; and (iii) excluding the investment banker defendants from membership in the settling class has become a final and nonappealable order. Accordingly, the Company will no longer be reporting on this matter.

       c. PENN HEALTH

       On February 27, 1991 the Company filed a petition against the Commonwealth of Pennsylvania, Department of Public Welfare ("DPW") with the Pennsylvania Board of Claims (the "Board") seeking damages in excess of $24 million (the "Verified Claim"). The trial before the Board of contractual issues pertaining to DPW's liability to Penn Health Corporation ("Penn Health") on the Verified Claim and Penn Health's liability to DPW on DPW's counterclaim concluded on July 25, 1994. The parties will be submitting post trial briefs to the Board on issues of contractual liability.

       The Company believes that it has meritorious defenses to DPW's counterclaim and any recovery by DPW will not have a material adverse impact on the Company's business or operations. A trial to determine damages has been scheduled by the Board to commence on December 12, 1994.

       DPW has appealed the Bankruptcy Court's determination that DPW waived its sovereign immunity by asserting an offset against Penn Health, to the Ninth Circuit Bankruptcy Appellate Panel (the "BAP"). The parties have filed a stipulation with the BAP staying the appeal and deferring the filing of briefs in connection with the appeal until after the Board issues its ruling on whether DPW is liable to Penn Health.

       d. DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION

       On May 4, 1992, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") commenced an action in the Supreme Court of the state of New York, located in New York County. In the complaint, DLJ asserted claims for breach of contract and unjust enrichment by the Company arising out of an alleged engagement letter entered into between DLJ and the Company on or about August 8, 1991. The engagement contemplated DLJ's assistance in arranging a private placement of the Company's securities. This engagement was subsequently terminated by the Company because the Company believed that DLJ had materially breached its obligations to the Company. The Company subsequently engaged Smith Barney, Harris Upham & Co., to assist in the private placement financing and the Company subsequently entered into agreements for and consummated the sale of $60 million of Series A Stock. In the complaint, DLJ sought payment of approximately $2.4 million for a commission DLJ contended was due and $41,000 in out-of-pocket expenses, together with interest and other costs as a result of the sale of the Series A Stock.

       On June 19, 1992, the Company served an answer to DLJ's complaint denying that any amounts were due to DLJ and filed counterclaims asserting misrepresentation by DLJ and, in the event the Court determined that there was an enforceable contract between the Company and DLJ, a separate counterclaim for breach of contract. DLJ filed a motion in limine with the Court requesting that the Court preclude the Company from introducing evidence on DLJ's conduct on the grounds that the indemnification provision of the purported engagement letter operated as a release by the Company of its claims against DLJ. The Court ruled in DLJ's favor and dismissed the Company's counterclaims. The Court entered a judgment which awarded DLJ damages, interest and costs of approximately $3.0 million.

       The  Company  is  appealing  the   judgment  and  believes  it  has
       meritorious defenses and counterclaims against DLJ in this matter, but has accrued the liability pending a final ruling.

       e. OTHER LITIGATION

       On March 12, 1993, MH Healthcare, Affiliate of Methodist Hospital of Indiana, Inc. ("MH") submitted a demand to the American Arbitration Association for the arbitration of a contractual dispute between MH and Maxicare Indiana, Inc. concerning interpretation of the provisions of a Master Agreement dated February 8, 1994 between the parties. The arbitrator awarded MH approximately $260,000 of damages on ancillary issues in a ruling dated June 3, 1994, but denied MH's major claim for $7.9 million of damages ruling that MH's approach to calculating the amounts due to MH was not a correct interpretation of the Master Agreement. The arbitrator's award does not have a material adverse effect on the Company's business and operations. The Company will no longer be reporting on this matter.

       Item 2:  Change in Securities
                --------------------

                None.

       Item 3:  Defaults Upon Senior Securities
                -------------------------------

                None.

       Item 4:  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None.

       Item 5:  Other Information
                -----------------

                None.

       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

                (a)  Exhibits
                     --------

                     None.

                (b)  Reports on Form 8-K
                     -------------------

                     None.

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



                                     MAXICARE HEALTH PLANS, INC.
                                     ---------------------------
                                            (Registrant)


       August 9, 1994                 /s/ EUGENE L. FROELICH
                                      ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration