Form 10-Q
period 1994-09-30
MAXICARE HEALTH PLANS INC
filed 1994-11-04
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     Form 10-Q



        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or

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


                          Yes   [ X ]   No   [   ]

        Common Stock, $.01 par value - 10,829,607 shares outstanding as of November 2, 1994, of which 790,964 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

        PART I: FINANCIAL INFORMATION
                ---------------------
        Item 1: Financial Statements
                --------------------

             MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except par value)

                                                                     September 30,  December 31,
                                                                        1994           1993
                                                                     ----------     ---------
        CURRENT ASSETS                                               (Unaudited)
          Cash and cash equivalents................................. $  31,121      $  38,672
          Marketable securities.....................................    45,142         19,448
          Accounts receivable, net..................................    17,843         19,174
          Deferred tax asset........................................     6,000          6,000
          Prepaid expenses..........................................     2,861          3,717
          Other current assets......................................       300            406
                                                                     ---------      ---------
            TOTAL CURRENT ASSETS....................................   103,267         87,417
                                                                     ---------      ---------
        PROPERTY AND EQUIPMENT
          Leasehold improvements....................................     5,466          5,466
          Furniture and equipment...................................    27,100         36,878
                                                                     ---------      ---------
                                                                        32,566         42,344
            Less accumulated depreciation and amortization..........    29,748         38,715
                                                                     ---------      ---------
            NET PROPERTY AND EQUIPMENT..............................     2,818          3,629
                                                                     ---------      ---------

        LONG-TERM ASSETS
          Long-term receivables.....................................     2,004          2,004
          Statutory deposits........................................    10,256         13,610
          Intangible assets, net....................................       174            147
                                                                     ---------      ---------
            TOTAL LONG-TERM ASSETS..................................    12,434         15,761
                                                                     ---------      ---------
            TOTAL ASSETS............................................ $ 118,519      $ 106,807
                                                                     =========      =========

        CURRENT LIABILITIES
          Estimated claims and incentives payable................... $  40,810      $  38,895
          Accounts payable..........................................       309            401
          Deferred income...........................................     3,097          2,682
          Accrued salary expense....................................     2,321          2,732
          Payable to disbursing agent...............................     6,248          6,248
          Other current liabilities.................................     6,475          2,960
                                                                     ---------      ---------
            TOTAL CURRENT LIABILITIES...............................    59,260         53,918

        LONG-TERM LIABILITIES.......................................       955            504
                                                                     ---------      ---------
            TOTAL LIABILITIES.......................................    60,215         54,422
                                                                     ---------      ---------
        SHAREHOLDERS' EQUITY
          Preferred stock, $.01 par value - 5,000 shares authorized,
            1994 - 2,290 shares and 1993 - 2,400 shares issued and
            outstanding.............................................        23             24
          Common stock, $.01 par value - 40,000 shares authorized,
            1994 - 10,818 shares and 1993 - 10,033 shares issued and
            outstanding.............................................       108            100
          Additional paid-in capital................................   245,797        241,151
          Accumulated deficit.......................................  (187,624)      (188,890)
                                                                     ---------      ---------
            TOTAL SHAREHOLDERS' EQUITY..............................    58,304         52,385
                                                                     ---------      ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 118,519      $ 106,807
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

                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                                                                 For the three        For the nine
                                                                                 months ended         months ended
                                                                                 September 30,        September 30,
                                                                              ------------------   ------------------
                                                                                1994      1993       1994      1993
                                                                              --------  --------   --------  --------
        OPERATING REVENUES................................................... $108,301  $108,986   $322,222  $328,058
                                                                              --------  --------   --------  --------
        OPERATING EXPENSES
           Physician services................................................   43,452    42,598    127,215   126,957
           Hospital services.................................................   32,076    39,745     96,102   111,326
           Outpatient services...............................................   15,714    16,608     47,703    46,238
           Other health care services........................................    3,953     4,207     12,011    10,736
                                                                              --------  --------   --------  --------
             TOTAL HEALTH CARE EXPENSES - Note 2.............................   95,195   103,158    283,031   295,257

           Marketing, general and administrative expenses....................   10,371    10,130     31,046    30,621
           Depreciation and amortization.....................................      439     1,033      1,747     3,182
           Litigation expense - Note 3.......................................                         3,000
                                                                              --------  --------   --------  --------

             TOTAL OPERATING EXPENSES........................................  106,005   114,321    318,824   329,060
                                                                              --------  --------   --------  --------
        INCOME (LOSS) FROM OPERATIONS........................................    2,296    (5,335)     3,398    (1,002)

           Investment income, net of interest expense........................      893       570      2,130     2,074
                                                                              --------  --------   --------  --------

        INCOME (LOSS) BEFORE INCOME TAXES....................................    3,189    (4,765)     5,528     1,072

        INCOME TAX BENEFIT (PROVISION).......................................      (86)       76       (270)     (160)
                                                                              --------  --------   --------  --------

        NET INCOME (LOSS)....................................................    3,103    (4,689)     5,258       912

        PREFERRED STOCK DIVIDENDS............................................   (1,292)   (1,350)    (3,992)   (4,050)
                                                                              --------  --------   --------  --------

        NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS................... $  1,811  $ (6,039)  $  1,266  $ (3,138)
                                                                              ========  ========   ========  ========

        NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Note 1
           Net Income (Loss) Available to Common Shareholders................ $    .16  $  (0.60)  $    .12  $  (0.31)
                                                                              ========  ========   ========  ========

        Weighted average number of common and common equivalent
           shares outstanding - Note 1.......................................   11,116    10,023     10,906    10,022
                                                                              ========  ========   ========  ========



                              See notes to consolidated financial statements.

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                       For the nine months ended September 30,
                                                                            1994                 1993
                                                                          --------            ---------
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income....................................................... $  5,258            $    912
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation expense...........................................    1,717               3,161
          Amortization expense...........................................       30                  21
          (Gain) loss on dispositions of property and equipment..........      (10)                 22
          Net cash provided by (used for) changes in assets and
          liabilities:
            Decrease in accounts receivable..............................    1,331               2,382
            Increase in estimated claims and incentives payable..........    1,915               7,359
            Changes in other miscellaneous assets and
              liabilities................................................    4,219              (2,587)
                                                                          --------            --------

        Net cash provided by operating activities........................   14,460              11,270
                                                                          --------            --------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Dispositions of property and equipment.........................       14                   3
          Purchases of property and equipment............................     (268)               (427)
          Decrease (increase) in statutory deposits......................    3,354                (559)
          Proceeds from sales of marketable securities...................   42,022              22,750
          Purchases of marketable securities.............................  (67,716)            (17,815)
          Decrease in long-term receivables..............................                           24
                                                                          --------            --------

        Net cash (used for) provided by investing activities.............  (22,594)              3,976
                                                                          --------            --------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash transferred to disbursing agent...........................                         (971)
          Payments on capital lease obligations..........................      (78)               (314)
          Payment of preferred stock dividends...........................   (3,992)             (4,050)
          Stock options exercised........................................      460                  55
          Warrants exercised.............................................    4,193
                                                                          --------            --------

        Net cash provided by (used for) financing activities.............      583              (5,280)
                                                                          --------            --------
        Net (decrease) increase in cash and cash equivalents.............   (7,551)              9,966
        Cash and cash equivalents at beginning of period.................   38,672              21,527
                                                                          --------            --------

        Cash and cash equivalents at end of period....................... $ 31,121            $ 31,493
                                                                          ========            ========
        Supplemental disclosures of cash flow information:
          Cash paid during the period for -
            Interest..................................................... $     21            $     26
            Income taxes................................................. $     66            $    284

        Supplemental schedule of non-cash investing and financing
          activities:
          Capital leases incurred for purchase of property and equipment
            and intangible assets........................................ $    658
            Book value of assets exchanged for assets....................                     $     40
            Fair value of assets exchanged...............................                          (25)
                                                                                              --------
            Loss on assets exchanged.....................................                     $     15
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

                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation
        ---------------------

        Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated. Certain amounts for 1993 have been reclassified to conform to the 1994 presentation.

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

        Net Income (Loss) Per Common and Common Equivalent Share
        --------------------------------------------------------

        Primary earnings per share is computed by first subtracting the preferred stock dividends from net income (loss) to determine net income (loss) attributable to common shareholders. This amount is then divided by the weighted average number of common shares and common equivalent shares for stock options and warrants (when dilutive) outstanding during the period. Earnings per share assuming full dilution is reported when the assumption that the preferred stock is converted to common stock is dilutive.
        Earnings  per  share  assuming  full  dilution  is  determined by dividing net income (loss) by the weighted average number of common shares and common stock equivalents for stock options and warrants (when dilutive) and for preferred stock assumed converted to common stock.


        NOTE 2 - HEALTH CARE EXPENSES:

        Total health care expenses for the three and nine month periods ended September 30, 1994 were $95.2 million and $283.0 million, respectively. Total health care expenses for the three and nine month periods ended September 30, 1993 include a one-time charge of $7.0 million for actual and projected health care costs, not previously anticipated, primarily resulting from changes in the Indiana marketplace. This charge resulted from the restructuring of relationships among the Company and its health care providers as well as unanticipated increases in high cost health care procedures. The provider network restructuring which began in mid 1992 was substantially completed in the first quarter of 1994. Prior estimates of health care costs have accordingly been adversely affected by these market conditions and structural changes.

        NOTE 3 - LITIGATION EXPENSE:

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

        Item 2:  Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations
                 -----------------------------------

        Results of Operations

        The Company reported net income of $3.1 million for the three months ended September 30, 1994, compared to a net loss of $4.7 million for the same period in 1993. Net income per common share available to common shareholders was $.16 for the third quarter of 1994, compared to a net loss per common share of $.60 for the same quarter in 1993.

        The Company's revenues for the three months ended September 30, 1994 declined slightly to $108.3 million from $109.0 million for the same period in 1993. This decrease is a result of a 19% decrease in revenues of the Company's Indiana HMO partially offset by a 9% increase in revenues in the other operating plans. The decline in the revenues of the Indiana HMO is due to a 26% decrease in membership, resulting from the restructuring of the Indiana provider network, partially offset by a 9% increase in premium revenue per member per month. The Company's overall membership decreased only 2%, quarter to quarter, because the other operating plans' membership increased 9%.

        Health care expenses for the third quarter of 1994 decreased to $95.2 million from $103.2 million for 1993. Health care expenses as a percentage of operating revenues (the "medical loss ratio") was 87.9% for the three months ended September 30, 1994 as compared to 94.7% for the same period in 1993. This decrease resulted from the decline in membership in Indiana and a $7.0 million one-time charge recorded in the third quarter of 1993. The 1994 third quarter medical loss ratio for the Indiana plan decreased 10.4% and the medical loss ratio for the other operating plans decreased 4.7% as compared to the 1993 third quarter.

        Depreciation and amortization expense for the three months ended September 30, 1994 decreased $594,000 to $439,000, as compared to the same period in 1993, because of the expiration of capital leases and certain equipment that became fully depreciated in the first quarter of 1994.

        Net investment income for the third quarter of 1994 increased to $893,000 from $570,000 in the third quarter of 1993. This was due to higher interest rates and greater cash balances attributable to both the results of operations and the $4.2 million in net proceeds from the exercise of outstanding warrants of the Company's common stock in July 1994. In June, 1994 the Company issued a redemption notice on all 555,555 warrants outstanding. Warrantholders who wished to exercise their warrants had to do so by July 29, 1994. Any warrantholder who did not exercise their warrants was entitled to receive the redemption price of $.05 per warrant. A total of 420,178 warrants were exercised as a result of this notice.

        For the nine months ended September 30, 1994, the Company reported net income of $5.3 million as compared to $912,000 for the same period in 1993. This $4.3 million increase is primarily due to the $7.0 million one-time charge recorded in 1993 partially offset by a $3.0 million litigation charge recorded in the second quarter of 1994.

        Liquidity and Capital Resources

        Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP in the form of a dividend or loan. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1994, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $19.2 million at September 30, 1994, with deposit and reserve requirements representing $10.3 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $8.9 million. The Company's total Restricted Net Assets at September 30, 1994 was $19.5 million. In addition to the $18.1 million in cash, cash equivalents and marketable securities held by MHP, approximately $15.4 million could be considered available to transfer to MHP from operating subsidiaries.

        All of MHP's operating subsidiaries are direct subsidiaries of MHP. All of the Company's HMOs are federally qualified, and, with the exception of the Company's South Carolina HMO, all of the Company's operating HMOs are licensed by pertinent state authorities. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity to operate as a licensed HMO in the state of South Carolina. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. The Company can not predict at this time the required capital infusion, if any, which may result from the separate licensing of the South Carolina HMO in the state of South Carolina or operating it as a division of one of the Company's operating HMOs. If infusion of additional cash resources is required to ensure compliance with statutory deposit and net worth requirements, the Company does not believe such an infusion will have a material adverse effect on its operations taken as a whole.

        The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
        Company believes that for the foreseeable future, it will have sufficient resources to fund ongoing operations, meet the final preferred stock dividend requirement of $.56 per share accruing December 31, 1994 annually and remain in compliance with statutory financial requirements.

        Pursuant to the Company's plan of reorganization (the "Reorganization Plan"), the Company is required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million on this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

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

        PART II: OTHER INFORMATION
                 -----------------
        Item 1:  Legal Proceedings
                 -----------------

        The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1993 Annual Report on Form 10-K and "Part II,
        Item 1. Legal Proceedings" of the Company's Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994 are hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.


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

        The Company and the State of Wisconsin executed a definitive settlement agreement dated June 17, 1994 (the "Agreement"). In accordance with the Agreement, a reorganization plan providing for the reorganization of MHIC on fundamentally the same terms and conditions as the Reorganization Plan confirmed by the Bankruptcy Court, with respect to liabilities which arose on or before March 15, 1989, was submitted by the State of Wisconsin for approval by the Wisconsin State Court. On July 22, 1994 the Wisconsin State Court entered orders approving and confirming the state court reorganization plan and terminating the reorganization proceedings (the "Termination Orders"). On August 12, 1994 the Bankruptcy Court entered an order approving the Agreement (the "Approval Order"). No creditor or party in interest has appealed the Termination Orders or the Approval Order which have become final and nonappealable.

        On October 11, 1994 the District Court entered an order approving a stipulation between the Company, MHIC and the State of Wisconsin withdrawing the Company's and MHIC's motion to stay the Ruling while the Ruling is on appeal. As required by the Agreement, the parties will shortly file a stipulation with the Court of Appeals dismissing the Appeal. Following entry of an order approving the stipulation dismissing the Appeal MHIC will move the Bankruptcy Court for an order dismissing its bankruptcy case.

        The Agreement will be fully implemented and consummated following dismissal of the Appeal and MHIC's bankruptcy case. Implementation and consummation of the Agreement will have no material adverse impact on the Company's business and its operations.

        c.  PENN HEALTH

        On February 27, 1991 the Company filed a petition against the Commonwealth of Pennsylvania, Department of Public Welfare ("DPW") with the Pennsylvania Board of Claims (the "Board") seeking damages in excess of $24 million (the "Verified Claim"). The trial before the Board of contractual issues pertaining to DPW's liability to Penn Health Corporation ("Penn Health") on the Verified Claim and Penn Health's liability to DPW on DPW's counterclaim concluded on July 25, 1994. The parties are presently engaged in the preparation and submission of post trial briefs to the Board on issues of contractual liability.

        The Company believes that it has meritorious defenses to DPW's counterclaim and that any recovery by DPW will not have a material adverse impact on the Company's business or operations. A trial to determine damages has been scheduled by the Board to commence on December 12, 1994.

        DPW has appealed the Bankruptcy Court's determination that DPW waived its sovereign immunity by asserting an offset against Penn Health, to the Ninth Circuit Bankruptcy Appellate Panel (the
        "BAP"). On September 7, 1994 the BAP entered an order which dismissed DPW's appeal for lack of ripeness and granted DPW leave to file a motion to reinstate the appeal after the Board rules on issues of contractual liability.

        d. DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION

        On May 4, 1992, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") commenced an action in the Supreme Court of the state of New York, located in New York County. In the complaint, DLJ asserted claims for breach of contract and unjust enrichment by the Company arising out of an alleged engagement letter entered into between DLJ and the Company on or about August 8, 1991. On June 19, 1992, the Company served an answer to DLJ's complaint denying that any amounts were due to DLJ and filed courterclaims asserting misrepresentation by DLJ and, in the event the Court determined that there was an enforceable contract between the Company and DLJ, a separate counterclaim for breach of contract. The Court dismissed the Company's courterclaims. Following a jury trial, the court entered a judgement in DLJ's favor, which awarded DLJ damages, interest and costs of approximately $3.0 million.

        On August 19, 1994 the Company filed an appeal of the judgment with the Supreme Court of the State of New York, Appellate
        Division, First Department. The appellate court has appointed a special master to conduct a settlement conference between the parties, but has not set a briefing schedule for the filing of appellate briefs.

        The Company believes that it has meritorious defenses and courterclaims against DLJ and will prevail on its appeal of the trial court's judgment. The Company has accrued the liability for the judgment pending a final ruling on its appeal.

        e. OTHER LITIGATION

        On May 12, 1992, a complaint captioned Robert Roe v Maxicare Indiana Inc., was filed in the Superior Court of the State of Indiana, County of Marion, Case NO: 49-D01-9205-CT-0515. In the action, Robert Roe, a member of the health maintenance organization plan operated by Maxicare Indiana Inc., ("Indiana"), sought a declaratory judgment that he was entitled to certain health care benefits as an HMO plan member. A claim for bad faith was also asserted against Indiana seeking punitive damages based on Indiana's determination that Mr. Roe was not entitled to certain health care benefits under the terms of Indiana's HMO health care plan. Indiana moved the court for, and the court entered an order which, stayed proceedings in the action and compelled Mr. Roe to arbitrate the matter as mandated by the group subscription agreement that governs Mr. Roe's HMO plan membership.

        On June 2, 1992 Mr. Roe submitted a demand for arbitration to the American Arbitration Association of his dispute with Indiana concerning the provision of health care benefits. In January 1993, the arbitrators awarded Mr. Roe compensation for health care and medical service charges he had incurred, attorney's fees, and costs of the arbitration, which amounted to approximately $29,000.

        On March 15, 1994, Joyce Roe filed a third amended complaint in the action on her behalf and on behalf of the estate of Robert Roe which added the Company, a former employee, Indiana's medical director and  an  independent  practice  association as additional defendants. In the third amended complaint compensatory and punitive damages are sought for battery, fraud, misrepresentation, coercion, invasion of privacy and bad faith in connection with the determination concerning Mr. Roe's entitlement to health care benefits. The parties are presently engaged in discovery.

        The Company and Indiana believe that they have meritorious defenses in the action. If an adverse determination is rendered in the action, the Company does not believe it will have a material adverse effect on the Company's or Indiana's business or operations.

        The Company is a defendant in a number of other lawsuits arising in the ordinary course from the operations of the HMOs, including cases in which the plaintiffs assert claims against the Company or third parties that might assert indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage. The Company does not believe that an adverse determination in any one or more of these cases would have a material, adverse effect on the Company's business and operations.

        Item 2:  Change in Securities
                 --------------------
                 None.

        Item 3:  Defaults Upon Senior Securities
                 -------------------------------

                 None.

        Item 4:  Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 On August 17, 1994, the Company held its 1994 Annual Meeting of Stockholders for the purpose of electing two directors to the Board. Claude S. Brinegar and Charles
                 E. Lewis were elected as directors at the meeting, to serve for a period of three years and until their successors are duly qualified and elected. Of the 11,472,949 votes cast on this matter, 11,440,328 were cast for the election of Mr. Brinegar and Dr. Lewis and a total of 32,621 votes were withheld. Following the meeting, Florence F. Courtright, Thomas W. Field, Jr., Eugene L. Froelich, Alan S. Manne and Peter J. Ratican continued to serve as directors of the Company.

        Item 5:  Other Information
                 -----------------

                 None.

        Item 6:  Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)   Exhibits
                       --------

                       Exhibit 10.68. Lease by  and between Maxicare Health
                       Plans,  Inc.   and   Transamerica   Occidental  Life
                       Insurance Company, dated as of June 1, 1994

                       Exhibit 27. Financial Data Schedule

                 (b)   Reports on Form 8-K
                       -------------------

                       On August 5, 1994 the Company filed a report on Form 8-K with respect to Item 5. Other Events - Redemption of Warrants dated July 29, 1994 and with respect to Item 4. Change in Registrant's Certifying Accountants dated August 1, 1994.

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



                                       MAXICARE HEALTH PLANS, INC.
                                       ---------------------------
                                             (Registrant)



                                       /s/ EUGENE L. FROELICH
                                       ---------------------------
        November 4, 1994                   Eugene L. Froelich
                                       Chief Financial Officer and
                                       Executive Vice President -
                                       Finance and Administration

                                  INDEX TO EXHIBITS



        Exhibit                                                 Sequential
        Number    Description                                   Page Number
        ------    ----------------------------------------      -----------
        10.68     Lease by and between Maxicare Health Plans,    17 of 94
                  Inc. and Transamerica Occidental Life
                  Insurance Company, dated as of June 1, 1994


        27        Financial Data Schedule                        93 of 94