Form 10-K
period 1994-12-31
MAXICARE HEALTH PLANS INC
filed 1995-03-22
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K


       [X] Annual report pursuant to Section  13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal year ended December 31, 1994; or

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

                        Exhibit Index page 87 of 201
                                  1 of 201

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


                               YES   X    NO
                                   -----     -----

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1995:


                    Common Stock, $.01 par value - $315,638,000


           The number of shares outstanding of each of the issuer's classes of capital stock, as of March 14, 1995:


                    Common Stock, $.01 par value - 17,295,253 shares


           As of March 14, 1995, Registrant had 727,828 shares of Common Stock being held by the Registrant, as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I
                                     ------

       Item 1. Business
               --------

       General
       -------

       Maxicare Health Plans, Inc., a Delaware corporation ("MHP""), is a holding company which owns various subsidiaries primarily in the field of managed health care. MHP and subsidiaries (the "Company") have a combined enrollment of approximately 298,000 as of February 1, 1995. MHP owns and operates a system of seven health maintenance organizations ("HMOs") in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina, and Wisconsin and additionally operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages including traditional HMO, preferred provider organizations ("PPOs"), exclusive provider organization, life and accidental death and dismemberment policies as well as administrative services only, wellness programs, outcomes measures and high dollar claims audits. In addition, the Company offers a number of pharmacy programs including benefit design, formulary management, claims processing and mail order services for employers and their employees.

       Through the HMO operations, the Company arranges for comprehensive health care services to its members for a predetermined prepaid fee. The Company provides these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services, and with hospitals and other providers under a variety of fee arrangements. The Company believes that an HMO offers certain advantages over traditional health insurance:

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

       The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
       (213)765-2000.

       History
       -------

       The HMO business of the Company originated in California in 1973. The Company began multi-state operations in June 1982 by purchasing 100% of CNA Health Plans, Inc. As part of its expansion strategy, the Company acquired all of the stock of HealthCare USA Inc. ("HealthCare") and HealthAmerica Corporation ("HealthAmerica") in the fourth quarter of 1986. At that time, HealthCare owned or managed HMOs in three states and HealthAmerica owned or managed HMOs in 17 states, including 11 states not previously serviced by the Company.

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

       Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations of the Debtors, except those expressly assumed by them, were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan"). On or shortly after the Effective Date, the Company transferred approximately $85.4 million of cash to be distributed under the Reorganization Plan to segregated interest bearing bank accounts and issued global certificates evidencing $67.0 million principal amount of 13.5% Senior Notes due December 5, 2000 (the "Senior Notes"),
       10,000,000 shares of Common Stock and warrants to purchase an additional 555,555 shares of Common Stock (the "Warrants") to be distributed to holders of allowed claims and interests under the Reorganization Plan.

       As of January 31, 1995, approximately $87.3 million in cash, $39.7 million principal amount of Senior Notes, $19.0 million of cash in lieu of the now redeemed Senior Notes (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements"), 9.7 million shares of Common Stock (including approximately 420,000 shares of Common Stock issued pursuant to the exercise of Warrants as discussed below) had been distributed to holders of allowed claims. The remaining amounts of cash and securities will be distributed to holders of allowed claims upon adjudication of the remaining disputed claims pursuant to a formula set forth in the Reorganization Plan.

       In addition to the foregoing, certain assets of the Debtors which were not retained by the reorganized Company were transferred to a distribution trust for liquidation on behalf of the creditors (the "Distribution Trust") after reimbursement of expenses of the Distribution Trust. As of January 31, 1995, $8.9 million has been disbursed by the Distribution Trust to the disbursing agent. The Company anticipates that future distributions will be made from the Distribution Trust.

       Pursuant to the Reorganization Plan, the Company was required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). Such distributions were allocated sixty percent (60%) to redeem outstanding Senior Notes and forty percent (40%) to the Distribution Trust for the benefit of certain classes of creditors. As a result of the foregoing, the Company made a Consolidated Net Worth Distribution of $2.0 million in 1992 based on the Company's net worth at December 31, 1991. In March 1992, the Company consummated the sale of $60 million of Series A Cumulative Convertible Preferred Stock (the "Series A Stock") (see "Item 8. Financial Statements and Supplementary Data - Note 6 to the Company's Consolidated Financial Statements"). The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding principal amount and accrued interest on the Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New
       Committee")  has  stated  it  does  not  agree  with  the  Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that its position in this matter will ultimately prevail. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter (see "Item 8. Financial Statements and Supplementary Data").

       In June, 1994 the Company issued a redemption notice on the Warrants whereby warrantholders who wished to exercise their Warrant had to do so by July 29, 1994. Any warrantholder who did not exercise their Warrant by tendering the Warrant certificate for redemption has received or is entitled to receive the redemption price of $.05 per Warrant. The Company realized net proceeds of approximately $4.2 million from the exercise of 420,178 outstanding Warrants. The remaining 135,377 Warrants were redeemed by the Company.

       The United States Bankruptcy Court (the "Bankruptcy Court") retains jurisdiction over implementation and interpretation of the Reorganization Plan and, pursuant to a stipulation with the South Carolina Department of Insurance, over the operations of the South Carolina HMO, until all regulatory approvals regarding this HMO have been obtained (see "Item 1. Business - Government Regulation").

       Preferred Stock Redemption
       --------------------------

       On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of Series A Stock on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of Series A Stock who wished to convert their shares into Common Stock were required to deliver written notice of their election to convert and tender the Series A Stock certificates properly endorsed to the Redemption Agent, American Stock Transfer & Trust Company, no later than 5:00 P.M. (Eastern Standard Time) on March 9, 1995. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. As of March 14, 1995, the remaining 21,000 shares of Series A Stock are no longer deemed to be outstanding and holders of Series A Stock certificates are entitled to receive only the Redemption Price without additional interest thereon when they surrender the Series A Stock Share certificates properly endorsed to the Redemption Agent.

       Overview of Managed Health Care Services
       ----------------------------------------

       HMO. The Company owns and operates a multi-state system of HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay all or most of the predetermined fee that does not vary with the nature or extent of health care services provided to the member, and the member pays a relatively small copayment or deductible for certain services. The fixed payment distinguishes HMOs from conventional health insurance plans that contain customary copayment and deductible features and also require the submission of claim forms.

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

       There are four basic organizational models of HMOs which are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group which provides services primarily for HMO members and receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the number of physician visits. Under the independent practice association model, the HMO either contracts with a physicians' association, which in turn contracts directly with individual physicians, or contracts directly with individual physicians. In either case, these physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, hospitals and other health care providers. The physician groups are paid on a capitation basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs include only network, group and independent practice association models. For the year ended December 31, 1994, 59% of the Company's health care expenses represented capitation payments to providers.

       PPO. PPOs are generally a network of health care providers which offer their services to health care purchasers, such as employers. PPO members choose from among the various contracting physician groups and independent practice associations (the "Physician Groups") the particular group from which they desire to receive their medical care, or choose a noncontracting physician and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. Payment is based on some variation of fee-for-service reimbursement and health care services are determined by the terms of the contract. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California, Louisiana, Illinois and North Carolina. In the third quarter of 1993 the Company introduced a primary care physician network product ("PCPN") to a Louisiana employer group with a health care plan which is self-insured. Under a PCPN, eligible members of the employer group may choose the Company's contracted physician network for their primary care services. The Company's PPO and PCPN lines of business comprise less than one percent (1%) of the Company's combined enrollment at December 31, 1994. The Company believes that the PPO and PCPN products, as well as the life, accidental death and dismemberment insurances offered by MLH expand the options for members, while maintaining the concept of managed health care. MLH is exploring the possibility of offering the PPO business and additional products and indemnity services in other markets.

       Medicaid. In November 1994, the Company began providing HMO services to Medicaid recipients pursuant to a one year contract with the state of California. In addition, the Company has contracted for two years with the state of Indiana to provide HMO services to Medicaid recipients beginning in 1995. The Company has been contracted for one year terms with the state of Wisconsin to provide HMO services to that state's Medicaid recipients since 1984. Medicaid beneficiaries do not pay any premiums, deductibles or co-payments. As of February 1995, the Medicaid programs comprised approximately nine percent (9%) of the Company's total enrollment.

       Medicare. The Company has entered into federally sponsored one year Medicare contracts to provide HMO services to Medicare beneficiaries in California and Indiana. The programs, known as MAX 65 Plus, provide Medicare recipients with a choice between standard Medicare coverage or MAX 65 Plus which has no deductibles and minimal copayments. The MAX 65 Plus programs comprised approximately one percent (1%) of the Company's total enrollment as of February 1995.

       Health Care Services
       --------------------

       In exchange for a predetermined monthly payment, an HMO member is entitled to receive a broad range of health care services. Various state and federal regulations require an HMO to offer its members physician and hospital services, and permit an HMO to offer certain supplemental services such as dental care and prescription drug services at an additional cost (see "Item 1. Business - Government Regulation"). As of December 31, 1994, the Company's HMOs had contracts with approximately 350 hospitals in 7 states and the Company owns and operates 3 pharmacies in California.

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

       Additional optional services include inpatient psychiatric care, hearing aids, durable medical supplies and equipment, dental care, vision care, chiropractic care and prescription drug services.

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

       The Company has attempted to develop uniform procedures and guidelines to monitor the appropriateness of medical care. These procedures and guidelines include the annual negotiation of the capitation fee paid to physician groups, hospitals, dentists and pharmacies, the negotiation of discount contracts with other health care providers and the placement of financial responsibility on the primary care physician for the initiation of specialist referrals and hospital utilization. In order to manage costs in situations where the Company assumes the financial responsibility for specialist referrals and hospital utilization, the Company provides additional incentives to health care providers for appropriate utilization of these services.

       In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to effect appropriate utilization. These programs are intended to address utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery,
       (ii) establish whether services must be performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent and/or retrospective review. In addition, the Company monitors the terms and procedures of its pharmacy plan which incorporates such cost containment features as drug formularies (a Company-developed listing of preferred, cost-effective drugs).

       The Company establishes an annual budget for each geographic area and determines the expected costs of providing services in such areas. The budget is calculated on a per member per month basis for specific components. These components include professional care by the contracting Physician Groups; hospitals; prescription drug and dental care services; emergency care; other health care services; and administration. The Company budgets hospital costs on the basis of utilization experience, actual cost per member per month, expected inflation and anticipated changes in health care delivery.

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

       During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. By the end of January, approximately 57% of the Company's members select their desired health care coverage for the ensuing annual period. New employees make their choices at the time of employment. The Company's HMO membership is widely diverse, with no employer group comprising 10% or more of the Company's total enrollment. As of December 31, 1994, the Company's HMOs were offered by approximately 1,200 employer groups.

       The Company markets its medicaid and medicare programs to eligible individuals through direct mail, door to door solicitation, radio and cooperative advertising with participating medical groups. Medicaid and medicare beneficiaries may disenroll for any reason upon 30 days notice.

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

       Management Information Systems
       ------------------------------

       All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and make available management and accounting reports including eligibility, billing, capitation and claims information on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The corporate data center is located in Los Angeles.

       Competition
       -----------

       The health care industry is highly competitive and the managed health care industry is becoming increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of the indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, conventional health insurers and PPOs as well as employers who elect to self-insure, and for quality physician groups with other HMOs and PPOs. Many of these competitors are larger or have greater financial resources than the Company. The level of competition varies from state to state depending on the variety and size of other conventional insurance, HMO and PPO health care services offered in each state. Competitors of the Company include such well known entities as Kaiser, FHP, Foundation, Health Systems International and PacifiCare (in California), MetroHealth (in Indiana), and HMO Illinois, Partners National Health Plan, Humana and Chicago HMO (in Illinois).

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

       Government Regulation
       ---------------------

       The federal government and each of the states in which the Company conducts its HMO and other businesses have adopted laws and regulations that govern the business activities of the Company to varying degrees. The most important laws affecting the Company are the Federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the regulations thereunder promulgated by the Secretary of Health and Human Services, and the various state regulations mandating compliance with certain net worth and other financial tests.

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

       State Regulations. With the exception of the Company's South Carolina HMO, all of the Company's operational HMOs are licensed by pertinent state authorities. Since the confirmation of the Company's Chapter 11 Bankruptcy proceedings the Company's South
       Carolina HMO has been operating under the jurisdiction of the Bankruptcy Court while it has been negotiating jurisdictional and licensing issues with various state regulatory bodies. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation by changing its legal structure as a separately licensed HMO in the state of South Carolina or that of a division of another one of its operating HMOs. In any event, the Company does not believe that the resolution of this situation will have a materially adverse effect on the Company taken as a whole.

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

       Employees
       ---------

       As of December 31, 1994, the Company employed approximately 443 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement and the Company believes its employee relations are good.

       Directors and Executive Officers of the Registrant
       --------------------------------------------------

       The directors and executive officers of the Company at December 31, 1994 were as follows:


            Name                     Age               Position
       Peter J. Ratican               51         Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and President

       Eugene L. Froelich             53         Chief Financial Officer,
                                                 Executive Vice President -
                                                 Finance and Administration
                                                 and Director

       Alan D. Bloom                  49         Senior Vice President,
                                                 Secretary and General
                                                 Counsel

       Aivars L. Jerumanis            56         Senior Vice President -
                                                 Management Information
                                                 Systems and Chief
                                                 Information Officer

       Richard A. Link                40         Chief Accounting Officer
                                                 and Senior Vice President -
                                                 Accounting

       William B. Caswell             39         Vice President, General
                                                 Manager - Maxicare California

       David J. Hammons               44         Vice President -
                                                 Administrative      Services,
                                                 Chief Actuary

       Robert J. Landis               35         Treasurer

       Vicki F. Perry                 42         Vice President, General
                                                 Manager - Maxicare Indiana

       Claude S. Brinegar             68         Director

       Florence F. Courtright         62         Director

       Thomas W. Field, Jr.           61         Director

       Charles E. Lewis, M.D.         66         Director

       Alan S. Manne                  69         Director

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

       Alan D. Bloom has been Senior Vice President - Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981. Mr. Bloom received a Bachelor's degree in Biology from the University of Chicago, a Master of Public Health from the University of Michigan, and a J.D. degree from American University.

       Aivars L. Jerumanis was appointed Senior Vice President - Management Information Systems and Chief Information Officer of the Company in January 1990. From May 1989 to January 1990, Mr. Jerumanis was a private consultant in advising companies on management information services matters. He received a Masters in Business Administration from Columbia University, a Masters in Civil Engineering from Rensselaer Polytechnic Institute and a Bachelor's degree in Civil Engineering from Lafayette College.

       Richard A. Link was appointed Chief Accounting Officer and Senior Vice President - Accounting of the Company in September 1988. He has a Bachelor's degree in Business Administration from the University of Southern California and is a certified public accountant.

       William B. Caswell was appointed Vice President, General Manager of the California HMO in February 1992. From March 1988 to January 1992 Mr. Caswell served as President of VertiHealth, a subsidiary of UniHealth. Mr. Caswell serves on the board of directors of the University of Southern California School of Nursing as well as the Southern California Chapter of the Arthritis Foundation. He received a Master's degree in Business Administration and a Master of Public Health from the University of California at Los Angeles.

       David J. Hammons was appointed Vice President - Administrative Services and Chief Actuary of the Company in August 1993. From January 1988 to July 1993 Mr. Hammons was Vice President and Chief Actuary of the Company. He has a Bachelor's degree in Mathematics from the State University of New York - Brockport and is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

       Robert J. Landis has served as Treasurer of the Company since November 1988. Mr. Landis received a Bachelor's degree in Business Administration from the University of Southern California, a Master's degree in Business Administration from California State University at Northridge and is a certified public accountant.

       Vicki F. Perry was appointed Vice President, General Manager of Maxicare Indiana, Inc. in January 1992. From January 1990 to December 1991 she served as Executive Vice President - Plan Operations Support of the Company. Ms. Perry has been with the Company since 1982. Ms. Perry is a graduate of Indiana University.

       Claude S. Brinegar is currently Vice Chairman of the board of directors of Unocal Corporation and served as Executive Vice President of Administration and Planning until May 1992. In 1989, Mr. Brinegar was elected as Vice Chairman of Unocal and has been a director of the Company since December, 1991. He is also a member of the board of directors of Consolidated Rail Corporation and a visiting scholar at Stanford University.

       Florence F. Courtright has been a private investor for the last five years and was elected a director of the Company in November, 1993. She is a founding Limited Partner of Bainco International Investors, 1.p and a Trustee of Loyola Marymount University. Further, Ms. Courtright is a former co-owner of the Beverly Wilshire Hotel and the Beverly Hills Hotel.

       Thomas W. Field, Jr. was appointed the Chairman of the Board of ABCO Markets in December 1991. ABCO Markets is in the grocery business. He has been President of Field & Associates, a management consulting firm, since October 1989. Mr. Field has been a director of the Company since April, 1992. Mr. Field also holds directorships at Campbell Soup Company, Bromar Inc., ABCO Markets Foods and Stater Bros. Market.

       Charles E. Lewis has been a Professor of Medicine, Public Health and Nursing at the University of California at Los Angeles, since 1970. As of July 1993, he was appointed Director of the Center of Health Promotion and Disease Prevention. He is a member of the Institute of Medicine, National Academy of Sciences and is a graduate of the Harvard Medical School and of the University of Cincinnati School of Public Health where he received a Doctorate of Science degree. Dr. Lewis is a Regent of the American College of Physicians and a member of the Board of Commissioners of the Joint Commission on Accreditation of Health Care Organizations. Dr. Lewis has been a director of the Company since August, 1983.

       Alan S. Manne is currently a professor emeritus and from 1961 to 1992 was a professor of operations research at Stanford University. He is an author or co-author of seven books and received his Ph.D. in economics from Harvard University. He is co-organizer of the International Energy Workshop. Mr. Manne has been a director of the Company since January, 1994.

       The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 1997 annual meeting of stockholders and until their successors are duly qualified and elected. Class II directors include Mr. Froelich and Ms. Courtright and they will serve until the 1995 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Manne and they will serve until the 1996 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").

       Item 2.  Properties
                ----------

       The Company's operating facilities are held through leaseholds. At December 31, 1994, the Company or its HMOs leased approximately 226,000 square feet at 24 locations with an aggregate current monthly rental of approximately $210,000. These leases have remaining terms of up to seven years.

       In June 1994, the Company entered into a lease for new corporate office space in Los Angeles. The lease commenced in June 1994 and is for a term of seventy-two (72) months. The lease is for approximately 83,000 square feet with a monthly base rental expense of approximately $72,600 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

       At December 31, 1994, the Company leased other properties including administrative locations, 3 pharmacies, and other miscellaneous facilities. The Company has subleased approximately 16,000 square feet to contracting medical groups, with current monthly rentals totaling $23,678 and monthly subrental revenue of $23,632.

       Item 3.  Legal Proceedings
                -----------------

       a. JURISDICTIONAL CHALLENGES AND APPEALS TO THE CHAPTER 11 REORGANIZATION PROCEEDINGS

       Immediately after the filing of the voluntary Chapter 11 petitions, the Debtors were faced with several motions challenging the jurisdiction of the Bankruptcy Court over the Debtors' Chapter 11 cases. The Bankruptcy Court denied these motions and retained jurisdiction over the Debtors' cases. Appeals were taken of the Bankruptcy Court's ruling that it had jurisdiction over the Debtors' bankruptcy cases. With the exception of the appeals filed by the State of Wisconsin (the "Wisconsin Appeals") all other jurisdictional appeals were withdrawn or dismissed before the appellate court ruled on the appeals.

       The Wisconsin Appeals challenged the Maxicare Health Insurance Company's ("MHIC") eligibility to be a debtor under the Bankruptcy Code. After the Wisconsin Appeals had been filed, the Bankruptcy Court confirmed the Debtors' Reorganization Plan. The State of Wisconsin's motions to stay consummation of the Reorganization Plan pending determination of the Wisconsin Appeals were denied by the Bankruptcy Court, the United States District Court for the Central District of California ("District Court") and the United States Court of Appeals for the Ninth Circuit ("Court of Appeals").

       On July 9, 1992, the District Court entered a Ruling on Appeal (the "Ruling") which addressed the merits of the Wisconsin Appeals. In the Ruling, the District Court held that MHIC is a domestic insurance company under Wisconsin state law and was therefore ineligible for relief under the Bankruptcy Code, which excludes domestic insurance companies from entities eligible for relief thereunder. The District Court remanded back to the Bankruptcy Court and ordered the Bankruptcy Court to take action consistent with the Ruling.

       The Company, MHIC and other affiliates filed a motion for rehearing of the Ruling which was denied by the District Court on August 27, 1992. The Ruling and the order denying the motion for rehearing were appealed by the Company and MHIC to the Court of Appeals (the "Appeal"). In addition the Company, MHIC, and other affiliates also filed a motion with the District Court to stay implementation of the Ruling while the Appeal was pending. The hearing on the motion to stay was subsequently continued by the parties because of ongoing settlement negotiations.

       The Company and the State of Wisconsin reached a settlement resolving the Appeal and the jurisdictional dispute between the parties in a settlement agreement dated June 17, 1994 (the "Agreement"). In accordance with the Agreement, a reorganization plan providing for the reorganization of MHIC under Wisconsin state law on fundamentally the same terms and conditions as the Reorganization Plan confirmed by the Bankruptcy Court, with respect to liabilities which arose on or before March 15, 1989, (the "State Plan"), was submitted by the State of Wisconsin for approval by the Wisconsin State Court. On July 22, 1994 the Wisconsin State Court entered orders approving and confirming the State Plan and terminating the state court reorganization proceedings (the "Termination Orders"). On August 12, 1994, the Bankruptcy Court entered an order approving the Agreement (the "Approval Order"). No creditor or party in interest appealed the Termination Orders or the Approval Order which have become final and nonappealable.

       Under the State Plan, creditors holding claims that were allowed in MHIC's bankruptcy proceeding pertaining to liabilities which arose on or before March 15, 1989 ("MHIC Creditors"), will retain the distributions made to them under the Reorganization Plan and will continue to receive the distributions which would otherwise have been made to them pursuant to the Reorganization Plan. Future distributions due to MHIC Creditors under the State Plan will be made from the separate Reorganization Plan assets allocated for the satisfaction of creditors' bankruptcy claims and not from MHIC's or the Company's post bankruptcy assets or operations. The State Plan does not affect MHIC's ongoing business operations or its ability to conduct business, write new business, or renew old business.

       In accordance with the agreement the parties filed a stipulation with the Court of Appeals dismissing the Appeal, which was approved by the Court pursuant to an order entered on November 2, 1994. On February 27, 1995 the Bankruptcy Court granted MHIC's motion to dismiss MHIC's bankruptcy case, as required by the Agreement. With the approval of the State Plan, dismissal of the Appeal and dismissal of MHIC's bankruptcy case, the Agreement has been implemented and consummated without any material adverse impact on the Company's business and its operations. Accordingly, the Company will no longer be reporting on the Wisconsin Appeals.

       In addition to the Wisconsin Appeals, twenty-four appeals were filed challenging various aspects of the Reorganization Plan's confirmation order. As of March 1, 1995, twenty-one of these appeals were withdrawn or dismissed. Of the three remaining appeals two were stayed subject to Bankruptcy Court and District Court approval of settlement agreements with the class action representative discussed immediately below. The remaining appeal was stayed subject to Bankruptcy Court and District Court approval of the class action settlement agreements and the non-occurrence of certain other conditions.

       The class action settlement agreements pertain to settlements of pre-petition actions commenced in the federal and state courts against the Company, former and current officers and directors, and others, including the Company's former accountants and investment bankers, alleging violations of federal and state securities laws, California state common law and the California Corporations Code in connection with the purchase and sale of the Company's old common stock or the Company's 11 3/4% Senior Subordinated Notes. Mirkin and Millers, et al. V. Fred Wasserman, et al. (Superior Court, Los Angeles County, CA) (Consolidated Case No. CA 01122)); Murray Zucker et. al v. Maxicare Health Plans, Inc. et al. (United States District Court, Central District of CA) (Case No. 88 02499 LEW
       (TX)). The class action settlement agreements were approved by separate orders entered by the Bankruptcy Court and the District Court on January 27, 1992 and March 4, 1992, respectively. With these orders now final and nonappealable and the non-occurence of certain conditions upon which one of the appeals was stayed, all conditions for dismissal of the three remaining appeals have been satisfied. Accordingly, the Company will no longer be reporting on any jurisdiction or confirmation order appeals.

       b.  PENN HEALTH

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

       After the Petition Dates, the DPW advanced funds directly to the Penn Health Providers for pre-petition services performed under the contracts with Penn Health. In certain cases the amount of the advanced funds may have been in excess of the amounts due to the Penn Health Providers for such services. The payments made by the DPW approximated $16 million. The Penn Health Providers filed proofs of claim against Penn Health and other subsidiaries of the Company, without making deductions for the payments made by the DPW, although they noted receipt of such funds on their proofs of claim. In February, 1990, the Company filed a proceeding in the Bankruptcy Court against the DPW and the major Penn Health Providers to recover preferential transfers, to compel the turnover of property and to raise all objections to the proofs of claim of the Penn Health Providers, including that the claims asserted therein were overstated (the "Bankruptcy Action"). The disputes with the DPW and the major Penn Health Providers, in the Bankruptcy Action constitute the majority of the claims filed against Penn Health.

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

       On February 27, 1991 the Company filed a petition against the DPW in the Pennsylvania Board of Claims, seeking damages in excess of $24 million (the "Board Action"). In July 1992, the Pennsylvania Board of Claims (the "Claims Board") denied DPW's preliminary objections to the Company's petition. In August 1992, the DPW answered the Company's petition and asserted counterclaims to recover (i) $16 million of payments that the DPW made to HealthPass healthcare providers purportedly to satisfy Penn Health's obligations to the providers; (ii) the costs the DPW incurred in processing and mailing the payments to the healthcare providers; and (iii) $6 million which the DPW alleges was distributed by Penn Health to the Company, but should have been retained by Penn Health to satisfy healthcare providers' claims. In the Company's October 14, 1992 answer to the counterclaim, the Company denied the allegations set forth in the counterclaim. The Company also asserted as an affirmative defense that Penn Health's discharge in bankruptcy under the Reorganization Plan is a complete bar to the DPW's counterclaim. In the event the DPW is successful in its counterclaims, all of which arose out of pre-petition activities of the Company and Penn Health, any recovery would be paid out of the Reorganization Plan funds and there will be no impact on the Company's cash resources. The Company believes that it has a meritorious defense to the counterclaim and will prevail on the counterclaim.

       On October 4, 1993 Penn Health filed a remand motion with the Bankruptcy Court for a determination that the DPW waived its sovereign immunity by asserting an offset against Penn Health. DPW opposed the remand motion and subsequently filed a motion with the Bankruptcy Court requesting that the Court abstain from adjudicating the Bankruptcy Action and require that Penn Health's claims against DPW be adjudicated by the Claims Board in the Board Action. Pursuant to an order of the Bankruptcy Court entered on February 24, 1994, Penn Health's remand motion was granted in all respects and the Dismissal Order was vacated. Under an order entered by the Bankruptcy Court on January 24, 1994, the Court
       abstained on a preliminary basis from adjudicating the Bankruptcy Action and stayed all proceedings in the action until September 1, 1994 to allow the Claims Board an opportunity to adjudicate the Board Action. Pursuant to a stipulation between the parties, the Bankruptcy Court continues to retain jurisdiction over the Bankruptcy Action in the event the Board Action is not fully tried or heard by May 30, 1995.

       In an order dated December 21, 1993 the Claims Board consolidated the Board Action and two separate actions filed by Penn Health hospital providers and Penn Health primary care physicians against DPW to recover payment from DPW for services rendered to HealthPass members (the "Provider Actions") and set the matter for trial in two phases; a liability phase and a damages phase. Before trial was held on the liability phase, the hospital providers settled their claims against DPW for approximately $23.3 million (the "Provider Settlement"). Contractual issues pertaining to DPW's liability to Penn Health, DPW's liability to the primary care physicians and Penn Health's liability on DPW's counterclaim, were tried before the Claims Board in a trial which concluded on July 25, 1994 (the "Liability Phase").

       In the Liability Phase, DPW contended that Penn Health had materially breached the contract with DPW and that DPW was entitled to set-off the amount of the Provider Settlement against the amount of any judgment rendered in Penn Health's favor. DPW contended it was entitled to a set-off because DPW was required to make payments to Penn Health Providers as a result of Penn Health's contractual breaches, DPW had a nondelegable duty to pay Penn Health Providers, Penn Health was DPW's agent and remained liable in the event of Penn Health's nonperformance, and Penn Health Providers are third party beneficiaries of the Contract with DPW. Following the submission of post-trial briefs, the Claims Board issued an order on December 2, 1994 which found that: (i) a contract exists between Penn Health and DPW; (ii) DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of DPW. The trial to determine damages which was originally scheduled to commence before the Claims Board on December 12, 1994 has been tentatively scheduled to commence in March, 1995. The parties are waiting for the Claims Board to confirm the trial dates. The Company believes that its claims against DPW are meritorious and that it will prevail in the Board Action.

       The Company is currently and has in the past, engaged in settlement discussions with DPW and representatives of the major Penn Health Providers; however to date no agreement has been reached. The pre-petition amounts due to Penn Health Providers will be treated as unsecured claims under the Reorganization Plan. The Company is currently holding approximately $250,000 in an escrow account, which the Company believes will be sufficient to satisfy any remaining post-petition claims of Penn Health Providers.

       c. DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION

       On May 4, 1992, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") commenced an action in the Supreme Court of the state of New York, located in New York County. In the complaint, DLJ asserted claims for breach of contract and unjust enrichment by the Company arising out of an alleged engagement letter entered into between DLJ and the Company on or about August 8, 1991. On June 19, 1992, the Company served an answer to DLJ's complaint denying that any amounts were due to DLJ and filed counterclaims asserting misrepresentation by DLJ and, in the event the Court determined that there was an enforceable contract between the Company and DLJ, a separate counterclaim for breach of contract. The Court dismissed the Company's counterclaims. Following a jury trial, the court entered a judgment in DLJ's favor, which awarded DLJ damages, interest and costs of approximately $3.0 million (the "Judgment"). On August 19, 1994 the Company filed an appeal of the Judgment with the Supreme Court of the State of New York, Appellate Division, First Department.

       The Company has reached a settlement with DLJ which is memorialized in a settlement agreement dated December 30, 1994 (the "DLJ Agreement"). Pursuant to the DLJ agreement, the Company has paid DLJ the approximate sum of $2.1 million in full satisfaction of the Judgment and has withdrawn its appeal. The Company previously accrued a liability in the full amount of the Judgment. Accordingly, the Company will no longer be reporting on this matter.

       d.  OTHER LITIGATION


       The Company is a defendant in a number of other lawsuits arising in the ordinary course from the operations of the HMOs, including cases in which the plaintiffs assert claims against the Company or third parties that assert indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory and, in certain instances, punitive damages in an indeterminate amount which may be material. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

       No matter was submitted to a vote of security holders during the three months ended December 31, 1994.

                                     PART II
                                     -------


       Item 5.  Market for the Registrant's Common Stock and Related
                ----------------------------------------------------
                Stockholder Matters
                -------------------


       The Company emerged from Chapter 11 on December 5, 1990. Pursuant to the Reorganization Plan, its pre-petition creditors were entitled to receive 98% of the 10 million shares of Common Stock authorized for distribution under the Reorganization Plan and the remaining 2% of the Common Stock plus the Warrants were to be distributed to the equity and interest holders.

       (a) Market Information

       The Company's Common Stock appears on the National Association of Securities Dealers Automated Quotation National Market Systems ("NASDAQ-NMS") under the trading symbol MAXI.

       The following table sets forth the high and low sale prices per share on the NASDAQ-NMS. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

       Common Stock                       Sale Price
                                        ---------------
                                         High     Low
                                        ------   ------
       1993    First Quarter            $14.25   $ 7.50

               Second Quarter           $11.75   $ 8.25

               Third Quarter            $11.00   $ 7.50

               Fourth Quarter           $11.88   $ 9.13

       1994    First quarter            $15.50   $ 9.50

               Second Quarter           $15.25   $11.00

               Third Quarter            $14.13   $11.63

               Fourth Quarter           $16.50   $11.63

       (b) Holders

       The number of holders of record of the Company's Common Stock on December 31, 1994 was 18,773. As of such date, the Company held 786,201 shares of Common Stock (the "Unallocated Shares") as disbursing agent for the benefit of creditors and holders of interests and equity claims under the Reorganization Plan. Of the Unallocated Shares held as of December 31, 1994, 587,885 were held for the benefit of creditors of the Company's operating subsidiaries (Reorganization Plan classes 5A through 5H), 108,854 shares were held for bank group creditors (Reorganization Plan class 7), and 89,462 shares were held for bondholder creditors (Reorganization Plan classes 8A through 8D). As of December 31, 1994, no shares were being held for the benefit of Maxicare Health Plans, Inc. creditors (Reorganization Plan class 9), however, certain of the shares held for the benefit of Reorganization Plan classes 7 and 8A through 8D will be reallocated to Reorganization Plan class 9 pursuant to a formula set forth in the Reorganization Plan. The Reorganization Plan provides that until such time as any share of Common Stock reserved for a holder of an allowed claim or allowed interest under the Reorganization Plan is allocated, the disbursing agent shall deliver an irrevocable proxy to vote the Unallocated Shares to the independent directors of the Board (as such term is defined by the Reorganization Plan). Currently, the independent directors are Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright (the "Independent Directors"). The Reorganization Plan provides that the Unallocated Shares shall be voted in the following manner:

          (i) 587,885 shares which were held in the claims reserves as of December 31, 1994 for the holders of Reorganization Plan classes 5A through 5H and Reorganization Plan class 9 allowed claims, shall (a) as to proposals made by the Company, be voted in the same manner and the same degree as all of the allocated shares of Common Stock; and (b) as to proposals made by any person or entity other than the Company, be voted in accordance with the vote of a majority of the Independent Directors; and

          (ii) 198,316 shares which were held in the claims reserves as of December 31, 1994 for holders of Reorganization Plan class 7 and Reorganization Plan classes 8A through 8D allowed claims, shall be voted in the same manner and the same degree as all of the allocated shares of Common Stock.

       (c) Dividends

       The Company has not paid any cash dividends on its Common Stock and has no intention of doing so in the foreseeable future.

       Item 6. Selected Financial Data
               -----------------------

                                                                       At And For The Years Ended December 31,
                                                                       ---------------------------------------
       (Amounts in thousands except per share and
        membership data)
                                                                  1994       1993      1992        1991      1990
                                                                --------   --------   --------  --------   ---------
       OPERATING REVENUES...................................... $432,173   $440,186  $414,454    $388,694  $386,897
                                                                --------   --------   --------  --------   --------

       TOTAL HEALTH CARE EXPENSES..............................  379,608    394,721   362,627     330,529   328,436

          Marketing, general and administrative expenses.......   44,084     40,998    37,930      41,008    48,066
          Depreciation and amortization........................    2,087      4,054     5,238       6,535     7,925
          Reorganization expenses (1)..........................                           895       3,661     8,142
                                                                --------   --------   --------  --------   --------
       TOTAL OPERATING EXPENSES................................  425,779    439,773   406,690     381,733   392,569
                                                                --------   --------   --------  --------   --------
       INCOME (LOSS) FROM OPERATIONS...........................    6,394        413     7,764       6,961    (5,672)

          Investment income....................................    3,319      2,636     3,121       4,039     3,054
          Interest expense.....................................      (36)       (32)   (2,773)     (9,570)   (1,111)
                                                                --------   --------   --------  --------   --------
       INCOME (LOSS) BEFORE INCOME TAXES AND
          EXTRAORDINARY ITEMS..................................    9,677      3,017     8,112      1,430     (3,729)

       INCOME TAX BENEFIT......................................    3,658      2,571     3,058
                                                                --------   --------  --------   ---------  --------
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS................   13,335      5,588    11,170      1,430     (3,729)

       EXTRAORDINARY ITEMS (net of income taxes of $0) (2).....                       (14,241)      (905)   680,444
                                                                --------   --------  --------   --------   --------
       NET INCOME (LOSS).......................................   13,335      5,588    (3,071)       525    676,715

       PREFERRED STOCK DIVIDENDS...............................   (5,280)    (5,400)   (4,350)
                                                                --------   --------  --------   --------   --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $  8,055   $    188  $ (7,421)  $    525   $676,715
                                                                ========   ========  ========   ========   ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
          SHARE:
         Income (Loss) Before Extraordinary Items.............. $    .73   $    .02  $    .66    $   .14   $   (.37)
         Extraordinary Items (2)...............................                         (1.37)      (.09)     67.30
                                                                --------   --------  --------   --------   --------
         Net Income (Loss)..................................... $    .73   $    .02  $   (.71)   $   .05   $  66.93
                                                                ========   ========  ========    =======   ========

       Weighted average number of
          common and common equivalent
          shares outstanding...................................   11,064     10,416    10,414     10,253     10,111

       BALANCE SHEET DATA:
          Total assets......................................... $128,692   $106,807  $ 97,278   $105,922   $114,577
          Total indebtedness (3)............................... $ 63,342   $ 54,422  $ 45,217   $102,874   $112,054
          Shareholders' equity................................. $ 65,350   $ 52,385  $ 52,061   $  3,048   $  2,523

       MEMBERSHIP DATA:
          Number of members....................................  292,000    308,000   283,000    277,000    287,000


                                         Notes to Selected Financial Data


       (1)   Expenses were offset by $5,218 of investment  income  for the year ended December 31, 1990 that was estimated would not have  been  earned  but  for the Chapter 11 reorganization proceedings.
             Subsequent to the Effective Date, investment  income is no longer offset against reorganization expenses.

       (2)   Includes a 1992 write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes that were redeemed and a 1992 accrual of a distribution payable pursuant to the Reorganization Plan based on the Company's  consolidated net worth as of December 31, 1992.
             Includes a 1991 accrual of a distribution  payable pursuant to the Reorganization Plan based on the Company's consolidated net worth as of December  31, 1991 and a write-off of original issue
             discount on Senior Notes that were to be  redeemed.    Includes a 1990 gain with respect to the
             Independence Health Plan of Southeastern  Michigan,  Inc.  settlement and the discharge of pre-
             petition liabilities pursuant to the  Reorganization  Plan.  (See "Item 8. Financial Statements
             and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

       (3)   Includes long-term liabilities of $887, $504, $1,015,  $63,177 and $63,388 in 1994, 1993, 1992,
             1991 and 1990, respectively.

       Item 7. Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

       The year ended December 31, 1994 compared to the year ended December
       --------------------------------------------------------------------
       31, 1993.
       ---------

       The Company reported net income of $13.3 million for the year ended December 31, 1994 compared to $5.6 million for the same period of 1993. Net income per common share increased to $.73 for the year ended December 31, 1994 compared to $.02 for the same period in 1993.

       For the year ended December 31, 1994, the Company reported operating revenues of $432.2 million, a 2% decrease from the $440.2 million reported for the year ended December 31, 1993. The decrease in revenues primarily resulted from a 29% decrease in membership in the Indiana HMO offset by membership increases in the Illinois and North Carolina HMOs and modest premium rate increases. Excluding the decrease in membership at the Indiana HMO, the Company's remaining HMOs experienced an aggregate membership increase of 9% in 1994.

       The decrease in net membership for 1994 and a $7.0 million one-time charge reported in the third quarter of 1993 for previously unanticipated actual and projected health care costs contributed to the 4% decrease in year-to-date health care expenses to $379.6 million for 1994. Health care expenses as a percentage of operating revenues (the "medical loss ratio") decreased to 87.8% for fiscal year 1994 as compared to 89.7% for 1993.

       Marketing, general and administrative expenses increased $3.1 million to $44.1 million for the year ended December 31, 1994 as compared to 1993 because of a $3.0 litigation charge recorded in the second quarter of 1994 (see "Item 3. Legal Proceedings - Donaldson, Lufkin & Jenrette Securities Corporation").

       Depreciation and amortization expense for the year ended December 31, 1994 decreased $2.0 million from the $4.1 million reported for 1993 because of the expiration of capital leases and certain equipment that became fully depreciated.

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("FAS 109"). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax NOLs, to the extent that realization of such benefits is more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $25.0 million of NOLs; accordingly, the Company increased its deferred tax asset by $4.0 million to $10.0 million in the fourth quarter of 1994. The
       Company has remaining unutilized net operating loss carryforwards ("NOLs") of approximately $50 million available for future financial statement reporting purposes which are subject to annual limitations under Section 382 of the Internal Revenue Code (see "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

       The year ended December 31, 1993 compared to the year ended December
       --------------------------------------------------------------------
       31, 1992.
       ---------

       The Company reported net income of $5.6 million for the year ended December 31, 1993, compared to a net loss of $3.1 million, including extraordinary charges of $14.2 million, for the same period of 1992. Net income per common share increased to $.02 for the year ended December 31, 1993 compared to a net loss per common share of $.71 for the same period in 1992.

       For the year ended December 31, 1993, the Company reported operating revenues of $440.2 million, a 6% increase over the $414.5 million reported for the year ended December 31, 1992. The increase in revenues primarily results from an increase in membership and modest premium rate increases. The increase in year-to-date operating revenues for 1993 was more than offset by an increase in health care expenses, contributing to a decrease in income from operations to $413,000 from $7.8 million for fiscal year 1992. Health care expenses increased for the year ended December 31, 1993 primarily because of a $7.0 million one-time charge reported in the third quarter of 1993 for previously unanticipated actual and projected health care costs. These costs primarily resulted from changes in the Indiana marketplace, the restructuring of relationships among the Company and its health care providers as well as unanticipated increases in high cost health care procedures. The provider network restructuring which began in mid 1992 has been substantially completed as of the first quarter of 1994.

       Marketing, general and administrative expenses increased $2.2 million to $41.0 million for the year ended December 31, 1993 as compared to 1992; however, these expenses have decreased as a percentage of operating revenues.

       The Company's consummation of the sale of $60 million of Series A preferred stock on March 11, 1992 and the redemption on April 13, 1992 of the entire outstanding principal, plus accrued interest, on the Senior Notes resulted in the Company reporting a $14.2 million extraordinary loss in the first quarter of 1992, the payment of $5.4 million in preferred stock dividends in 1993 and a decrease in year-to-date interest expense of $2.7 million for 1993 (see "Item 8. Financial Statements and Supplementary Data - Notes 3 and 6 to the Company's Consolidated Financial Statements").

       Management estimated, based on the Company's history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $15 million of NOLs; accordingly, the Company increased its deferred tax asset by $2.8 million to $6.0 million in the fourth quarter of 1993.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1994, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $19.7 million at December 31, 1994, with deposit and reserve requirements representing $11.0 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $8.7 million. The Company's total Restricted Net Assets at December 31, 1994 were $20.0 million. In addition to the $15.3 million in cash, cash equivalents and marketable securities held by MHP, approximately $17.6 million could be considered available to transfer to MHP from operating subsidiaries.

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

       The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company believes that for the foreseeable future, it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

       On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of the Series A Stock on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of Series A Stock who wished to convert their shares into Common Stock were required to deliver written notice of their election to convert and tender the Series A Stock certificates properly endorsed to the Redemption Agent, American Stock Transfer & Trust Company, no later than 5:00 P.M. (Eastern Standard Time) on March 9, 1995. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. As of March 14, 1995, the remaining 21,000 shares of Series A Stock are no longer deemed to be outstanding and holders of Series A Stock certificates are entitled to receive only the Redemption Price without additional interest thereon when they surrender the Series A Stock Share certificates properly endorsed to the Redemption Agent.

       Pursuant to the Company's plan of reorganization (the "Reorganization Plan"), the Company was required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). Such distributions were allocated sixty percent (60%) to redeem outstanding Senior Notes and forty percent (40%) to the Distribution Trust for the benefit of certain classes of creditors. As a result of the foregoing, the Company made a Consolidated Net Worth Distribution of $2.0 million in 1992 based on the Company's net worth at December 31, 1991. In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding principal amount and accrued interest on the Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the
       Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the

       Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that its position in this matter will ultimately prevail. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

       With a current ratio (i.e. current assets divided by current liabilities) of 1.8 and less than $1.0 million in long-term liabilities at December 31, 1994, the Company does not believe that it needs additional working capital at this time. Although the Company believes it would be able to raise additional working capital through either an equity infusion or borrowings, if it so desired, the Company can not state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

       Item 8. Financial Statements and Supplementary Data
               -------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



       The Board of Directors and Shareholders
       Maxicare Health Plans, Inc.


       We have audited the accompanying consolidated balance sheet of Maxicare Health Plans, Inc. as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the 1994 information with respect to the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements and schedules of Maxicare Health Plans, Inc. for the years ended December 31, 1993 and 1992 were audited by other auditors whose report dated March 4, 1994, expressed an unqualified opinion on those statements and schedules.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1994, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the 1994 information set forth therein.





                                          ERNST & YOUNG LLP


       February 8, 1995
         except for Note 9 for which
         the date is March 14, 1995
       Los Angeles, California

                        MAXICARE HEALTH PLANS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except par value)

                                                                          December 31,
                                                                       1994         1993
       CURRENT ASSETS                                               ---------    ---------
         Cash and cash equivalents - Note 2........................ $  37,858    $  38,672
         Marketable securities - Note 2............................    43,558       19,448
         Accounts receivable, net - Note 2.........................    18,314       19,174
         Deferred tax asset - Note 7...............................    10,000        6,000
         Prepaid expenses..........................................     2,741        3,717
         Other current assets......................................       299          406
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   112,770       87,417
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,461        5,466
         Furniture and equipment...................................    26,137       36,878
                                                                    ---------    ---------
                                                                       31,598       42,344
           Less accumulated depreciation and amortization..........    29,077       38,715
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,521        3,629
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,285        2,004
         Statutory deposits........................................    10,953       13,610
         Intangible assets, net - Note 2...........................       163          147
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    13,401       15,761
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 128,692    $ 106,807
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  47,095    $  38,895
         Accounts payable..........................................       285          401
         Deferred income...........................................     2,338        2,682
         Accrued salary expense....................................     2,709        2,732
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     3,780        2,960
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    62,455       53,918
       LONG-TERM LIABILITIES.......................................       887          504
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    63,342       54,422
                                                                    ---------    ---------
       COMMITMENTS AND CONTINGENCIES - Note 5

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares
           authorized, 1994 - 2,290 shares and 1993 - 2,400 shares
           issued and outstanding - Note 6.........................        23           24
         Common stock, $.01 par value - 40,000 shares authorized,
           1994 - 10,850 shares and 1993 - 10,033 shares issued and
           outstanding - Note 6....................................       108          100
         Additional paid-in capital................................   246,054      241,151
         Accumulated deficit.......................................  (180,835)    (188,890)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    65,350       52,385
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 128,692    $ 106,807
                                                                    =========    =========



                             See notes to consolidated financial statements.

                         MAXICARE HEALTH PLANS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)



                                                                  Years ended December 31,
                                                                1994       1993        1992
                                                              --------    -------    --------
       OPERATING REVENUES.................................... $432,173   $440,186    $414,454
                                                              --------    -------    --------
       OPERATING EXPENSES
          Physician services.................................  170,382    170,377     159,081
          Hospital services..................................  128,790    146,998     139,568
          Outpatient services................................   64,145     62,565      52,541
          Other health care expense..........................   16,291     14,781      11,437
                                                              --------    -------    --------
            TOTAL HEALTH CARE EXPENSES.......................  379,608    394,721     362,627

          Marketing, general and administrative expenses.....   44,084     40,998      38,825
          Depreciation and amortization......................    2,087      4,054       5,238
                                                              --------    -------    --------
            TOTAL OPERATING EXPENSES.........................  425,779    439,773     406,690
                                                              --------    -------    --------
       INCOME FROM OPERATIONS................................    6,394        413       7,764

          Investment income..................................    3,319      2,636       3,121
          Interest expense...................................      (36)       (32)     (2,773)
                                                              --------    -------    --------
       INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS....    9,677      3,017       8,112

       INCOME TAX BENEFIT....................................    3,658      2,571       3,058
                                                              --------    -------    --------
       INCOME BEFORE EXTRAORDINARY ITEMS.....................   13,335      5,588      11,170

       EXTRAORDINARY ITEMS (net of income taxes of $0) -
          Note 3.............................................                         (14,241)
                                                              --------    -------    --------
       NET INCOME (LOSS).....................................   13,335      5,588      (3,071)

       PREFERRED STOCK DIVIDENDS.............................   (5,280)    (5,400)     (4,350)
                                                              --------    -------    --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.... $  8,055   $    188    $ (7,421)
                                                              ========    =======    ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
          SHARE - Note 2:
         Income Before Extraordinary Items................... $    .73   $    .02    $    .66
         Extraordinary Items.................................                           (1.37)
                                                              --------    -------    --------
         Net Income (Loss)................................... $    .73   $    .02    $   (.71)
                                                              ========    =======    ========

       Weighted average number of common and common equivalent
          shares outstanding.................................   11,064     10,416      10,414
                                                              ========    =======    ========




                             See notes to consolidated financial statements.

                         MAXICARE HEALTH PLANS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)


       Years ended December 31,
                                                                           1994       1993        1992
                                                                         --------   --------    --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)................................................ $  13,335  $  5,588    $ (3,071)
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization..................................     2,087     4,054       5,238
         Amortization of Senior Notes discount..........................                             139
         Extraordinary items............................................                          14,241
         Loss on dispositions of property and equipment.................                  19         298
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable...................       860     1,613      (3,083)
           Increase in deferred tax asset...............................    (4,000)   (2,800)     (3,200)
           Increase in estimated claims and incentives payable..........     8,200     9,909       1,871
           Changes in other miscellaneous assets and
             liabilities................................................     1,238    (1,266)     (2,450)
                                                                         ---------  --------    --------
       Net cash provided by operating activities........................    21,720    17,117       9,983
                                                                         ---------  --------    --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................        15         7          33
         Purchases of property and equipment............................      (313)     (457)        (88)
         Decrease (increase) in statutory deposits......................     2,657      (808)       (928)
         (Increase) decrease in long-term receivables...................      (281)       32         373
         Proceeds from sales and maturities of marketable securities....    78,047    26,245      55,048
         Purchases of marketable securities.............................  (102,157)  (18,375)    (67,268)
                                                                         ---------  --------    --------
       Net cash (used for) provided by investing activities.............   (22,032)    6,644     (12,830)
                                                                         ---------  --------    --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Senior Notes redemption........................................                         (67,000)
         Issuance of preferred stock....................................                          60,000
         Issuance costs paid on preferred stock.........................                          (3,700)
         Payment of preferred stock dividends...........................    (5,280)   (5,400)     (4,350)
         Cash transferred to disbursing agent...........................                (971)     (4,281)
         Payments on capital lease obligations..........................      (132)     (381)       (477)
         Stock options exercised........................................       717       136         134
         Warrants exercised.............................................     4,193
                                                                         ---------  --------    --------
       Net cash used for financing activities...........................      (502)   (6,616)    (19,674)
                                                                         ---------  --------    --------
       Net (decrease) increase in cash and cash equivalents.............      (814)   17,145     (22,521)
       Cash and cash equivalents at beginning of period.................    38,672    21,527      44,048
                                                                         ---------  --------    --------
       Cash and cash equivalents at end of period....................... $  37,858  $ 38,672    $ 21,527
                                                                         =========  ========    ========

       Supplemental disclosures of cash flow information:
           Cash paid during the year for -
             Interest................................................... $      32  $     31    $  2,594
             Income taxes............................................... $     163  $    284    $     43

       Supplemental schedule of non-cash investing activities:
           Book value of assets exchanged for assets....................            $     40
           Fair value of assets exchanged...............................                 (25)
                                                                                    --------
           Loss on assets exchanged.....................................            $     15
                                                                                    ========
           Capital lease obligations incurred for purchase of
             property and equipment and intangible assets............... $     659              $    24



                                 See notes to consolidated financial statements.

                           MAXICARE HEALTH PLANS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Amounts in thousands)




                                         Number of             Number of             Additional
                                         Preferred  Preferred   Common      Common    Paid-in    Accumulated
                                          Shares      Stock     Shares      Stock     Capital      Deficit      Total
                                         ---------  ---------   ------    --------   --------    -----------   -------
       Balances at December 31, 1991....                        10,000       $100    $184,605    $(181,657)    $ 3,048

           Issuance of preferred stock
           (net of issuance costs)......   2,400       $24                             56,276                   56,300

           Stock options exercised......                            17                    134                      134

           Preferred stock dividends....                                                            (4,350)     (4,350)

           Net loss.....................                                                            (3,071)     (3,071)
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1992....   2,400        24      10,017        100     241,015     (189,078)     52,061

           Stock options exercised......                            16                    136                      136

           Preferred stock dividends....                                                            (5,400)     (5,400)

           Net income...................                                                             5,588       5,588
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1993....   2,400        24      10,033        100     241,151     (188,890)     52,385

           Stock options exercised......                            88          1         716                      717

           Warrants exercised...........                           420          4       4,189                    4,193

           Preferred stock converted
             to common stock............    (110)       (1)        309          3          (2)

           Preferred stock dividends....                                                            (5,280)     (5,280)

           Net income...................                                                            13,335      13,335
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1994....   2,290       $23      10,850       $108    $246,054    $(180,835)    $65,350
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

       Maxicare Life  and  Health  Insurance  Company  ("MLH"),  a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in Illinois, Indiana, Louisiana and California and represents less than one percent (1%) of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1994. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than one percent (1%) of the Company's operating revenues for the year ended December 31, 1994.

       NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

       The  accompanying  consolidated  financial  statements  include  the
       accounts of the Company.   All significant intercompany balances and
       transactions have been eliminated.

       Cash and Cash Equivalents

       For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

       Cash and cash equivalents consist of the following at December 31:

                                               1994        1993
         (Amounts in thousands)              -------     -------
         Cash..............................  $ 5,969     $ 8,398
         Certificates of deposit...........    6,531       3,463
         Commercial paper..................    5,983       6,091
         Money market funds................    2,259       7,531
         Repurchase agreements.............   13,718       8,194
         U.S. Treasury obligations.........    3,398       4,995
                                             -------     -------
                                             $37,858     $38,672
                                             =======     =======

       Marketable Securities

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is based on the specific identification method. Fair values of marketable securities are based on published or quoted market prices.

       The Company has designated its marketable securities included in current assets as available-for-sale. Such securities have been recorded at amortized cost since the unrealized loss in such securities at year end is immaterial.

       Prior to the adoption of FAS 115, the Company carried marketable securities at amortized cost or at the lower of amortized cost or fair value. The adoption of FAS 115 had no material effect on the carrying value of marketable securities as of January 1, 1994.

       The following is a summary of marketable securities at December 31 (gross unrealized gains and losses are immaterial):

                                               1994                        1993
                                                    Estimated                   Estimated
                                       Amortized      Fair        Amortized       Fair
       (Amounts in thousands)            Cost         Value         Cost          Value
       U.S. Government obligations.... $ 24,884     $24,753        $ 8,992       $ 9,018

       Municipal obligations..........                                 825           824

       Bonds..........................   13,717      13,617

       Commercial paper...............    4,902       4,886

       Auction rate preferred stocks..                               9,526         9,526

       Certificates of deposit........       20          20             70            70

       Other..........................       35          27             35            35
                                       --------     -------        -------       -------
                                       $ 43,558     $43,303        $19,448       $19,473
                                       ========     =======        =======       =======


       The contractual maturities of marketable securities at December 31, 1994 were as follows:

                                                             Estimated
                                                 Amortized     Fair
       (Amounts in thousands)                      Cost        Value
       Due in one year or less..................  $26,377     $26,316

       Due after one year through five years....   17,181      16,987
                                                  -------     -------
                                                  $43,558     $43,303
                                                  =======     =======

       Accounts Receivable

       Accounts receivable consist of the following at December 31:

                                              1994        1993
         (Amounts in thousands)             -------     -------
         Premiums.......................... $14,251     $13,217
         Notes.............................      72       1,432
         Other.............................   7,362       7,231
                                            -------     -------
                                             21,685      21,880
         Allowance for retroactive
           billing adjustments.........      (3,371)     (2,706)
                                            -------     -------
         Accounts receivable, net......     $18,314     $19,174
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

       Statutory Deposits

       Statutory deposits include cash investments that are limited to specific purposes as required by federal regulations, regulations of those states in which the Company operates or employer groups with which the Company contracts. The Company had $10.7 million and $12.6 million in such investments limited by federal or state regulations at December 31, 1994 and 1993, respectively, and $250,000 and $850,000 in such investments limited by employer groups at December 31, 1994 and 1993, respectively. As stated under Marketable Securities above, effective January 1, 1994, the Company adopted FAS 115. The Company has designated its statutory deposits as held-to-maturity as it is the Company's intent, and the Company has the ability to hold these securities to maturity. Such deposits have been recorded at amortized cost.

       Prior to the adoption of FAS 115, the Company carried statutory deposits at amortized cost or at the lower of amortized cost or fair value. The adoption of FAS 115 had no material effect on the carrying value of statutory deposits as of January 1, 1994.

       Intangible Assets

       Intangible assets are amortized  using the straight-line method over
       five  years.    Accumulated  amortization  of  intangible  assets at
       December 31, 1994 and 1993 is $1.7 million.

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

       In addition, the Company's operating entities are self-insured for medical malpractice claims with the exception of the California operations, which has maintained malpractice coverage through Health Care Assurance Company Limited, a wholly-owned subsidiary of MHP, since January 1, 1993.

       Premium Deficiencies

       Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable.

       Net Income (Loss) Per Common and Common Equivalent Share

       Primary earnings per share is  computed  by adjusting the net income
       (loss) for the preferred stock dividends in order to determine net income (loss) available to common shareholders. This amount is then divided by the weighted average number of common shares and common equivalent shares for stock options and warrants (when dilutive) outstanding during the period. Earnings per share assuming full dilution is reported when the assumption that the preferred stock is converted to Common Stock is dilutive. Earnings per share assuming full dilution is determined by dividing net income (loss) by the weighted average number of common shares and common stock equivalents for stock options and warrants and for preferred stock assumed converted to Common Stock (when dilutive). The preferred stock was anti-dilutive for the years ended December 31, 1994, 1993 and 1992.

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

       Restriction on Fund Transfers

       Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1994, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries is $19.7 million at December 31, 1994, with deposit and reserve requirements representing $11.0 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $8.7 million. The Company's total Restricted Net Assets at December 31, 1994 were $20.0 million.

       NOTE 3 - EXTRAORDINARY ITEMS

       On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan") which provides that on December 31, 1991 and 1992 or within 90 days thereafter, the Company would make additional distributions, not to exceed $20.0 million in the aggregate, in an amount equal to its then consolidated net worth (as determined in the Company's audited consolidated financial statements) less $2.0 million (the "Consolidated Net Worth Distribution"). Pursuant to the Reorganization Plan, the Consolidated Net Worth Distribution is distributed and applied in the following manner: 40% of the Consolidated Net Worth Distribution is distributed ratably to the holders of certain allowed claims in accordance with the terms of the Reorganization Plan and the remaining 60% will be applied ratably against mandatory redemptions of the 13.5% Senior Notes due December 5, 2000 (the "Senior Notes") as set forth in the indenture governing the Senior Notes (the "Indenture").

       On March 12, 1992, MHP noticed the redemption of the Senior Notes for April 13, 1992. In anticipation of this redemption, a $7.0 million extraordinary loss was recorded in the first quarter of 1992 for the write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes and an accrual for Senior Notes redemption costs. Also, a $7.2 million extraordinary loss (40% of $20 million less $781,000 previously recorded in 1991) was reported in the first quarter of 1992 to accrue payments which may be made pursuant to the Reorganization Plan, based on the Company's consolidated net worth at December 31, 1992, to certain holders of allowed claims. The Company does not believe the Reorganization Plan contemplated either the issuance of convertible preferred stock (see Note 6) or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of convertible preferred stock had not been consummated and the Senior Notes had not been redeemed. The Company has thus determined the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was tendered to the distribution trust for distribution to certain creditors under the Reorganization Plan. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan is to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed. Notwithstanding the foregoing, the Company has elected to accrue in its consolidated financial statements the maximum potential liability pending clarification of this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued. The Consolidated Net Worth Distribution will be made from the Company's available cash.

       NOTE 4 - LITIGATION

       The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not have a material adverse affect the Company's consolidated financial position.

       NOTE 5 - COMMITMENTS AND  CONTINGENCIES

       Leases

       The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.5 million, $2.7 million and $2.8 million reported for the years ended December 31, 1994, 1993 and 1992, respectively. Sublease rental revenue of $251,000, $209,000 and $198,000 is reported for the years ended December 31, 1994, 1993 and 1992, respectively.

       Assets held under capital leases at December 31, 1994 and 1993 of $533,000 and $153,000, respectively, (net of $150,000 and $1.6 million, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

       Future  minimum  lease  commitments   for  noncancelable  leases  at
       December 31, 1994 were as follows:

                                               Operating  Capitalized
                                                Leases      Leases
                (Amounts in thousands)         ---------  -----------
                1995..........................  $2,395       $223
                1996..........................   1,923        223
                1997..........................   1,700        106
                1998..........................   1,730         48
                1999..........................   1,318         18
                Thereafter....................     462
                                                ------       ----
                Total minimum
                  obligations.................  $9,528        618
                                                ======

                Less current
                  portion.....................                223
                Long-term                                    ----
                  obligations.................               $395
                                                             ====

       Total future minimum rentals to be received under noncancelable operating subleases at December 31, 1994 were as follows:


           (Amounts in thousands)
           1995.......................... $119
                                          ====

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

       On February 13, 1995 the Company announced it would redeem all of the outstanding Series A Stock on March 14, 1995. (see Note 9).

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

       Stock Option Plans

       Pursuant to the Reorganization Plan, Messrs. Ratican and Froelich ("Senior Management") each received options, which are all currently exercisable, to purchase up to 277,778 shares of Common Stock at a price of $6.54 per option share. As of January 1, 1992, the Company entered into employment agreements with Senior
       Management. Under the terms of these employment agreements, each member of Senior Management received on February 25, 1992 options to purchase up to 150,000 shares of Common Stock at a price of $8.00 per option share. All of the options are currently exercisable.

       In December of 1990, the Company approved the 1990 Stock Option Plan (the "Stock Option Plan"). Under the terms of the Stock Option Plan, as amended, the Company may issue up to an aggregate of 1,000,000 stock options to directors, officers and other employees.

                                          December 31,    December 31,
                                             1994            1993
       (Amounts in thousands, except      ------------    ------------
          price range)
       Outstanding, beginning of year....    743              593
       Granted...........................    215              218
       Exercised.........................     88               16
       Forfeited.........................     10               52
       End of year
         Outstanding.....................    860              743
         Exercisable.....................    528              385
         Price Range..................... $8.00 - $13.25  $8.00-$12.75
         Available.......................     19              224

       Warrants

       In accordance with the Reorganization Plan, the Company issued warrants to itself, as disbursing agent for the allowed interests and equity holder claims. Upon issuance of the warrants (the "Warrants"), to these holders pursuant to the terms of the Reorganization Plan, the registered holders thereof were entitled to purchase for $9.98 per Warrant, in the aggregate, 555,555 shares of Common Stock. In June, 1994 the Company issued a redemption notice on the warrants whereby warrantholders who wished to exercise their Warrant had to do so by July 29, 1994. Any warrantholder who did not exercise their Warrant by tendering the Warrant certificate for redemption has received or is entitled to receive the redemption price of $.05 per Warrant. A total of 420,178 Warrants were exercised and the Company realized net proceeds of approximately $4.2 million.

       NOTE 7 - INCOME TAXES

       The benefit for income taxes at December 31 consisted of the following:

                                         1994      1993      1992
       (Amounts in thousands)          -------   -------   -------
       Current:
         Federal...................... $   219   $   120   $    75
         State........................     123       109        67
                                       -------   -------   -------
                                           342       229       142
                                       -------   -------   -------
       Deferred:
         Federal......................  (3,400)   (2,380)   (2,720)
         State........................    (600)     (420)     (480)
                                       -------   -------   -------
                                        (4,000)   (2,800)   (3,200)
                                       -------   -------   -------

       Benefit for income taxes....... $(3,658)  $(2,571)  $(3,058)
                                       =======   =======   =======

       The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                            1994       1993      1992
       (Amounts in thousands)             --------   --------  --------
       Loss carryforwards................ $(22,557)  $(30,202) $(35,616)
       Depreciation......................   (1,133)      (602)    1,193
       Other.............................   (2,465)    (2,137)   (1,851)
                                          --------   --------  --------

       Gross deferred tax assets.........  (26,155)   (32,941)  (36,274)
                                          --------   --------  --------

       Deferred tax assets valuation
         allowance.......................   16,155     26,941    33,074
                                          --------   --------  --------

       Deferred tax asset................ $(10,000)  $ (6,000) $ (3,200)
                                          ========   ========  ========

       The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

                                              1994       1993      1992
       (Amounts in thousands)               -------    -------   -------
       Tax provision at statutory rate..... $ 3,290    $ 1,026   $ 2,758
       State income taxes..................     123        109        67
       Benefit of NOL carryforwards........  (3,071)      (906)   (2,683)
       Anticipation of future benefit of
         NOLs..............................  (4,000)    (2,800)   (3,200)
                                            -------    -------   -------

       Benefit for income taxes............ $(3,658)   $(2,571)  $(3,058)
                                            =======    =======   =======

       Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code. As a result of the ownership change, the Company's utilization of pre-change net operating loss carryforwards ("NOLs") is limited to $6.3 million per year. In the event the annual amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. Should the Company experience a second "change of ownership", the annual limitations on NOLs would be recalculated.

       Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $25 million of NOLs. Accordingly, the Company recorded an increase of $4.0 million in 1994 to its deferred tax asset, from $6.0 million recorded as of December 31, 1993, resulting in an aggregate deferred tax asset of $10.0 million recorded as of December 31, 1994 for the recognition of anticipated future utilization of NOLs. The maximum amount of remaining NOLs that may be utilized in future years before expiring in the years 2002 to 2006 is limited to approximately $75 million.

       The Company's income before income taxes for financial statement purposes for the period of 1992 to 1994 was impacted by the incurrence of reorganization expenses and interest expense on the Senior Notes. The Company incurred reorganization expenses of
       $895,000 in 1992. The Company incurred interest expense related to the Senior Notes, which were issued in December of 1990 and redeemed in March of 1992, in the amount of $2.7 million in 1992. Excluding reorganization expenses and interest expense on the Senior Notes, the Company's cumulative pre-tax income for the period of 1992 to 1994 would have been approximately $24.4 million on a pro forma basis after reflecting these adjustments.

       NOTE 8 - EMPLOYEE RETIREMENT PLAN

       The Company adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the "Plan") in January, 1985. The Plan is a defined contribution 401(k) profit sharing plan covering employees of Maxicare Health Plans, Inc. and certain participating subsidiaries who have satisfied the eligibility requirements. The primary eligibility requirements are that an employee must be employed at a participating company, and must have completed one year of eligible service.

       The cost of the Plan is shared by the participants and the participating companies. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions totaled $289,000, $304,000 and $321,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

       NOTE 9 - SUBSEQUENT EVENTS

       On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of the Series A Stock on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of Series A Stock who wished to convert their shares into Common Stock were required to deliver written notice of their election to convert and tender the Series A Stock certificates properly endorsed to the Redemption Agent, American Stock Transfer & Trust Company, no later than 5:00 P.M. (Eastern Standard Time) on March 9, 1995. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. As of March 14, 1995, the remaining 21,000 shares of Series A Stock are no longer deemed to be outstanding and holders of Series A Stock certificates are entitled to receive only the Redemption Price without additional interest thereon when they surrender the Series A Stock Share certificates properly endorsed to the Redemption Agent.

       Quarterly Results of Operations (Unaudited)

       The following is a tabulation of the quarterly results of operations for the years ended December 31:

       (Amounts in thousands,                                  Three months ended,
       except per share data)                     ---------------------------------------------
       ---------------------                      March 31     June 30     Sept 30     Dec 31
                                                  ---------   ---------   ---------   ---------
       1994
       ----
       Operating revenues                         $106,925    $106,996    $108,301    $109,951

       Income (loss) from operations (1)          $  1,802    $   (700)   $  2,296    $  2,996

       Net income (loss) (2)                      $  2,281    $   (126)   $  3,103    $  8,077

       Net income (loss) available to common
       shareholders                               $    931    $ (1,476)   $  1,811    $  6,789

       Net income (loss) per common share (3)     $    .09    $   (.14)   $    .16    $    .45

       1993
       ----

       Operating revenues                         $109,175    $109,897    $108,986    $112,128

       Income (loss) from operations              $  2,321    $  2,012    $ (5,335)   $  1,415

       Net income (loss) (2)                      $  3,036    $  2,565    $ (4,689)   $  4,676

       Net income (loss) available to common
       shareholders                               $  1,686    $  1,215    $ (6,039)   $  3,326

       Net income (loss) per common share (3)     $    .16    $    .12    $   (.60)   $    .27



       (1) Includes a $3.0 million litigation  charge  recorded  in  the  second  quarter of 1994 as a result of a judgment awarding financing fees in connection with the Company's 1992 Series A
           Stock offering.

       (2) Includes a $4.0 million and  a  $2.8  million  income  tax  benefit from the recording of a deferred tax asset in the  fourth  quarters  of  1994  and 1993, respectively (see "Item 8.
           Financial Statements  and  Supplementary  Data  -  Note  7  to  the  Company's Consolidated
           Financial Statements").

       (3) Net income (loss) per common share  is  computed  on  a  primary basis for the three months ended March 31, June 30 and September 30,  1994 and 1993 due to the anti-dilutive effect of the assumed conversion of the Company's Preferred Stock to Common Stock.  Net income (loss)
           per common share assuming full dilution is reported for the three months ended December 31,
           1994 and 1993 due to the dilutive  effect of assuming conversion of the Company's Preferred
           Stock to Common Stock for that period.


       Item 9.  Changes in and Disagreements with Accountants on
                ------------------------------------------------
                Accounting and Financial Disclosures
                ------------------------------------

       Item 4.  Changes in Registrant's Certifying Accountants.

           (a)  Previous independent accountants

                On August 1, 1994 Maxicare Health Plans, Inc. ("Maxicare")
                dismissed  Price   Waterhouse   LLP   as  its  independent
                accountants.

                The reports of Price Waterhouse LLP on the consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                Maxicare's Audit Committee participated in and approved the decision to change independent accountants.

                In connection with its audits for the two most recent years and through August 1, 1994, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make reference to the subject matter of the disagreements(s) in connection with their reports.

                Price Waterhouse LLP furnished the Securities and Exchange Commission with a letter stating they agree with the above statements.

           (b)  New independent accountants

                Maxicare engaged Ernst & Young LLP as its new independent accountants as of August 5, 1994. During the two most recent fiscal years and through August 1, 1994 Maxicare has not consulted with Ernst & Young LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Maxicare's financial statements, and neither a written report was provided to Maxicare nor oral advice provided that Ernst & Young LLP concluded was an important factor considered by Maxicare in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv) and the related instructions to this item) or a reportable event (as described in Regulation S-K Item 304(a)(1)(v)).

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

       During 1994, a report required by Section 16(a) of the Securities Exchange Act of 1934 covering one transaction in the Company's common stock by Charles E. Lewis, M.D. was not filed on a timely basis; however, such report was subsequently filed. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission.

       Item 11. Executive Compensation
                ----------------------


       Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1994, 1993 and 1992, of those persons who were, at December 31, 1994 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (collectively the "Named Officers"):



                                                     Summary Compensation Table

                                                                    Long-Term
                                              Annual Compensation   Compensation
                                              -------------------   ------------

                                                                      Stock
                                                                      Options
                                                                      Awards      All Other
       Name and Principal Position    Year   Salary(1)   Bonus(2)      (#)      Compensation(3)
       ---------------------------    ----   ---------   --------    --------   ---------------
       Peter J. Ratican               1994   $425,000                               $5,539
       Chairman of the Board          1993   $425,000    $ 18,513                   $7,075
       of Directors, Chief            1992   $423,653    $148,122    150,000        $6,866
       Executive Officer and
       President

       Eugene L. Froelich             1994   $325,000                               $5,539
       Executive Vice President -     1993   $325,000    $ 18,513                   $7,075
       Finance and Administration,    1992   $323,654    $148,122    150,000        $6,866
       Chief Financial Officer
       and Director

       Alan D. Bloom                  1994   $203,000                  7,500        $4,697
       Senior Vice President,         1993   $200,000                  7,500        $6,000
       Secretary and General          1992   $195,000                               $5,850
       Counsel

       Richard A. Link                1994   $197,500                  5,000        $4,580
       Chief Accounting Officer       1993   $195,000                  5,000        $5,850
       and Senior Vice President      1992   $190,008                               $5,700
       -Accounting

       William B. Caswell             1994   $195,000                               $4,200
       Vice President, General        1993   $182,000                 10,000        $4,200
       Manager - Maxicare             1992   $154,818                 25,000
       California (4)


       (1)  Excludes distributions received during the  year  ended  December  31,  1994 and 1992 paid with respect to claims for pre-petition compensation paid pursuant to the Reorganization Plan.

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

       (4)  William B. Caswell's employment at the Company began in February 1992.


       Option Grants
       -------------

       Shown below is further information on grants of stock options pursuant to the 1990 Incentive Stock Option Plan during the year ended December 31, 1994, to the Named Officers which are reflected in the Summary Compensation Table.



                          Number of
                          Securities   Percentage of                                 Potential Realizable
                          Underlying   Total Options                                 Value at Assumed
                          Options       Granted to    Exercise or                    Annual Rates of Stock
                          Granted (1)  Employees in   Base Price       Expiration    Price Appreciation for
              Name          (#)        Fiscal 1994    ($/share)(2)        Date           Option Term (3)
       ------------------ -----------  -------------  ------------     ----------    ----------------------
                                                                                        5%           10%
                                                                                     --------     --------
       Alan D. Bloom        7,500         3.5%         $13.25       December 8, 1999  $27,455      $60,669
       Richard A. Link      5,000         2.3%         $13.25       December 8, 1999  $18,304      $40,446


       (1)  The options were granted as  of  December  8,  1994  and  vest in one-third installments on the first, second and third anniversaries of  the  date  of  grant.  If the grantee's employment is terminated under certain circumstances or there is a restructuring of the Company (as set forth in the option agreement) these options would become immediately exercisable.

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


       Option Exercises and Fiscal Year-End Values
       -------------------------------------------

       Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1994 and prior years under employment agreements and the 1990 Incentive Stock Option Plan to the Named Officers and held by them at December 31, 1994. None of the Named Officers exercised any stock options during 1994.

                                Number of Unexercised          Value of Unexercised
                                  Options Held At             In-the-Money Options At
                                December 31, 1994 (#)          December 31, 1994 (1)
                              -------------------------     -------------------------
             Name             Exercisable Unexercisable     Exercisable Unexercisable
       -------------------    ----------- -------------     ----------- -------------
       Peter J. Ratican        427,778                      $3,453,474
       Eugene L. Froelich      427,778                      $3,453,474
       Alan D. Bloom            12,500      12,500          $   84,988    $41,538
       Richard A. Link          71,667       8,333          $  502,910    $27,690
       William B. Caswell       20,000      15,000          $  116,233    $85,592


       (1) Based on the closing price on the NASDAQ-NMS on that date ($15.13), net of the option exercise price.

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

       As of January 1, 1995 the Company entered into an employment agreement, effective through December 31, 1998, with Alan D. Bloom and Richard A. Link. As of January 1, 1994, the Company entered into an employment agreement, effective through December 31, 1995, with William B. Caswell. The contracts provide a minimum base salary of $208,000, $205,000 and $195,000 for Messrs. Bloom, Link and Caswell, respectively, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. The contract with Mr. Caswell also provides that: (i) should he die, his estate shall receive the equivalent of thirty
       (30) days base salary; (ii) should the Company terminate his employment prior to the first anniversary of the contract for any reason other than death, incapacity, or Cause, he shall receive the equivalent of his annual base salary; (iii) should the Company terminate his employment on or after the first anniversary of the contract for any reason other than death, incapacity, or Cause, he shall receive the amount of the remainder of his annual base salary as would have been paid had the contract not been terminated which amount shall in no event be less than the equivalent of six (6) months base salary; and (iv) should his employment be terminated for any reason other than death, voluntary resignation, incapacity or Cause within six (6) months of a Change of Control, he shall receive the equivalent of his annual base salary. Cause is defined as (i) the willful and continued failure to perform duties pursuant to the employment agreement without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or
       (iii) the conviction of a felony or of a crime involving moral turpitude. Change of Control is defined as (i) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than fifty percent (50%) of the equity; or (ii) the sale or transfer of all or substantially all of its assets. The contracts with Messrs. Link and Bloom provide that should their employment be terminated under certain circumstances, they would receive up to the equivalent of four (4) months base salary.

       Compensation of Directors
       -------------------------

       During 1994, certain members of the Board received compensation for their services as directors. These members included Claude S. Brinegar, Leon M. Clements, Florence F. Courtright, Thomas W. Field, Jr., Charles E. Lewis and Alan S. Manne and they received cash payments of $30,750, $6,000, $27,000, $30,750, $31,500 and $29,250,
       respectively. During 1995, current directors, excluding directors who are also officers of the Company, will receive compensation for their services in the amount of $24,000 per year, plus $750 per meeting. In addition, these directors are entitled to be reimbursed for all of their reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

       Non-employee directors of the Company have received options to purchase shares of Common Stock which are immediately exercisable at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1994 held by each of the current and former directors, the date of grant and the exercise price of such options:

                                                             Exercise Price
          Director           # of Options  Date of Grant       Per Share
       -----------------     ------------  -------------     --------------
       Claude S. Brinegar       10,000     July 18, 1991        $ 9.25
                                10,000     December 20, 1993    $ 9.63

       Florence F. Courtright   10,000     November 5, 1993     $10.88

       Thomas W. Field          10,000     April 1, 1992        $10.50
                                10,000     December 20, 1993    $ 9.63

       Charles E. Lewis         10,000     May 20, 1991         $ 8.00
                                10,000     December 20, 1993    $ 9.63

       Alan S. Manne            10,000     January 28, 1994     $12.63

       Provided these directors continue to serve as directors of the Company, the exercise term of these options is five years. If the directorship is terminated, the options expire thirty (30) days from the date of such termination. In October 1994, Dr. Lewis exercised the 10,000 options granted to him on May 20, 1991.

       Compensation Committee Interlocks and Insider Participation
       -----------------------------------------------------------

       Peter J. Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1994. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines Mr. Ratican's total compensation package.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management
                 ----------

       The following table sets forth the number and percentage of the outstanding shares of Common Stock and Series A Stock owned beneficially as of December 31, 1994 by each director, by the Company's chief executive officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.

                                                  Amount and Nature of
                                               Beneficial Ownership(1)
                                               ------------------------
                                                                           Percentage   Percentage    Percentage
                                                                              of           of          of Total
       Name and Address of                     Common        Series A       Common      Series A       Voting
         Person or Group                       Stock(2)      Stock(2)(3)     Stock        Stock        Power(4)
       -------------------                     ---------     -----------   ----------   ----------    ----------
       Maxicare Health Plans, Inc.,              786,201                     7.3%                       4.6%
        as disbursing agent (5)
        1149 South Broadway Street
        Los Angeles, California  90015

       Cede & Co. (6)                          7,825,417                    72.1%                      45.6%
         P.O. Box 20
         Bowling Green Station
         New York, New York  10274

       FMR Corp (7)(8)                         1,409,673       473,600      11.6%         20.7%         8.2%
         82 Devonshire Street
         Boston, Massachusetts  02109

       Edward C. Johnson, III (7)(8)           1,409,673       473,600      11.6%         20.7%         8.2%
         82 Devonshire Street
         Boston, Massachusetts  02109

       Ryback Management Corporation (9)(10)   1,334,976       484,600      11.0%         21.2%         7.8%
         7711 Carondelet Avenue
         St. Louis, Missouri  63105

       Brown, Brothers, Harriman & Co. (9)       950,406       345,000       8.1%         15.1%         5.5%
         40 Water Street
         Boston, Massachusetts  02109

       Morgan Stanley Group Inc. (11)            908,711                     8.4%                       5.3%
         1251 Avenue of the Americas
         New York, New York  10020

       Morgan Stanley & Co. Incorporated (11)    908,700                     8.4%                       5.3%
         1221 Avenue of the Americas
         New York, New York  10020

       Husic Capital Management (12)             787,100                     7.3%                       4.6%
         555 California Street
         San Francisco, California  94104

       Frank J. Husic (12)                       787,100                     7.3%                       4.6%
         555 California Street
         San Francisco, California  94104


       -------------------------
       * - Less than one percent

                                                        Amount and Nature of
                                                     Beneficial Ownership(1)
                                                     ------------------------
                                                                              Percentage  Percentage  Percentage
                                                                                 of          of        of Total
       Name and Address of                           Common      Series A      Common     Series A     Voting
         Person or Group                             Stock(2)    Stock(2)(3)    Stock       Stock      Power(4)
       -------------------                           ---------   -----------  ----------  ----------  ----------
       Frank J. Husic & Co. (12)                       787,100                  7.3%                    4.6%
         555 California Street
         San Francisco, California  94104

       Mutual Series Fund Inc. (13)                    717,778      188,100     6.3%         8.2%       4.2%
         51 John F. Kennedy Parkway
         Short Hills, New Jersey  07078

       Heine Securities Corporation (13)               717,778      188,100      6.3%        8.2%        4.2%
         51 J.F.K. Parkway
         Short Hills, New Jersey 07078

       Michael F. Price (13)                           717,778      188,100      6.3%        8.2%        4.2%
         51 J.F.K. Parkway
         Short Hills, New Jersey  07078

       Froley, Revy Investment Co.,                    650,133      236,000      5.7%       10.3%        3.8%
         Inc. (9)(14)
         10900 Wilshire Boulevard, #1050
         Los Angeles, California  90024

       J.P. Morgan & Co. Incorporated (15)             535,612      190,000      4.7%        8.3%        3.1%
         23 Wall Street
         New York, New York  10015

       Smith Barney Shearson Holdings Inc. (16)        475,632     168,950       4.2%        7.4%        2.8%
         1345 Avenue of the Americas
         New York, New York  10105

       General Motors Pension Trusts (17)              429,420     150,000       3.8%        6.6%        2.5%
         767 Fifth Avenue
         New York, New York  10153

       Peter J. Ratican (18)                           427,996                   3.8%                    2.4%
         1149 South Broadway Street
         Los Angeles, California  90015

       Eugene L. Froelich (19)                         427,778                   3.8%                    2.4%
         1149 South Broadway Street
         Los Angeles, California  90015

       Richard A. Link (20)                             71,688                    *                      *
         1149 South Broadway Street
         Los Angeles, California  90015

       William B. Caswell (21)                          33,533                    *                      *
         1149 South Broadway Street
         Los Angeles, California  90015

       Claude S. Brinegar (22)(23)                      21,000                    *                      *
         1149 South Broadway Street
         Los Angeles, California  90015

       Thomas W. Field, Jr. (19)(23)                    20,000                    *                      *
         1149 South Broadway Street
         Los Angeles, California  90015

                                                        Amount and Nature of
                                                     Beneficial Ownership(1)
                                                     ------------------------
                                                                              Percentage  Percentage  Percentage
                                                                                 of          of        of Total
       Name and Address of                           Common      Series A      Common     Series A     Voting
         Person or Group                             Stock(2)    Stock(2)(3)    Stock       Stock      Power(4)
       -------------------                           ---------   -----------  ----------  ----------  ----------
       Alan D. Bloom (24)                               12,862                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Alan S. Manne (23)(25)                           10,500                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Charles E. Lewis (23)(25)                        10,016                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015

       Florence F. Courtright (19)(23)                  10,000                    *                       *
         1149 South Broadway Street
         Los Angeles, California  90015


       All Directors and Executive Officers
         as a Group (14 persons) (26)                1,176,064                   9.8%                    6.4%


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

       (3) On February 13, 1995 the Company announced that it will redeem all of the outstanding shares of Series A Stock on March 14, 1995 (see "Item 1. Business - Preferred Stock Redemption").

       (4) Assumes 10,849,607 shares of Common Stock outstanding, the conversion of 2,290,000 shares of Series A Stock outstanding (or 6,308,492 shares) and, with respect to each listed beneficial owner, the exercise or conversion of any option, warrant or right held by each such owner exercisable or convertible within 60 days.

       (5) These shares are held by the Company, as disbursing agent for the benefit of holders of Reorganization Plan classes 5A through 5H, 7 and 8A through 8D allowed claims and Reorganization Plan class 12 allowed interests and equity holder claims. The Company disclaims beneficial ownership of these shares. For information concerning the voting of these shares, see "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters."

       (6) Cede & Co. holds these shares as a nominee for the Depository Trust Company, which is the securities depository for various segments of the financial industry. None of these shares are owned beneficially by Cede & Co.

       (7) Includes 473,600 shares of Series A Stock and 94,800 shares of Common Stock beneficially owned by Fidelity Management and Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., as an investment advisor to several investment companies. One of the investment companies holds 447,500 shares of Series A Stock. Also includes 10,200 shares of Common Stock held by Fidelity Management Trust Company ("Trust"), a wholly-owned subsidiary of FMR Corp. as an investment manager of institutional account(s). The shares of Series A Stock are convertible into an aggregate of 1,304,673 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders. FMR Corp. and Edward C. Johnson, III (see (8) below) have sole dispositive authority of these shares. The power to vote the shares held by Fidelity resides with the Board of Trustees of the investment companies.

       (8) Edward C. Johnson, III owns 24.9% of the outstanding voting common stock of FMR Corp. Mr. Johnson III is Chairman of FMR Corp and together with Abigail P. Johnson, various Johnson family members and trusts for the benefit of Johnson family members, through their ownership of voting common stock and the execution of a family shareholders' voting agreement, form a controlling group with respect to FMR Corp.

       (9) The shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders. None of the holders currently hold shares of Common Stock.

       (10) Linder Fund, Inc. ("Linder") is a registered investment company and the shares owned by Linder are registered in nominee name. Pursuant to an investment advisory contract with Linder, Ryback Management Corporation, an investment advisor, has sole voting and dispositive power over the securities beneficially owned by Linder.

       (11) Morgan Stanley & Co. Incorporated ("MSCo"), a wholly-owned subsidiary of Morgan Stanley Group Inc. ("MS Group"), is a broker-dealer registered under section 15 of the Securities Exchange Act of 1934, which manages accounts on a discretionary basis. MSCo has shared voting and dispositive power over 908,700 shares. MS Group has shared voting power over 908,700 shares and shared dispositive power over 908,711 shares.

       (12) Husic Capital Management ("Husic") is a California limited partnership and registered investment advisor. Frank J. Husic is the sole shareholder of Frank J. Husic and Co. which is the sole general partner of Husic. These beneficial owners have shared voting rights with respect to 773,200 shares and shared dispositive rights over all shares.

       (13) Mutual Series Fund Inc. (the "Fund") is an investment company consisting of four separate series of stock. Two of the series, namely, Mutual Beacon Fund and Mutual Qualified Fund, are the beneficial owners of 58,000 shares and 130,100 shares, respectively, of Series A Stock. In addition, the Mutual Beacon Fund is the beneficial owner of 199,600 shares of Common Stock. The shares owned by these funds are registered in nominee name. Pursuant to investment advisory contracts with each of the series, Heine Securities Corporation ("Heine"), an investment advisor, has sole investment and voting power over the securities beneficially owned by the series. Michael F. Price, president of Heine, has shared investment and voting power over these shares. However, Heine and Mr. Price disclaim any beneficial ownership in such shares owned by the Fund. The shares of Series A Stock are convertible into an aggregate of 518,178 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders.

       (14) All shares are held on behalf of institutional investors and are subject to the sole voting and dispositive authority of Froley, Revy Investment Co., Inc.

       (15) Includes 12,200 shares of Common Stock and 190,000 shares of Series A Stock held in a fiduciary capacity by J.P. Morgan and Co. Incorporated through its subsidiaries J.P. Morgan Investment Management, Inc. and Morgan Guaranty Trust Company of New York. All shares of Common Stock and Series A Stock are subject to the sole dispositive authority of these subsidiaries of J.P. Morgan and Co. Incorporated and the shares of Series A Stock are subject to the sole voting authority of these entities. The shares of Series A Stock are convertible into an aggregate of 523,412 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders.

       (16) Includes 10,209 shares of Common Stock and 168,950 shares of Series A Stock held in a fiduciary capacity by Smith Barney Shearson Inc. ("Barney Shearson Holdings Inc. ("SBH") is the sole common shareholder of SBS and The Travelers Inc. ("TRV") is the sole shareholder of SBH. However, SBH and TRV disclaim any beneficial ownership in such shares. The shares of Series A Stock are convertible into an aggregate of 465,423 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to this holder. SBS has shared voting and dispositive power over all shares.

       (17) The shares of Common Stock and Series A Stock are held by Mellon Bank, N.A., acting as trustee (the "Trustee") under two separate trust agreements for the General Motors employee pension trusts (the "Trusts"). The Trustee may act for the Trusts with respect to such shares only pursuant to direction of one of the Trusts' applicable investment managers. General Motors Investment Management Corporation ("GMIMCo") is the investment manager with respect to 150,000 shares (in the aggregate) of Series A Stock. The shares of Series A Stock are convertible into an aggregate of 413,220 shares of Common Stock; the shares of Common Stock issuable upon conversion of the Series A Stock are included in the number of shares of Common Stock attributable to these holders. Investment and disposition decisions regarding the shares of Series A Stock and Common Stock managed by the Trusts' other investment managers are made by the personnel of such managers, who act independently of GMIMCo, although the continued engagement of such managers as investment managers for the Trusts is subject to the authorization of GMIMCo. Because of the Trustee's limited role, beneficial ownership of the shares of Series A Stock and Common Stock by the Trustee is disclaimed.

       (18) Includes 427,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (19) All shares (and the calculation of the percentage owned assumes such shares are outstanding) are subject to options which are currently exercisable or will become exercisable within 60 days.

       (20) Includes 71,667 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (21) Includes 28,333 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (22) Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (23) Does not include the Unallocated Shares, held of record by the Company. Under certain circumstances, the Independent Directors, currently Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright, have rights to vote the Unallocated Shares. The Independent Directors disclaim beneficial ownership of these shares. For further information on the voting of these shares, see "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters."

       (24) Includes 12,500 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (25) Includes 10,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (26) Includes 1,167,222 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

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

                Report of Independent Auditors - Ernst & Young LLP

                Consolidated Balance Sheets - At December 31, 1994
                  and 1993
                Consolidated Statements of Operations - Years ended
                  December 31, 1994, 1993 and 1992
                Consolidated Statements of Cash Flows - Years ended
                  December 31, 1994, 1993 and 1992
                Consolidated Statements of Changes in Shareholders'
                  Equity - Years ended December 31, 1994, 1993 and 1992
                Notes to Consolidated Financial Statements

       (a) 2. Financial Statement Schedules

                Schedule I - Condensed  Financial Information of Registrant
                - Condensed Balance Sheets at December 31, 1994 and 1993, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992, Notes to Condensed Financial Information of Registrant

                Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993 and 1992

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

        3.4 Amended Bylaws of Maxicare Health Plans, Inc., a Delaware corporation@@@

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

        4.12 Form of Certificate of Preferred Stock of Maxicare Health Plans, Inc.@

       10.1   Management Incentive Program*

       10.2   Incentive Compensation Agreement*

       10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@

       10.3c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@

       10.4c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plan, Inc. and Eugene L. Froelich, dated January 1, 1992

       10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1995

       10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1995

       10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995

       10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of January 1, 1995

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

       10.30  Maxicare Health Plans, Inc. 401(k) Plan*

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

       10.40 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 20, 1991@

       10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@

       10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@

       10.44  Amended Maxicare  Health  Plans,  Inc.  1990 Stock Option
              Plan@

       10.48a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and William B. Caswell, dated as of January 1, 1994@@@

       10.49 Stock Option Agreement by and between Maxicare Health Plans, Inc. and William B. Caswell, dated as of February 3, 1992@@

       10.50 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of April 1, 1992@@

       10.51d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of January 1, 1995

       10.52 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 5, 1990@@

       10.53 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 20, 1991@@

       10.54 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Florence Courtright, dated as of November 5, 1993@@@

       10.55 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 20, 1993@@@

       10.56 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 20, 1993@@@

       10.57 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard Link, dated as of December 20, 1993@@@

       10.58 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 20, 1993@@@

       10.59 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 20, 1993@@@

       10.60 Stock Option Agreement by and between Maxicare Health Plans, Inc. and William Caswell, dated as of December 20, 1993@@@

       10.61 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of December 20, 1993@@@

       10.62 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Dr. Charles E. Lewis, dated as of December 20, 1993@@@

       10.63 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of December 20, 1993@@@

       10.64a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and David Hammons, dated as of January 1, 1995

       10.65 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of May 20, 1991@@@

       10.66 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of December 20, 1991@@@

       10.67 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David Hammons, dated as of December 20, 1993@@@

       10.68 Lease by and between Maxicare Health Plans, Inc. and Transamerica Occidental Life Insurance Company, dated as of June 1, 1994#

       10.69 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan Manne, dated as of January 28, 1994

       10.70 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan Bloom, dated as of December 8, 1994

       10.71 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars Jerumanis, dated as of December 8, 1994

       10.72 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard Link, dated as of December 8, 1994

       10.73 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David Hammons, dated as of December 8, 1994

       10.74 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert Landis, dated as of December 8, 1994

       10.75 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki Perry, dated as of December 8, 1994

       10.76 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 27, 1995

       10.77 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 27, 1995

       21     List of Subsidiaries

       23.2   Consent of Independent Accountants - Ernst & Young LLP

       23.3   Consent of Independent Accountants - Price Waterhouse LLP

       27     Financial Data Schedule for  the  year ended December 31,
              1994

       28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***

       28.2   Stipulation   and    Order    Regarding   Conditions   to
              Effectiveness of Joint Plan of Reorganization***

       99     Report of Price Waterhouse LLP

       -------------------

       * Incorporated by reference from the Company's Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       ** Incorporated by reference from the Company's Reports on Form 8-K dated December 17, 1991 and January 31, 1992, in which this exhibit bore the same exhibit number.

       *** Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       #    Incorporated  by  reference  from  the  Company's Quarterly
            Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

       (b)  Reports on Form 8-K

            None.

                                    SIGNATURES



                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           March 14, 1995                    /s/ PETER J. RATICAN
           --------------                    ------------------------
               Date                              Peter J. Ratican
                                              Chief Executive Officer

           March 14, 1995                    /s/ EUGENE L. FROELICH
           --------------                    ------------------------
               Date                              Eugene L. Froelich
                                              Chief Financial Officer

           March 14, 1995                    /s/ RICHARD A. LINK
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

          Signatures                      Title                 Date
          ----------                      -----                 ----

       /s/ PETER J. RATICAN         Chairman and Director   March 14, 1995
       --------------------
           Peter J. Ratican

       /s/ EUGENE L. FROELICH       Director                March 14, 1995
       ----------------------
           Eugene L. Froelich

       /s/ CLAUDE S. BRINEGAR       Director                March 6, 1995
       -----------------------
           Claude S. Brinegar

       /s/ FLORENCE F. COURTRIGHT   Director                March 10, 1995
       --------------------------
           Florence F. Courtright

       /s/ THOMAS W. FIELD, JR.     Director                March 10, 1995
       ------------------------
           Thomas W. Field, Jr.

       /s/ CHARLES E. LEWIS         Director                March 10, 1995
       --------------------
           Charles E. Lewis

       /s/ ALAN S. MANNE            Director                March 5, 1995
       -----------------
           Alan S. Manne

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONDENSED BALANCE SHEETS

                           (Amounts in thousands)

                                                                               December 31,
                                                                              1994      1993
                                                                            --------  -------
       CURRENT ASSETS
         Cash and cash equivalents......................................... $ 4,528   $ 6,586
         Marketable securities.............................................  10,754     2,524
         Amounts due from affiliates.......................................   2,936     2,128
         Deferred tax asset................................................  10,000     6,000
         Other current assets..............................................     585       857
                                                                            -------   -------
            TOTAL CURRENT ASSETS...........................................  28,803    18,095

       PROPERTY AND EQUIPMENT, NET.........................................   2,052     3,229
       INVESTMENT IN SUBSIDIARIES..........................................  43,363    36,467
       OTHER LONG-TERM ASSETS..............................................   2,164     2,146
                                                                            -------   -------
            TOTAL ASSETS................................................... $76,382   $59,937
                                                                            =======   =======

       CURRENT LIABILITIES
         Payable to disbursing agent....................................... $ 6,248   $ 6,248
         Amounts due to affiliates.........................................     238
         Other current liabilities.........................................   4,166     1,159
                                                                            -------   -------
            TOTAL CURRENT LIABILITIES......................................  10,652     7,407

       OTHER LONG-TERM LIABILITIES.........................................     380       145
                                                                            -------   -------
            TOTAL LIABILITIES..............................................  11,032     7,552
                                                                            -------   -------
            TOTAL SHAREHOLDERS' EQUITY.....................................  65,350    52,385
                                                                            -------   -------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $76,382   $59,937
                                                                            =======   =======




                       See notes to condensed financial information of registrant.

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                           (Amounts in thousands)

                                                                       Years ended December 31,
                                                                      1994       1993      1992
                                                                    --------   -------   --------
       REVENUES
         Equity in earnings (losses) of subsidiaries............... $ 9,895    $(1,208)  $  2,295
         Service agreement income..................................   9,017     15,419     15,215
         Other income..............................................      22          4        707
                                                                    -------    -------   --------
            TOTAL REVENUES.........................................  18,934     14,215     18,217
                                                                    -------    -------   --------
       EXPENSES
         Health care expenses......................................                        (2,004)
         Marketing, general and administrative expenses............  14,576     12,531      7,534
         Depreciation expense......................................   1,875      3,872      1,648
         Reorganization expenses...................................                           895
                                                                    -------    -------   --------
            TOTAL EXPENSES.........................................  16,451     16,403      8,073
                                                                    -------    -------   --------
       INCOME (LOSS) FROM OPERATIONS...............................   2,483     (2,188)    10,144

         Investment income.........................................     618        504        973
         Interest expense, net of inter-company interest income
           and expense.............................................     (20)       (62)    (3,005)
                                                                    -------    -------   --------
       INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS...   3,081     (1,746)     8,112

       INCOME TAX BENEFIT..........................................  10,254      7,334      3,058
                                                                    -------    -------   --------
       INCOME BEFORE EXTRAORDINARY ITEMS...........................  13,335      5,588     11,170

       EXTRAORDINARY ITEMS (net of income taxes of $0).............                       (14,241)
                                                                    -------    -------   --------

       NET INCOME (LOSS)...........................................  13,335      5,588     (3,071)

       PREFERRED STOCK DIVIDENDS...................................  (5,280)    (5,400)    (4,350)
                                                                    -------    -------   --------

       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.......... $ 8,055    $   188   $ (7,421)
                                                                    =======    =======   ========







                        See notes to condensed financial information of registrant.


                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)

                                                                   Years ended December 31,
                                                                  1994      1993        1992
                                                                --------   -------    --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)..................................... $13,335    $ 5,588    $ (3,071)
         Adjustments to reconcile net income (loss) to
          net cash provided by operating activities
            Depreciation expense...............................   1,875      3,872       1,648
            Amortization of Senior Notes discount..............                            139
            Extraordinary items................................                         14,241
            Equity in (earnings) losses of subsidiaries........  (9,895)     1,208      (2,295)
             Changes in assets and liabilities:
                Changes in other miscellaneous assets and
                  liabilities..................................  (1,460)    (6,905)     (7,213)
                                                                -------    -------    --------
       Net cash provided by operating activities...............   3,855      3,763       3,449
                                                                -------    -------    --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         (Purchases) sales of marketable securities, net.......  (8,230)     8,945     (11,444)
         Capital contributions to subsidiaries, net............  (4,770)   (12,443)       (150)
         Dividends received from subsidiaries..................   7,769     10,490       7,287
         Purchases of property and equipment...................    (208)      (397)
         Dispositions of property and equipment................      10
         Increase due to merger with HCS Computer, Inc.........                            171
                                                                -------    -------    --------
       Net cash provided by (used for) investing activities....  (5,429)     6,595      (4,136)
                                                                -------    -------    --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Senior Notes redemption...............................                        (67,000)
         Issuance of preferred stock...........................                         60,000
         Issuance costs paid on preferred stock................                         (3,700)
         Payment of preferred stock dividends..................  (5,280)    (5,400)     (4,350)
         Cash transferred to disbursing agent..................               (971)       (781)
         Payments on capital lease obligations.................               (373)       (340)
         Payments on long-term debt to affiliates..............    (114)    (1,050)     (1,050)
         Stock options exercised...............................     717        136         134
         Warrants exercised....................................   4,193
                                                                -------    -------    --------
       Net cash used for financing activities..................    (484)    (7,658)    (17,087)
                                                                -------    -------    --------
       Net (decrease) increase in cash and cash equivalents....  (2,058)     2,700     (17,774)
       Cash and cash equivalents at beginning of period........   6,586      3,886      21,660
                                                                -------    -------    --------
       Cash and cash equivalents at end of period.............. $ 4,528    $ 6,586    $  3,886
                                                                =======    =======    ========
       Supplemental disclosures of cash flow information:
         Cash paid during the year for -
            Interest........................................... $    24    $    28    $  2,582
            Income taxes....................................... $   163    $   284    $     43


                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)

                                                                   Years ended December 31,
                                                                  1994      1993        1992
                                                                --------   -------    --------
       Supplemental schedule of non-cash investing activities:
         Capital lease obligations incurred for purchase of
          property and equipment and intangible assets......... $   484

         Book value of assets exchanged for assets.............            $    40
         Fair value of assets exchanged........................                (25)
                                                                           -------
         Loss on assets exchanged..............................            $    15
                                                                           =======
         In conjunction with the merger of HCS Computer, Inc.
         the following assets and liabilities were assumed:
            Non-cash assets....................................                       $  7,978
            Liabilities........................................                            483
                                                                                      --------
                                                                                      $  7,495
                                                                                      ========







                        See notes to condensed financial information of registrant.


                           MAXICARE HEALTH PLANS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



       NOTE 1 - GENERAL


       The condensed financial information of the registrant ("MHP") should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements which are included elsewhere herein.

       Certain amounts for 1993 and 1992 have been reclassified to conform to the 1994 presentation.


       NOTE 2 - COMMITMENTS AND OTHER CONTINGENCIES


       MHP's assets held under capital leases at December 31, 1994 and 1993 of $378,000 and $145,000, respectively, (net of $106,000 and
       $1.6 million, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

       Future minimum  lease  commitments    for  noncancelable  leases at
       December 31, 1994 were as follows:

                                           Operating   Capitalized
                                            Leases       Leases
            (Amounts in thousands)         ---------   -----------
            1995..........................  $1,187        $174
            1996..........................   1,235         175
            1997..........................   1,323          58
            1998..........................   1,431
            1999..........................   1,034
            Thereafter....................      82
                                            ------        ----
            Total minimum
              obligations.................  $6,292         407
                                            ======

            Less current
              portion.....................                 174
            Long-term                                     ----
              obligations.................                $233
                                                          ====

                          MAXICARE HEALTH PLANS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                      For the Year Ended December 31, 1994



       Column A                 Column B              Column C              Column D       Column E
       --------                 ---------       -----------------------     --------       --------

                                                    Additions
                                                -----------------------
                                Balance at      Charged to   Charged to
                                beginning       costs and    other accounts    Deductions    Balance at
       Description              of period       expenses      - describe       - describe   end of period
       -----------              ----------      ---------   ---------------   ------------  -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:     $2,706                       $665(1)                         $3,371

       Other valuation
         accounts:                    34                                         $2(2)             32
                                  ------                       ----              --            ------
                                  $2,740                       $665              $2            $3,403
                                  ======                       ====              ==            ======



                                      For the Year Ended December 31, 1993


       Column A                  Column B               Column C               Column D        Column E
       --------                  ---------       --------------------------   ----------     ------------
                                                        Additions
                                                 --------------------------
                                 Balance at      Charged to  Charged to
                                 beginning       costs and   other accounts   Deductions     Balance at
       Description               of period       expenses    - describe       - describe     end of period
       -----------               ----------      ---------   --------------   ----------     -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:     $2,324                        $382(1)                         $2,706

       Other valuation
         accounts:                    34                                                            34
                                  ------                        ----                            ------
                                  $2,358                        $382                            $2,740
                                  ======                        ====                            ======





       (1)  Reduction in premium revenue.
       (2)  Reduction in notes receivable reserve.


                        MAXICARE HEALTH PLANS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (Amounts in thousands)

                    For the Year Ended December 31, 1992




       Column A                  Column B                 Column C             Column D        Column E
       --------                  --------        --------------------------   -----------    ------------
                                                          Additions
                                                 --------------------------
                                 Balance at      Charged to      Charged to
                                 beginning       costs and     other accounts  Deductions     Balance at
       Description               of period       expenses       - describe    - describe     end of period
       -----------               ----------      ---------     -------------- -----------    -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:     $2,853                                      $    529(1)      $2,324

       Other valuation
         accounts:                 3,154                                         3,120(2)          34
                                  ------                                        ------         ------
                                  $6,007                                        $3,649         $2,358
                                 =======                                        ======         ======



       (1)  Write-off of aged retroactive billing adjustments.
       (2)  Write-off of notes receivable reserve.

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

        2.5 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived, filed on December 4, 1990*

        2.6      Agreement and Plan of Merger of Maxicare
                 Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990 (without exhibits or schedules)*

        3.1      Charter of Maxicare Health Plans, Inc.,
                 a Delaware corporation*

        3.3      Amendment to Charter of Maxicare Health
                 Plans, Inc., a Delaware corporation@

        3.4      Amended Bylaws of Maxicare Health
                 Plans, Inc., a Delaware corporation@@@

       -------------------------
       * Incorporated by reference from the Company's Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    ----------------------------------------      -----------
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

         4.10    Series A Cumulative Convertible Preferred
                 Stock Purchase Agreement dated as of
                 December 17, 1991**

         4.11    Series A Cumulative Convertible Preferred
                 Stock Purchase Agreement dated as of
                 January 31, 1992**

         4.12    Form of Certificate of Preferred Stock of
                 Maxicare Health Plans, Inc.@

       -------------------------
       *  Incorporated  by  reference   from   the  Company's  Registration
          Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       ** Incorporated by reference from the Company's Reports on Form 8-K dated December 17, 1991 and January 31, 1992, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number  Description                                     Page Number
       ------  ----------------------------------------        -----------
       10.1    Management Incentive Program*

       10.2    Incentive Compensation Agreement*

       10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Peter J. Ratican, dated as of January 1,
               1992@

       10.3c   Amendment No. 1 to the Employment and
               Indemnification Agreement by and between
               Maxicare Health Plans, Inc. and Peter J.
               Ratican, dated as of January 1, 1992             95 of 201

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Eugene L. Froelich, dated January 1,
               1992@

       10.4c   Amendment No. 1 to the Employment and
               Indemnification Agreement by and between
               Maxicare Health Plans, Inc. and Eugene L.
               Froelich dated, January 1, 1992                  97 of 201

       10.7e   Employment and Indemnification Agreement by
               and between Maxicare Health Plans, Inc. and
               Vicki F. Perry, dated as of January 1, 1995      99 of 201

       10.8d   Employment and Indemnification Agreement
               by and between Maxicare Health Plans, Inc.
               and Alan D. Bloom, dated as of January 1,
               1995                                            107 of 201

       10.9d   Employment and Indemnification Agreement
               by and between Maxicare Health Plans,
               Inc. and Richard A. Link, dated as of
               January 1, 1995                                 114 of 201

       10.12e  Employment and Indemnification Agreement by
               and between Maxicare Health Plans, Inc. and
               Aivars Jerumanis, dated as of January 1,
               1995                                            121 of 201

       -------------------------
       * Incorporated by reference from the Company's Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

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

       10.30   Maxicare Health Plans, Inc. 401(k) Plan*

       10.35   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Charles
               E. Lewis, dated as of May 20, 1991@

       10.36   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Claude
               S. Brinegar, dated as of July 18, 1991@

       10.38   Stock Option Agreement by and between
               Maxicare Health Plans, Inc. and Richard
               A. Link, dated as of December 20, 1991@

       -------------------------
       *   Incorporated  by  reference   from  the  Company's  Registration
           Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------
       10.40    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars
                Jerumanis, dated as of December 20, 1991@

       10.42    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Peter J.
                Ratican, dated as of February 25, 1992@

       10.43    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Eugene
                L. Froelich, dated as of February 25,
                1992@

       10.44    Amended Maxicare Health Plans, Inc.
                1990 Stock Option Plan@

       10.48a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
                and William B. Caswell, dated as of January
                1, 1994@@@

       10.49    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and William
                B. Caswell, dated as of February 3, 1992@@

       10.50    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Thomas W.
                Field, Jr., dated as of April 1, 1992@@

       10.51d   Employment and Indemnification Agreement
                by and between Maxicare Health Plans, Inc.
                and Robert Landis, dated as of January 1,
                1995                                           129 of 201

       10.52    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 5, 1990@@

       -------------------------

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------
       10.53    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 20, 1991@@

       10.54    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Florence
                Courtright, dated as of November 5, 1993@@@

       10.55    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Vicki
                F. Perry, dated as of December 20, 1993@@@

       10.56    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan D.
                Bloom, dated as of December 20, 1993@@@

       10.57    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard
                Link, dated as of December 20, 1993@@@

       10.58    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars
                Jerumanis, dated as of December 20, 1993@@@

       10.59    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 20, 1993@@@

       10.60    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and William
                Caswell, dated as of December 20, 1993@@@

       10.61    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Thomas
                W. Field, Jr., dated as of December 20,
                1993@@@

       10.62    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Dr. Charles
                E. Lewis, dated as of December 20, 1993@@@

       10.63    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Claude
                S. Brinegar, dated as of December 20, 1993@@@

       -------------------------

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form
           10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------
       10.64a   Employment and Indemnification Agreement
                by and between Maxicare Health Plans, Inc.
                and David Hammons, dated as of January 1,
                1995                                           136 of 201

       10.65    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of May 20, 1991@@@

       10.66    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of December 20, 1991@@@

       10.67    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                Hammons, dated as of December 20, 1993@@@

       10.68    Lease by and between Maxicare Health Plans,
                Inc. and Transamerica Occidental Life
                Insurance Company, dated as of June 1, 1994#

       10.69    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan
                Manne dated as of January 28, 1994             143 of 201

       10.70    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan
                Bloom, dated as of December 8, 1994            148 of 201

       10.71    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars
                Jerumanis, dated as of December 8, 1994        154 of 201

       10.72    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard
                Link, dated as of December 8, 1994             160 of 201

       10.73    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                Hammons, dated as of December 8, 1994          166 of 201

       10.74    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert
                Landis, dated as of December 8, 1994           172 of 201

       -------------------------
       @@@ Incorporated by reference from the Company's Annual Report on Form
           10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       # Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                                 Sequential
       Number   Description                                    Page Number
       ------   ----------------------------------------       -----------
       10.75    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Vicki
                Perry, dated as of December 8, 1994            178 of 201

       10.76    Restricted Stock Grant Agreement by
                and between Maxicare Health Plans,
                Inc. and Peter J. Ratican, dated as
                of February 27, 1995                           184 of 201

       10.77    Restricted Stock Grant Agreement by
                and between Maxicare Health Plans,
                Inc. and Eugene L. Froelich, dated
                as of February 27, 1995                        190 of 201

       21       List of Subsidiaries@@@

       23.2     Consent of Independent Accountants
                - Ernst & Young LLP                            197 of 201

       23.3     Consent of Independent Accountants
                - Price Waterhouse LLP                         198 of 201

       27       Financial Data Schedule for the year
                ended December 31, 1994                        199 of 201

       28.1     Notice That The Conditions to
                Effectiveness of the Plan Have Been
                Met or Waived***

       28.2 Stipulation and Order Regarding Conditions to Effectiveness of Joint Plan of Reorganization***

       99       Report of Price Waterhouse LLP                 201 of 201

       -------------------------
       *** Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.