Form 10-Q
period 1995-03-31
MAXICARE HEALTH PLANS INC
filed 1995-05-05
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

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

                           Yes  [ X ]     No  [  ]

       Common Stock, $.01 par value - 17,295,250 shares outstanding as of May 4, 1995, of which 664,567 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)


                                                                     March 31,   December 31,
                                                                       1995         1994
                                                                    ----------   ------------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  36,452    $  37,858
         Marketable securities.....................................    48,329       43,558
         Accounts receivable, net..................................    19,373       18,314
         Deferred tax asset........................................    10,000       10,000
         Prepaid expenses..........................................     2,817        2,741
         Other current assets......................................       275          299
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   117,246      112,770
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,471        5,461
         Furniture and equipment...................................    24,534       26,137
                                                                    ---------    ---------
                                                                       30,005       31,598
           Less accumulated depreciation and amortization..........    27,726       29,077
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,279        2,521
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,266        2,285
         Statutory deposits........................................    11,356       10,953
         Intangible assets, net....................................       153          163
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    13,775       13,401
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 133,300    $ 128,692
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  41,241    $  47,095
         Accounts payable..........................................       302          285
         Deferred income...........................................     5,852        2,338
         Accrued salary expense....................................     2,502        2,709
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     6,225        3,780
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    62,370       62,455
       LONG-TERM LIABILITIES.......................................       819          887
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    63,189       63,342
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value, 1995 - 2,600 shares
           and 1994 - 5,000 shares authorized, 1994 - 2,290 shares
           issued and outstanding..................................                     23
         Common stock, $.01 par value - 40,000 shares authorized,
           1995 - 17,295 shares and 1994 - 10,850 shares issued and
           outstanding.............................................       173          108
         Additional paid-in capital................................   246,085      246,054
         Accumulated deficit.......................................  (176,147)    (180,835)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    70,111       65,350
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 133,300    $ 128,692
                                                                    =========    =========

                                  See notes to consolidated financial statements.

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)


                                                                       For the three months ended March 31,
                                                                               1995          1994
                                                                             --------      --------
       OPERATING REVENUES................................................... $112,355      $106,925
                                                                             --------      --------
       OPERATING EXPENSES
          Physician services................................................   44,222        41,096
          Hospital services.................................................   33,601        32,374
          Outpatient services...............................................   15,925        16,243
          Other health care services........................................    3,451         4,227
                                                                             --------      --------
            TOTAL HEALTH CARE EXPENSES......................................   97,199        93,940

          Marketing, general and administrative expenses....................   10,574        10,420
          Depreciation and amortization.....................................      294           763
                                                                             --------      --------
       TOTAL OPERATING EXPENSES.............................................  108,067       105,123
                                                                             --------      --------

       INCOME FROM OPERATIONS...............................................    4,288         1,802

          Investment income, net of interest expense........................    1,341           564
                                                                             --------      --------
       INCOME BEFORE INCOME TAXES...........................................    5,629         2,366

       INCOME TAX PROVISION.................................................      941            85
                                                                             --------      --------
       NET INCOME...........................................................    4,688         2,281

       PREFERRED STOCK DIVIDENDS............................................                 (1,350)
                                                                             --------      --------
       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.......................... $  4,688      $    931
                                                                             ========      ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

       Primary
          Primary Earnings per Common Share................................. $    .35      $    .09
                                                                             ========      ========
          Weighted average number of common and common
           equivalent shares outstanding....................................   13,423        10,773
                                                                             ========      ========
       Fully Diluted
          Fully Diluted Earnings per Common Share........................... $    .26      $    .09
                                                                             ========      ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,083        10,773
                                                                             ========      ========



                             See notes to consolidated financial statements.

                                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                       (Unaudited)

                                                                       For the three months ended March 31,
                                                                                1995          1994
                                                                              --------     ---------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income........................................................ $  4,688     $  2,281
           Adjustments to reconcile net income to net cash provided by
           (used for) operating activities:
              Depreciation and amortization..................................      294          763
              Gain on dispositions of property and equipment.................                    (4)
              Changes in assets and liabilities:
                Increase in accounts receivable..............................   (1,059)      (1,791)
                Decrease in estimated claims and incentives payable..........   (5,854)      (1,465)
                Increase (decrease) in deferred income.......................    3,514         (335)
                Changes in other miscellaneous assets and
                  liabilities................................................    2,242         (161)
                                                                              --------     --------
           Net cash provided by (used for) operating activities..............    3,825         (712)
                                                                              --------     --------
           CASH FLOWS FROM INVESTING ACTIVITIES:
              Dispositions of property and equipment.........................                     6
              Purchases of property and equipment............................      (42)         (51)
              Increase in statutory deposits.................................     (403)         (27)
              Proceeds from sales of marketable securities...................   14,324       10,449
              Purchases of marketable securities.............................  (19,095)     (15,360)
              Decrease in long-term receivables..............................       19
                                                                              --------     --------
           Net cash used for investing activities............................   (5,197)      (4,983)
                                                                              --------     --------
           CASH FLOWS FROM FINANCING ACTIVITIES:
              Payments on capital lease obligations..........................      (49)          (3)
              Payment of preferred stock dividends...........................                (1,350)
              Stock options exercised........................................      540          445
              Redemption of preferred stock..................................     (525)
                                                                              --------     --------
           Net cash used for financing activities............................      (34)        (908)
                                                                              --------     --------
           Net decrease in cash and cash equivalents.........................   (1,406)      (6,603)
           Cash and cash equivalents at beginning of period..................   37,858       38,672
                                                                              --------     --------
           Cash and cash equivalents at end of period........................ $ 36,452     $ 32,069
                                                                              ========     ========
           Supplemental disclosures of cash flow information:
              Cash paid during the period for -
                Interest..................................................... $     10     $      3

           Supplemental schedule of non-cash investing and financing
              activities:
                Conversion of preferred stock to common stock................ $ 56,725
                Issuance of restricted common stock.......................... $  2,096
                Capital lease incurred for purchase of equipment.............              $     35



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

       For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1994.

       Net Income Per Common and Common Equivalent Share
       -------------------------------------------------
       Primary earnings per share is computed by subtracting preferred stock dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. Common shares issued upon the conversion of preferred stock (see Note 2) have been included in the weighted average number of common shares outstanding subsequent to the conversion date. Fully diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the market price at the end of the period and shares assumed to be issued upon conversion of the Company's preferred stock. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding and the preferred shares have been excluded from the weighted average number of preferred shares outstanding subsequent to the conversion date. Fully diluted earnings per share is reported only when the amount calculated is less than the primary earnings per share. For the three months ended March 31, 1994 fully diluted earnings per share exceeded the primary earnings per share (i.e. was "anti-dilutive") so fully diluted earnings per share is not reported.

       NOTE 2 - PREFERRED STOCK REDEMPTION:

       The Company concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. After the Redemption Date, the remaining 21,000 shares of Series A Stock are no longer deemed to be outstanding and holders of Series A Stock certificates are entitled to receive $25.4625 per share.

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       Maxicare Health Plans, Inc. and subsidiaries (the "Company") reported net income of $4.7 million for the three months ended March 31, 1995, compared to $2.3 million for the same three month period in 1994. Net income per common share on a fully diluted basis was $.26 for the first quarter of 1995, compared to $.09 for 1994.

       The Company reported a 5.1% increase in operating revenues for the three months ended March 31, 1995 to $112.4 million, compared to the same period in 1994, primarily as a result of the new Medicaid business in California and a net aggregate increase in operating revenues in the Company's other operations. In the first quarter of 1995, Maxicare experienced a 1.7% increase in membership and a 3.4% average increase in premium revenue per member as compared to the first quarter of 1994.

       Health care expenses increased 3.5% to $97.2 million in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to increased membership; however, health care expenses as a percentage of operating revenues (the "medical loss ratio") decreased 1.4% to 86.5% contributing to the $2.5 million increase to the Company's income from operations to $4.3 million.

       Marketing, general and administrative expenses for the first quarter of 1995 increased 1.5% to $10.6 million as compared to 1994 and remain below 10.0% of operating revenues. This increase was more than offset by a $469,000 decrease in depreciation and amortization expense to $294,000 for the three months ended March 31, 1995 as compared to the same period in 1994.

       Net investment income for the first quarter of 1995 increased by $777,000 to $1.3 million, as compared to 1994, due to higher interest rates and greater cash and investment balances.

       The Company reported a $941,000 provision for income taxes for the three months ended March 31, 1995 as compared to $85,000 for the same period in 1994 due to the increase in taxable income.

       Maxicare concluded the redemption of its Series A Stock (see Note 2 to the Consolidated Financial Statements) and as a result of this redemption, the Company is no longer required to pay Series A Stock dividends.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1995, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $18.6 million at March 31, 1995, with deposit and reserve requirements representing $10.9 million of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7.7 million. The Company's total Restricted Net Assets at March 31, 1995 was $18.8 million. In addition to the $15.8 million in cash, cash equivalents and marketable securities held by MHP, approximately $21.6 million could be considered available to transfer to MHP from operating subsidiaries.

       All of MHP's operating subsidiaries are direct subsidiaries of MHP. All of the Company's HMOs are federally qualified, and, with the exception of the Company's South Carolina HMO, all of the Company's operating HMOs are licensed in the state where they primarily operate. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity to operate as a licensed HMO in the state of South Carolina. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. The Company can not predict at this time the required capital infusion, if any, which may result from the separate licensing of the South Carolina HMO in the state of South Carolina or operating it as a division of one of the Company's operating HMOs. If infusion of additional cash resources is required to ensure compliance with statutory deposit and net worth requirements, the Company does not believe such an infusion will have a material adverse effect on its operations taken as a whole.

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

       $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). Such distributions were allocated sixty percent (60%) to redeem outstanding Senior Notes and forty percent (40%) to the Distribution Trust for the benefit of certain classes of creditors. As a result of the foregoing, the Company made a Consolidated Net Worth Distribution of $2.0 million in 1992 based on the Company's net worth at December 31, 1991. In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding principal amount and accrued interest on the Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that if this matter were to be litigated its position in this matter will ultimately prevail. Currently, the Company is engaged in settlement discussions with the New Committee with respect to a resolution of this matter; however, there can be no assurances that an agreement between the parties can be reached. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

       With a current ratio (i.e. current assets divided by current liabilities) of 1.9 and less than $1.0 million in long-term liabilities at March 31, 1995, the Company does not believe that it needs additional working capital at this time. Although the Company believes it would be able to raise additional working capital through either an equity infusion or borrowings, if it so desired, the Company can not state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1994 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

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

                None


       Item 5:  Other Information
                -----------------

                None


       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

       (a)  Exhibits
            --------

            None

       (b)  Reports on Form 8-K
            -------------------

            February 13, 1995 - Item 5. Other Events: Notice of Redemption of Series A Cumulative Convertible Preferred Stock

            March 14, 1995 - Item 5. Other Events: Results of Redemption of Series A Cumulative Convertible Preferred Stock

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                            (Registrant)


                                      /s/ EUGENE L. FROELICH
                                      ---------------------------
       May 5, 1995                        Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration