Form 10-Q
period 1995-06-30
MAXICARE HEALTH PLANS INC
filed 1995-08-09
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

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


                         Yes   [ X ]   No   [   ]

       Common Stock, $.01 par value - 17,329,585 shares outstanding as of August 4, 1995, of which 643,270 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)

                                                                     June 30,    December 31,
                                                                       1995         1994
                                                                    -----------  ---------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  37,222    $  37,858
         Marketable securities.....................................    43,230       43,558
         Accounts receivable, net..................................    21,537       18,314
         Deferred tax asset.......................................     10,000       10,000
         Prepaid expenses..........................................     2,451        2,741
         Other current assets......................................       283          299
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   114,723      112,770
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,440        5,461
         Furniture and equipment...................................    24,402       26,137
                                                                    ---------    ---------
                                                                       29,842       31,598
           Less accumulated depreciation and amortization..........    27,720       29,077
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,122        2,521
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,246        2,285
         Statutory deposits........................................    11,679       10,953
         Intangible assets, net....................................       144          163
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    14,069       13,401
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 130,914    $ 128,692
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  36,564    $  47,095
         Accounts payable..........................................       368          285
         Deferred income...........................................     4,486        2,338
         Accrued salary expense....................................     2,824        2,709
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     4,203        3,780
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    54,693       62,455

       LONG-TERM LIABILITIES.......................................       733          887
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    55,426       63,342
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares authorized,
           1994 - 2,290 shares issued and outstanding..............                     23
         Common stock, $.01 par value - 40,000 shares authorized,
           1995 - 17,330 shares and 1994 - 10,850 shares issued
           and outstanding.........................................       173          108
         Additional paid-in capital................................   246,565      246,054
         Accumulated deficit.......................................  (171,250)    (180,835)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    75,488       65,350
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 130,914    $ 128,692
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

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)




                                                                                For the three        For the six
                                                                                months ended         months ended
                                                                                  June 30,             June 30,
                                                                             ------------------   ------------------
                                                                               1995      1994       1995      1994
                                                                             --------  --------   --------  --------
       OPERATING REVENUES................................................... $113,692  $106,996   $226,047  $213,921
                                                                             --------  --------   --------  --------
       OPERATING EXPENSES
          Physician services................................................   44,904    42,667     89,126    83,763
          Hospital services.................................................   34,594    31,652     68,195    64,026
          Outpatient services...............................................   16,197    15,746     32,122    31,989
          Other health care services........................................    2,875     3,831      6,326     8,058
                                                                             --------  --------   --------  --------
            TOTAL HEALTH CARE EXPENSES......................................   98,570    93,896    195,769   187,836

          Marketing, general and administrative expenses....................   10,591    10,255     21,165    20,675
          Depreciation and amortization.....................................      301       545        595     1,308
          Litigation expense................................................              3,000                3,000
                                                                             --------  --------   --------  --------
            TOTAL OPERATING EXPENSES........................................  109,462   107,696    217,529   212,819
                                                                             --------  --------   --------  --------
       INCOME (LOSS) FROM OPERATIONS........................................    4,230      (700)     8,518     1,102

          Investment income, net of interest expense........................    1,679       673      3,020     1,237
                                                                             --------  --------   --------  --------
       INCOME (LOSS) BEFORE INCOME TAXES....................................    5,909       (27)    11,538     2,339

       INCOME TAX PROVISION.................................................    1,012        99      1,953       184
                                                                             --------  --------   --------  --------
       NET INCOME (LOSS)....................................................    4,897      (126)     9,585     2,155

       PREFERRED STOCK DIVIDENDS............................................              1,350                2,700
                                                                             --------  --------   --------  --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS................... $  4,897  $ (1,476)  $  9,585  $   (545)
                                                                             ========  ========   ========  ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Note 1

       Primary
          Primary Earnings per Common Share................................. $    .27  $   (.14)  $    .61  $   (.05)
                                                                             ========  ========   ========  ========
          Weighted average number of common and common equivalent
            shares outstanding..............................................   18,092    10,835     15,758    10,802
                                                                             ========  ========   ========  ========
       Fully Diluted
          Fully Diluted Earnings per Common Share........................... $    .27  $   (.14)  $    .53  $   (.05)
                                                                             ========  ========   ========  ========
          Weighted average number of common and common equivalent
            shares outstanding..............................................   18,092    10,835     18,076    10,802
                                                                             ========  ========   ========  ========







                                           See notes to consolidated financial statements.





                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)


                                                                      For the six months ended June 30,
                                                                           1995                1994
                                                                         --------            --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................... $  9,585            $  2,155
       Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
         Depreciation and amortization..................................      595               1,308
         Gain on dispositions of property and equipment.................       (8)                 (3)
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable...................   (3,223)                248
           (Decrease) increase in estimated claims and incentives
             payable....................................................  (10,531)                717
           Changes in other miscellaneous assets and liabilities........    3,234               1,537
                                                                         --------            --------
       Net cash provided by (used for) operating activities.............     (348)              5,962
                                                                         --------            --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................        4                   7
         Purchases of property and equipment............................     (173)               (189)
         (Increase) decrease in statutory deposits......................     (726)              3,346
         Proceeds from sales and maturities of marketable securities....   34,578              29,284
         Purchases of marketable securities.............................  (34,250)            (39,199)
         Decrease in long-term receivables..............................       39
                                                                         --------            --------
       Net cash used for investing activities...........................     (528)             (6,751)
                                                                         --------            --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations..........................      (80)                (20)
         Payment of preferred stock dividends...........................                       (2,700)
         Stock options exercised........................................      845                 463
         Redemption of preferred stock..................................     (525)
         Warrants exercised.............................................                           52
                                                                         --------            --------
       Net cash provided by (used for) financing activities.............      240              (2,205)
                                                                         --------            --------
       Net decrease in cash and cash equivalents........................     (636)             (2,994)
       Cash and cash equivalents at beginning of period.................   37,858              38,672
                                                                         --------            --------
       Cash and cash equivalents at end of period....................... $ 37,222            $ 35,678
                                                                         ========            ========
       Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest..................................................... $     21            $      7
           Income taxes................................................. $  1,670

       Supplemental schedule of non-cash investing and financing
         activities:
           Conversion of preferred stock to common stock ............... $56,725
           Issuance of restricted common stock.......................... $ 2,096
           Capital lease incurred for purchase of equipment and
             intangible assets..........................................                     $    658



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

       Capital Stock and Net Income (Loss) Per Common and Common
       ---------------------------------------------------------
       Equivalent Share
       ----------------

       The Company concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. As a result of the redemption of the Series A Stock the Company paid no preferred stock dividends in 1995, and, accordingly, no consideration is given to preferred stock dividends in the calculation of earnings per share for the three and six month periods ended June 30, 1995.

       Primary earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding subsequent to the conversion date.

       Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the market price at the end of the period (or average market price if use of that price results in greater dilution) and shares assumed to be issued upon conversion of the Company's preferred stock. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding and the preferred shares have been excluded from the weighted average number of common equivalent shares outstanding subsequent to the conversion date.

       Fully diluted earnings per share are reported only when the amount calculated is less than the primary earnings per share. For the three and six months ended June 30, 1994 fully diluted earnings per share exceeded the primary earnings per share (i.e., the calculations were "anti-dilutive") so primary earnings per share are reported as fully diluted.

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       Maxicare Health Plans, Inc. and subsidiaries (the "Company") reported net income of $4.9 million for the three months ended June 30, 1995, compared to a net loss of $126,000 for the three months ended June 30, 1994. Net income per common and common equivalent share was $.27 for the second quarter of 1995, compared to a net loss per common and common equivalent share of $.14 for the same period in 1994. Excluding a $3.0 million litigation charge recorded in the second quarter of 1994, the Company would have reported net income of $2.9 million for the three months ended June 30, 1994 and net income per common and common equivalent share available to common shareholders of $.14.

       Operating revenues were $113.7 million for the second quarter of 1995, a 6.3% increase when compared to the same period in 1994. Increased operating revenues were primarily the result of new Medi-Cal business in California and a net increase in operating revenues in the Company's other operations. In the second quarter of 1995, the Company experienced a 3.4% increase in membership and a 2.8% average increase in premium revenue per member as compared to the second quarter of 1994.

       Health care expenses increased 5.0% to $98.6 million in the second quarter of 1995 as compared to the second quarter of 1994;
       however, health care expenses as a percentage of operating revenues (the "medical loss ratio") decreased 1.1 percentage points to 86.7%, resulting in an increase in the excess of the Company's operating revenues over its total health care expenses (the "gross margin") of $1.2 million.

       Marketing, general and administrative ("M,G&A") expenses for the second quarter of 1995 increased 3.3% to $10.6 million as compared to the second quarter of 1994 but remain below 10.0% of operating revenues. This increase was offset by a $244,000 decrease in depreciation and amortization expense to $301,000 for the three months ended June 30, 1995.

       Net investment income for the second quarter of 1995 increased by $1.0 million to $1.7 million, as compared to 1994, due to higher interest rates and greater cash and investment balances.

       The Company reported a $1.0 million provision for income taxes for the three months ended June 30, 1995 as compared to $.1 million for the same period in 1994 due to an increase in taxable income.

       The Company concluded the redemption of its Series A Stock on March 14, 1995 and, as a result of this redemption, is no longer required to pay Series A Stock dividends.

       For the six months ended June 30, 1995 the Company earned net income available to common shareholders of $9.6 million as compared to a net loss available to common shareholders of $.5 million for the same period in 1994. This $10.1 million improvement is the result of a $4.2 million increase in gross margin, a $.2 million reduction in M,G&A, depreciation and amortization expenses, an increase of $1.8 million in investment income, the absence in 1995 of the aforementioned $3.0 million litigation charge, and the elimination of Series A Stock dividends amounting to $2.7 million in 1994, all partially offset by an increase of $1.8 million in the Company's income tax provision.

       The Company's membership has increased by 11% since January 1, 1995 to approximately 319,000 members as of July 1, 1995. Significant membership increases were realized in the Company's Indiana and California HMOs and were primarily attributable to increases in both commercial accounts and Medi-Cal enrollments. The impact of this 11% membership increase will be substantially realized in periods subsequent to the six months ended June 30, 1995.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1995, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $27.8 million at June 30, 1995, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $11.0 million and $8.4 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $8.4 million. The Company's total Restricted Net Assets at June 30, 1995 were $28.1 million. In addition to the $18.5 million in cash, cash equivalents and marketable securities held by MHP, approximately $15.3 million could be considered available to transfer to MHP from operating subsidiaries.

       All of MHP's operational subsidiaries are direct subsidiaries of MHP. All of the Company's HMOs are federally qualified, and, with the exception of the Company's South Carolina HMO, all of the Company's operating HMOs are licensed in the states where they primarily operate. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity to operate as a licensed HMO in the state of South Carolina. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. The Company cannot predict at this time the required capital infusion, if any, which may result from the separate licensing of the South Carolina HMO in the state of South Carolina or the operation of it as a division of one of the
       Company's operating HMOs. If infusion of additional cash resources is required to ensure compliance with statutory deposit and net worth requirements, the Company does not believe that such an infusion will have a material adverse effect on its operations taken as a whole.

       The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
       Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

       Pursuant to the Company's plan of reorganization (the "Reorganization Plan"), the Company was required to make distributions based on its consolidated net worth in excess of

       $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). Such distributions were allocated sixty percent (60%) to redeem outstanding Senior Notes and forty percent (40%) to the Distribution Trust for the benefit of certain classes of creditors. As a result of the foregoing, the Company made a Consolidated Net Worth Distribution of $2.0 million in 1992 based on the Company's net worth at December 31, 1991. In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding principal amount and accrued interest on the Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that if this matter were to be litigated its position in this matter would ultimately prevail. Currently, the Company is engaged in settlement discussions with the New Committee with respect to a resolution of this matter; however, there can be no assurances that an agreement between the parties can be reached. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

       With a current ratio (i.e., current assets divided by current liabilities) of 2.1 and less than $1.0 million of long-term liabilities at June 30, 1995, the Company does not believe that it needs additional working capital at this time. Although the Company believes that it would be able to raise additional working capital through either an equity infusion or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1994 Annual report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.


       c.PENN HEALTH

       On February 27, 1991 the Company filed a petition against the Commonwealth of Pennsylvania, Department of Public Welfare (the "DPW") with the Pennsylvania Board of Claims (the "Board") seeking damages in excess of $24 million. Pursuant to an order of the Board, the action was set for trial in two phases; a liability phase and a damages phase. The trial before the Board of contractual issues pertaining to DPW's liability (the "Liability Phase") concluded on July 25, 1994. On December 2, 1994, the Board issued an order concerning the Liability Phase which found that:
       (i) a contract exists between Penn Health Corporation ("Penn Health") and the DPW; (ii) the DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of the DPW. The trial to determine damages in the action has been scheduled by the Board to commence on September 11, 1995. The Company believes that its claims against the DPW are meritorious and that it will prevail in its action before the Board.

       d. OTHER LITIGATION

       The Company is a defendant in a number of other lawsuits arising in the ordinary course of operating its HMOs, including cases in which plaintiffs assert claims against the Company or third parties that might in turn assert indemnity or contribution claims against the Company for malpractice, negligence, bad faith failure to pay claims on a timely basis or denial of coverage. The Company does not believe that an adverse determination in any one or more of these cases would have a material, adverse effect on the Company's business and operations.

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

                None.

       Item 5:  Other Information
                -----------------

                None.

       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

                (a)  Exhibits
                     --------

                     Exhibit 10.78. Maxicare Health Plans, Inc. 1995 Stock Option Plan

                     Exhibit 27.  Financial Data Schedule

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                            (Registrant)


       August 8, 1995                  /s/ EUGENE L. FROELICH
                                      ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration

                                 INDEX TO EXHIBITS



       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    ----------------------------------------      -----------
       10.78     Maxicare Health Plans, Inc., 1995 Stock        16 of 37
                 Option Plan

       27        Financial Data Schedule                        36 of 37