Form 10-Q
period 1995-09-30
MAXICARE HEALTH PLANS INC
filed 1995-11-08
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



       Commission file number: 0-12024
                               -------

                       MAXICARE HEALTH PLANS, INC.
       ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                               95-3615709
       -------------------------------             ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


       1149 South Broadway Street, Los Angeles, California      90015
       ---------------------------------------------------   ----------
       (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code   (213) 765-2000
                                                            --------------



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


                         Yes   [ X ]   No   [   ]

       Common Stock, $.01 par value - 17,364,585 shares outstanding as of November 3, 1995, of which 641,746 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)

                                                                   September 30, December 31,
                                                                       1995         1994
                                                                    -----------  ---------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  43,386    $  37,858
         Marketable securities.....................................    51,970       43,558
         Accounts receivable, net..................................    21,433       18,314
         Deferred tax asset........................................    10,000       10,000
         Prepaid expenses..........................................     1,706        2,741
         Other current assets......................................       295          299
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   128,790      112,770
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,441        5,461
         Furniture and equipment...................................    24,694       26,137
                                                                    ---------    ---------
                                                                       30,135       31,598
           Less accumulated depreciation and amortization..........    27,984       29,077
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,151        2,521
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................     2,226        2,285
         Statutory deposits........................................    11,660       10,953
         Intangible assets, net....................................       134          163
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    14,020       13,401
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 144,961    $ 128,692
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  40,237    $  47,095
         Accounts payable..........................................       358          285
         Deferred income...........................................     7,823        2,338
         Accrued salary expense....................................     2,613        2,709
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     3,453        3,780
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    60,732       62,455

       LONG-TERM LIABILITIES.......................................       826          887
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    61,558       63,342
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares authorized,
           1994 - 2,290 shares issued and outstanding..............                     23
         Common stock, $.01 par value - 40,000 shares authorized,
           1995 - 17,360 shares and 1994 - 10,850 shares issued
           and outstanding.........................................       174          108
         Additional paid-in capital................................   247,011      246,054
         Accumulated deficit.......................................  (163,782)    (180,835)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    83,403       65,350
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 144,961    $ 128,692
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

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)




                                                                                For the three        For the nine
                                                                                months ended         months ended
                                                                                September 30,        September 30,
                                                                             ------------------   ------------------
                                                                               1995      1994       1995      1994
                                                                             --------  --------   --------  --------
       OPERATING REVENUES................................................... $119,879  $108,301   $345,926  $322,222
                                                                             --------  --------   --------  --------
       OPERATING EXPENSES
          Physician services................................................   45,329    43,452    134,455   127,215
          Hospital services.................................................   38,108    32,076    106,303    96,102
          Outpatient services...............................................   16,866    15,714     48,988    47,703
          Other health care services........................................    3,879     3,953     10,205    12,011
                                                                             --------  --------   --------  --------
            TOTAL HEALTH CARE EXPENSES......................................  104,182    95,195    299,951   283,031

          Marketing, general and administrative expenses....................   10,935    10,371     32,100    31,046
          Depreciation and amortization.....................................      317       439        912     1,747
          Litigation expense................................................                                   3,000
                                                                             --------  --------   --------  --------
            TOTAL OPERATING EXPENSES........................................  115,434   106,005    332,963   318,824
                                                                             --------  --------   --------  --------
       INCOME FROM OPERATIONS...............................................    4,445     2,296     12,963     3,398

          Investment income, net of interest expense........................    1,600       893      4,620     2,130
                                                                             --------  --------   --------  --------

       INCOME BEFORE INCOME TAXES...........................................    6,045     3,189     17,583     5,528

       INCOME TAX BENEFIT (PROVISION).......................................    1,423       (86)      (530)     (270)
                                                                             --------  --------   --------  --------

       NET INCOME...........................................................    7,468     3,103     17,053     5,258

       PREFERRED STOCK DIVIDENDS............................................             (1,292)              (3,992)
                                                                             --------  --------   --------  --------

       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.......................... $  7,468  $  1,811   $ 17,053  $  1,266
                                                                             ========  ========   ========  ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Note 1

       Primary
          Primary earnings per common share................................. $    .41  $    .16   $   1.03  $    .12
                                                                             ========  ========   ========  ========
          Weighted average number of common and common equivalent
            shares outstanding..............................................   18,113    11,116     16,543    10,906
                                                                             ========  ========   ========  ========
       Fully Diluted
          Fully diluted earnings per common share........................... $    .41  $    .16   $    .94  $    .12
                                                                             ========  ========   ========  ========
          Weighted average number of common and common equivalent
            shares outstanding..............................................   18,200    11,116     18,174    10,906
                                                                             ========  ========   ========  ========







                                           See notes to consolidated financial statements.







                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)


                                                                   For the nine months ended September 30,
                                                                           1995                1994
                                                                         --------            --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................... $ 17,053            $  5,258
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization..................................      912               1,747
         Gain on dispositions of property and equipment.................       (8)                (10)
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable...................   (3,119)              1,331
           (Decrease) increase in estimated claims and incentives
             payable....................................................   (6,858)              1,915
           Changes in other miscellaneous assets and liabilities........    6,371               4,219
                                                                         --------            --------
       Net cash provided by operating activities........................   14,351              14,460
                                                                         --------            --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................        5                  14
         Purchases of property and equipment............................     (221)               (268)
         (Increase) decrease in statutory deposits......................     (707)              3,354
         Proceeds from sales and maturities of marketable securities....   41,938              42,022
         Purchases of marketable securities.............................  (50,350)            (67,716)
         Decrease in long-term receivables..............................       59
                                                                         --------            --------
       Net cash used for investing activities...........................   (9,276)            (22,594)
                                                                         --------            --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations..........................     (139)                (78)
         Stock options exercised........................................    1,117                 460
         Redemption of preferred stock..................................     (525)
         Warrants exercised.............................................                        4,193
         Payment of preferred stock dividends...........................                       (3,992)
                                                                         --------            --------
       Net cash provided by financing activities........................      453                 583
                                                                         --------            --------
       Net increase (decrease) in cash and cash equivalents.............    5,528              (7,551)
       Cash and cash equivalents at beginning of period.................   37,858              38,672
                                                                         --------            --------
       Cash and cash equivalents at end of period....................... $ 43,386            $ 31,121
                                                                         ========            ========
       Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest..................................................... $     30            $     21
           Income taxes................................................. $  2,668            $     66

       Supplemental schedule of non-cash investing and financing
         activities:
           Conversion of preferred stock to common stock ............... $ 56,725
           Issuance of restricted common stock.......................... $  2,096
           Capital lease incurred for purchase of equipment and
             intangible assets.......................................... $    289            $    658



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

       Capital Stock and Net Income Per Common and Common Equivalent
       -------------------------------------------------------------
       Share
       -----

       The Company concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. As a result of the redemption of the Series A Stock the Company paid no preferred stock dividends in 1995, and, accordingly, no consideration is given to preferred stock dividends in the calculation of earnings per share for the three and nine month periods ended September 30, 1995.

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

       Fully diluted earnings per share are reported only when the amount calculated is less than the primary earnings per share. For the three and nine months ended September 30, 1994 fully diluted earnings per share exceeded the primary earnings per share (i.e., the calculations were "anti-dilutive") so primary earnings per share are reported as fully diluted.

       Income Taxes
       ------------

       The Company reported a $1.4 million income tax benefit for the three months ended September 30, 1995 due to a change in estimate of the net operating loss carryforwards that can be utilized in the current year period.

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       The Company reported net income of $7.5 million for the three months ended September 30, 1995, compared to net income of $3.1 million for the three months ended September 30, 1994. Net income per common share on a fully diluted basis was $.41 for the third quarter of 1995, compared to net income per common share of $.16 for the third quarter of 1994.

       Operating revenues were $119.9 million for the third quarter of 1995, a 10.7% increase when compared to the same period in 1994. The increased operating revenues were the result of an 11.4% increase in membership, partially offset by a 0.7% decrease in premium revenue per member per month. Increased operating revenues were primarily generated by new Medicaid lines of business in California and Indiana and by the Company's commercial line of business in Indiana, California, Illinois and North Carolina.

       Health care expenses increased 9.4% to $104.2 million in the third quarter of 1995 as compared to the third quarter of 1994; however, health care expenses as a percentage of operating revenues (the "medical loss ratio") decreased 1.0 percentage point to 86.9%, contributing $1.2 million of the $2.6 million increase in the excess of the Company's operating revenues over its total health care expenses (the "gross margin").

       Marketing, general and administrative ("M,G&A") expenses for the third quarter of 1995 increased 5.4% to $10.9 million as compared to the third quarter of 1994 but decreased as a percentage of operating revenues from 9.6% to 9.1%. Depreciation and amortization expenses decreased by $122,000 for the three months ended September 30, 1995 when compared to the same period in 1994.

       Net investment income for the third quarter of 1995 increased by $.7 million to $1.6 million as compared to the same period in 1994. This increase was due to greater cash and investment balances primarily attributable to the results of operations and to higher interest rates.

       The Company reported a $1.4 million income tax benefit for the three months ended September 30, 1995 due to a change in estimate of net operating loss carryforwards that can be utilized in the current year period.

       Maxicare concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995. As a result of this redemption, the Company is no longer required to pay Series A Stock dividends.

       For the nine months ended September 30, 1995 the Company reported net income of $17.1 million as compared to $5.3 million for the same period in 1994. This $11.8 million increase is due to an improvement in the gross margin of $6.8 million, an increase of $2.5 million in net investment income and the impact in 1994 of a $3.0 million litigation charge, all partially offset by a $.3 million increase in the provision for income taxes and a $.2 million increase in the combined total of M,G&A and depreciation and amortization expenses. The medical loss ratio for the nine months ended September 30, 1995 was 86.7% as compared to 87.8% for the same period in 1994.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1995, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $29.8 million at September 30, 1995, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $11.2 million and $10.2 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $8.4 million. The Company's total Restricted Net Assets at September 30, 1995 were $30.0 million. In addition to the $21.5 million in cash, cash equivalents and marketable securities held by MHP, approximately $16.0 million could be considered available for transfer to MHP from operating subsidiaries.

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

       Pursuant to the Company's plan of reorganization (the "Reorganization Plan"), the Company was required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). Such distributions were allocated sixty percent (60%) to redeem outstanding Senior Notes and forty percent (40%) to the Distribution Trust for the benefit of certain classes of creditors. As a result of the foregoing, the Company made a Consolidated Net Worth Distribution of $2.0 million in 1992 based on the Company's net worth at December 31, 1991. In March 1992, the Company consummated the sale of $60 million of Series A Stock. The proceeds from this sale, plus internally generated cash, were utilized to redeem in April 1992 the entire outstanding principal amount and accrued interest on the Senior Notes. The sale of the Series A Stock had the effect of significantly increasing the net worth of the Company. The Company does not believe the Reorganization Plan contemplated either the issuance of the Series A Stock or the redemption of the Senior Notes, and accordingly, the Company believes the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated on a basis as if the sale of the Series A Stock had not been consummated and the Senior Notes had not been redeemed. As a result of the foregoing, the Company calculated the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000, which was deposited for distribution to certain creditors under the Reorganization Plan in March 1993. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is not required since the Senior Notes were fully redeemed. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that if this matter were to be litigated its position in this matter would ultimately prevail. In addition, the Company has in the past had settlement discussions with the New Committee with respect to a resolution of this matter. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued.

       With a current ratio (i.e., current assets divided by current liabilities) of 2.1 and less than $1.0 million of long-term liabilities at September 30, 1995, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity infusion or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1994 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.


       c. PENN HEALTH

       On February 27, 1991 the Company filed a petition against the Commonwealth of Pennsylvania, Department of Public Welfare (the "DPW") with the Pennsylvania Board of Claims (the "Board") seeking damages in excess of $24 million. Pursuant to an order of the Board, the action was set for trial in two phases; a liability phase and a damages phase. The trial before the Board of contractual issues pertaining to DPW's liability (the "Liability Phase") concluded on July 25, 1994. On December 2, 1994, the Board issued an order concerning the Liability Phase which found that:
       (i) a contract exists between Penn Health Corporation ("Penn Health") and the DPW; (ii) the DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of the DPW. Commencing on September 18, 1995 the Board heard testimony on the parties' respective damages (the "Damages Phase"). The parties are waiting for the Board to schedule additional trial days to conclude testimony on damages issues and the trial. Following conclusion of the Damages Phase the parties will submit legal memoranda to the Board, before a ruling will be issued by the Board. The Company believes that its claims against the DPW are meritorious and that it will prevail in its action before the Board.

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

                None.

       Item 3:  Defaults Upon Senior Securities
                -------------------------------

                None.

       Item 4:  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                On July 28, 1995 the Company held its 1995 Annual Meeting of Stockholders for the purposes of electing two directors to the Board and approving the adoption of the Company's 1995 Stock Option Plan. Florence F. Courtright and Eugene
                L. Froelich were elected as directors at the meeting, to serve for a period of three years and until their
                successors  are  duly  qualified  and  elected.    Of  the
                12,011,940 votes cast for purposes of electing two directors; (i) 11,859,711 were cast for Ms. Courtright and 152,229 were withheld; and (ii) 11,859,837 were cast for Mr. Froelich and 152,103 were withheld. Following the meeting, Claude S. Brinegar, Thomas W. Field, Jr., Charles
                E. Lewis, Alan S. Manne and Peter J. Ratican continued to serve as directors of the Company.

                Adoption of the Company's 1995 Stock Option Plan was approved by the stockholders with 4,910,719 votes cast for approval, 4,000,788 votes cast against approval, 145,012 votes abstaining and 2,826,908 broker non-votes.

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                            (Registrant)


       November 8, 1995               /s/ EUGENE L. FROELICH
                                      ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration

                                 INDEX TO EXHIBITS



       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    ----------------------------------------      -----------
       27        Financial Data Schedule                        16 of 17