Form 10-K
period 1995-12-31
MAXICARE HEALTH PLANS INC
filed 1996-04-01
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K


       [X] Annual report pursuant to Section  13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal year ended December 31, 1995; or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       Commission file number: 0-12024
                               -------

                           MAXICARE HEALTH PLANS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               95-3615709
       -------------------------------             -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


       1149 South Broadway Street, Los Angeles, California     90015
       ---------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (213) 765-2000
                                                           --------------

             Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
                 Title of each class             on which registered
                 -------------------            ---------------------
                       None                             None


             Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

                         Exhibit Index page 81 of 130
                                  1 of 130

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


                                   -----


           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                               YES   X    NO
                                   -----     -----


           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996:


                    Common Stock, $.01 par value - $457,722,000


           The number of shares outstanding of each of the issuer's classes of capital stock, as of March 22, 1996:


                    Common Stock, $.01 par value - 17,510,652 shares


           As of March 22, 1996, Registrant had 636,112 shares of Common Stock being held by the Registrant, as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I
                                     ------

       Item 1. Business
               --------

       General
       -------

       Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily in the field of managed health care. MHP and subsidiaries (the "Company") have a combined enrollment of approximately 361,000 as of February 29, 1996. MHP owns and operates a system of seven health maintenance organizations ("HMOs") in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina, and Wisconsin and additionally operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages, including group, Medicaid and Medicare HMO, preferred provider organization ("PPO"), exclusive provider organization, group life and accidental death and dismemberment insurance, administrative services only programs, wellness programs, outcomes measures and high dollar claims audits. In addition, the Company offers a number of pharmacy programs, including benefit design, formulary management, claims processing and mail order services for employers and their employees.

       Through its HMO operations the Company arranges for the delivery of comprehensive health care services to its members for a predetermined, prepaid fee. The Company provides these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services provided to members, and with hospitals and other providers under a variety of fee arrangements. The Company believes that an HMO offers certain advantages over traditional health insurance:

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

           - To health care providers, such as physician groups and hospitals, an HMO provides a more predictable revenue source.

       The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
       (213) 765-2000.

       History
       -------

       The Company's HMO business originated in California in 1973. The Company began multi-state operations in June 1982 by purchasing 100% of CNA Health Plans, Inc. As part of its expansion strategy, the Company acquired all of the stock of HealthCare USA Inc. ("HealthCare") and HealthAmerica Corporation ("HealthAmerica") in the fourth quarter of 1986. At that time, HealthCare owned or managed HMOs in three states and HealthAmerica owned or managed HMOs in 17 states, including 11 states not previously served by the Company.

       The acquisitions of HealthCare and HealthAmerica were highly leveraged and resulted in a substantial increase in the Company's long-term debt. These acquisitions, combined with adverse industry conditions and inadequate pricing policies, produced a dramatic downturn in the Company's operating performance and financial condition. As a result of the deteriorating financial, operational and regulatory situations, MHP and forty-seven affiliated entities filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in March and April of 1989 (the "Petition Dates"). Hereinafter, all 48 entities which filed bankruptcy petitions may from time to time be referred to as the "Debtors".

       Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations of the Debtors, were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan").

       As of January 31, 1996, approximately $88.6 million in cash, $39.7 million principal amount of Senior Notes, $19.2 million of cash in lieu of the now redeemed Senior Notes (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements"), 9.8 million shares of Common Stock (including approximately 420,000 shares of Common Stock issued pursuant to the exercise of Warrants) had been distributed to holders of allowed claims and interests under the Reorganization Plan. The remaining amounts of cash and securities will be distributed to holders of allowed claims upon adjudication of the remaining disputed claims pursuant to a formula set forth in the Reorganization Plan.

       In addition to the foregoing, certain assets of the Debtors which were not retained by the reorganized Company were transferred to a distribution trust for liquidation on behalf of the creditors (the "Distribution Trust") after reimbursement of expenses of the Distribution Trust. As of January 31, 1996, $9.6 million has been disbursed by the Distribution Trust to the disbursing agent. The Company anticipates that future distributions will be made from the Distribution Trust.

       Pursuant to the Reorganization Plan, the Company was required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). The Company has made distributions of $2.0 million and $1.0 million related to the periods ended December 31, 1991 and 1992, respectively. The committee representing the creditors (the "New Committee") has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company has, on a number of occasions, responded to various questions raised by and inquiries of the New Committee regarding this matter and believes that its position in this matter will ultimately prevail. Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the year ended December 31, 1992 the maximum potential liability of $7.2 million related to this matter (see "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

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

       Preferred Stock Redemption
       --------------------------

       On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of Series A Stock on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of Series A Stock who wished to convert their shares into Common Stock were required to deliver written notice of their election to convert and tender the Series A Stock certificates properly endorsed to the Redemption Agent, American Stock Transfer & Trust Company, no later than 5:00 P.M. (Eastern Standard Time) on March 9, 1995. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. The remaining holders of 21,000 shares of Series A Stock were entitled to receive only the Redemption Price without additional interest thereon upon surrender of the Series A Stock certificates properly endorsed to the Redemption Agent.

       Overview of Managed Health Care Services
       ----------------------------------------

       HMO. The Company owns and operates a multi-state system of HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay all or most of a predetermined fee that does not vary with the nature or extent of health care services provided to the member, and the member pays a relatively small copayment for certain services. The fixed payment distinguishes HMOs from conventional health insurance plans that contain customary copayment and deductible features and also require the submission of claim forms. An HMO receives a fixed amount from its members regardless of the nature and extent of health care services provided, and as a result, has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions and the review of specialist referrals by primary care physicians. The HMO's goal is to combine the delivery of and access to quality health care services with effective management controls in order to make the most cost-effective use of health care resources.

       Although HMOs have been operating in the United States for over half of a century, their popularity began increasing in the 1970s in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item 1. Business - Government Regulation").

       The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group which provides services primarily for HMO members and receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO either contracts with a physicians' association, which in turn contracts directly with individual physicians, or contracts directly with individual physicians. In either case, these physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, hospitals and other health care providers. The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs primarily utilize network, group and independent practice association models.

       PPO. PPO products include certain attributes of managed care; however, a PPO is similar to conventional health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a portion of the provider's fees as in a conventional indemnity plan. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California, Louisiana, Illinois and North Carolina. The Company's PPO line of business comprised approximately one percent (1%) of the Company's combined enrollment at February 29, 1996.

       Medicaid. Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to qualified low-income residents. A Medicaid managed care initiative developed by a state must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. Under the contract with a state, the Company receives a fixed monthly payment for which it is required to provide managed health care services to a member. Medicaid beneficiaries do not pay any premiums, deductibles or co-payments.

       The Company began providing HMO services to Medicaid recipients in Indiana in May of 1995 under the terms of a two year contract with that state. The Company has contracted for one year terms with the states of California and Wisconsin to provide HMO services to the respective state's Medicaid recipients since 1994 and 1984, respectively. As of February 29, 1996, the Medicaid programs comprised approximately fourteen percent (14%) of the Company's total enrollment.

       Medicare. The Company has entered into federally sponsored one year Medicare contracts to provide HMO services to Medicare beneficiaries in California and Indiana. The programs, known as
       MAX 65 Plus, provide Medicare recipients with a choice between standard Medicare coverage or MAX 65 Plus which has no deductibles and minimal copayments. The MAX 65 Plus programs comprised approximately one percent (1%) of the Company's total enrollment as of February 29, 1996.

       Specialty Managed Care and Other Insurance Services. In addition to its core HMO operations, the Company offers a range of specialty managed care and other insurance services. The Company operates a 24 hour managed care program ("Max at Work") in conjunction with an independent workers' compensation insurance carrier, which provides HMO and workers' compensation coverage in one coordinated and comprehensive managed care system. Under this program, both occupational and nonoccupational injuries and health care needs are covered by benefit packages administered on a coordinated basis. The Company also offers a number of pharmacy programs including benefit design, formulary management, claims processing and mail order services for employers and their employees. Through MLH, the Company offers group life and accidental death and dismemberment insurance products.

       Health Care Services
       --------------------

       In exchange for a predetermined monthly payment, an HMO member is entitled to receive a broad range of health care services. Various state and federal regulations require an HMO to offer its members physician and hospital services, and permit an HMO to offer certain supplemental services such as dental care and prescription drug services at additional cost.

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

           Hospital Services - inpatient and outpatient hospital care including room and board, diagnostic tests, and medical and surgical procedures.

           Diagnostic Laboratory Services - inpatient and outpatient laboratory tests.

           Diagnostic  and  Therapeutic  Radiology  Services  -  X-ray and
           nuclear  medicine  services,   including   CT  scans,  MRI  and
           therapeutic radiological procedures.

           Other Health Services - medical and surgical procedures performed on an outpatient basis, including emergency room services where such services are medically necessary, outpatient surgical procedures, evaluation and crisis intervention, mental health services, physical therapy and other similar services in which hospitalization is not medically necessary or appropriate.

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

       Delivery of Health Care Services
       --------------------------------

       The Company's HMOs arrange for the delivery of health care services to their members by contracting with physicians, either directly or through IPAs and medical groups, hospitals and other health care providers. The Company's HMOs typically pay to the physicians a monthly capitation fee for each member assigned to the physician or group. The amount of the capitation fee does not vary with the nature or extent of services utilized. In exchange for the capitation fee, the physicians provide professional services to members, including laboratory services and X-rays.

       Members select a primary care physician to serve as their personal physician from the contracting physician or group. This physician will oversee their medical care and refer them to a specialist when medically necessary. In order to attract new members and retain existing members, the Company's HMOs must retain a network of quality physicians and groups and develop agreements with new physician groups.

       The Company's HMOs contract for hospital services with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. Hospitalization costs are not generally included in the capitation fee paid by the Company's HMOs to physician groups. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and must take place in hospitals affiliated with the Company's HMOs. When emergency situations requiring medical care by physicians or hospitals not affiliated with the Company's HMOs arise, the Company's HMOs assume financial responsibility for the cost of such care.

       Quality Assurance
       -----------------

       As required by federal and state law, the Company evaluates the quality and appropriateness of the medical care delivered to its members by its independently contracted providers. Among the means used to gauge the quality and appropriateness of care are: the performance of periodic medical care evaluation studies, the analysis of monthly utilization of certain services, the performance of periodic member satisfaction studies and the review and response to member and physician grievances.

       The Company compiles a variety of statistical information concerning the utilization of various services, including emergency room care, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-
       utilization is closely evaluated in an effort to monitor the quality of care provided to the Company's members by participating physicians and physician groups.

       The Company's HMOs have member services departments which deal directly with members concerning their health care questions, comments, concerns or grievances. The Company conducts annual surveys among members concerning their level of satisfaction with the services they receive. Management reviews any problems that are raised by members concerning the delivery of medical care and receives periodic reports summarizing member grievances.

       Premium Structure and Cost Control
       ----------------------------------

       The Company generally sets its membership fees, or premiums, pursuant to a community rating system, thereby charging the same nominal premium per class of subscriber within a geographic area for like services; however, groups which meet certain enrollment requirements are charged premiums based on prior cost experience (see "Item 1. Business - Government Regulation").

       The Company manages health care costs primarily through contractual arrangements with health care providers which share the risk of certain health care costs. The Company's HMOs arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per enrollee per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. For the year ended December 31, 1995 physician and hospital capitation represented 65% of total health care costs.

       The focus for cost control and medical utilization in the Company's HMOs is the primary care physician or group who provide services and control utilization of services by directing or approving hospitalization and referrals to specialists and other providers. In order to manage costs in situations where the Company assumes the financial responsibility for specialist referrals and hospital utilization, the Company provides additional incentives to health care providers for appropriate utilization of these services.

       In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to encourage appropriate utilization. These programs and procedures are intended to address the utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery, (ii) establish whether services are appropriately performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent and/or retrospective review. In addition, the Company monitors the terms and procedures of its pharmacy plan, incorporating such cost containment features as drug formularies (a Company-developed listing of preferred, cost-effective drugs).

       For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data-Consolidated Statements of Operations" included herein.

       Marketing
       ---------

       The Company markets  to  employers  or  other groups through direct selling efforts and through contacts with insurance brokers and consultants. Members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium. In most instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those operated by the Company. The Company's PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once the Company's relationship with the employer is established, marketing efforts are then focused on employees. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. As of January 31, 1996, approximately 57% of the Company's members had selected their desired health care coverage for the ensuing annual period. New employees make their choices at the time of employment. The Company's HMO membership is widely diverse, with no employer group comprising 10% or more of the Company's total enrollment. As of December 31, 1995, the Company's HMOs were offered by approximately 1,345 employer groups.

       The Company has also developed a multi-state account program which offers employers having multiple locations in areas served by the Company's HMOs the opportunity to deal with one primary account manager. Billing and enrollment procedures are handled at an individual HMO level, giving the multi-state employer the opportunity to monitor individual geographic areas among its employer population. For certain multi-state employers, the Company develops individual marketing and benefit programs for separate divisions, locations or benefit classes within the same employer.

       The Company believes that attracting employers is only the first step toward increasing enrollment at each of its HMOs; ultimately, the Company's ability to retain and increase membership will depend upon how users of the health care system assess its benefit package, rates, quality of service, financial condition and responsiveness to user demands.

       The Company markets its Medicaid and Medicare programs to eligible individuals through direct solicitation, radio advertising and cooperative advertising with participating medical groups. Medicaid and Medicare beneficiaries may disenroll for any reason upon 30 days notice.

       Management Information Systems
       ------------------------------

       All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and distribute management, accounting and health care services reports (including eligibility, billing, capitation, claims information and utilization reports) on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The corporate data center is located in Los Angeles.

       Competition
       -----------

       Both the health care industry as a whole and the managed care industry in particular are becoming increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure, and for quality physician groups with other HMOs and PPOs. Many of these competitors are larger or have greater financial resources than the Company. The level of competition varies from state to state depending on the variety and relative market share of indemnity insurance, HMO and PPO health care services offered. The Company also faces competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services.

       The Company believes that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to members and providers. Competition may result in pressure to reduce rates or place limitations upon the growth potential of HMOs in any particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, providing an incentive for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers offering not only HMO services but PPO and indemnity health care services as well. In an effort to remain competitive, the Company offers a variety of health care services, including PPOs, and is actively exploring offering additional PPO and indemnity services through joint ventures or other arrangements.

       Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies seek to expand their operating territories, gain economies of scale and increase market share.

       Government Regulation
       ---------------------

       The federal government and each of the states in which the Company conducts its business have adopted laws and regulations that govern the business activities of the Company to varying degrees. The most important laws affecting the Company are the Federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the regulations thereunder promulgated by the Secretary of Health and Human Services, and the various state regulations mandating compliance with certain net worth and other financial tests.

       All of the Company's HMOs are federally qualified under the HMO Act. The HMO Act and regulations provide that, with certain exceptions, each employer of at least 25 employees must permit two "qualified" HMOs to market health benefits plans to its employees, with the employer contributing the same amount toward the employee's HMO enrollment fee as it would otherwise have paid for conventional health care insurance. Under federal regulations, services to members must be provided substantially on a fixed prepaid monthly basis, without regard to the actual level of utilization of services. Premiums established by HMOs may vary from employer to employer through composite rate factors and special treatment of certain broad classes of members, including geographical location ("community rating"). Experience rating of accounts (i.e., setting premiums for a group account based on that group's past use of health care services) is also permitted under federal regulations in certain circumstances. From time to time, modifications to the HMO Act have been considered by Congress. The Company is unable to predict what, if any, modifications to the HMO Act will be passed into law or what effect, if any, such legislation would have upon the operations, profitability or business prospects of the Company.

       Among other areas regulated by federal and state law, although not necessarily by each state, are the scope of benefits available to members, the manner in which premiums are structured, procedures for the review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers, procedures for resolving grievances, licensure, expansion of service area, and financial condition. The HMOs are subject to periodic review by the federal and state licensing authorities regulating them.

       All of the Company's HMOs are subject to extensive state regulations which require periodic financial reports and compliance with minimum equity, capital, deposit and/or reserve requirements. These and other requirements limit the ability of the HMO subsidiaries to transfer funds to MHP. The Company has implemented administrative services agreements which provide for MHP to furnish various management, financial, legal, computer and telecommunication services to the HMOs pursuant to the terms of the agreement with each HMO.

       The Company's HMOs which have Medicare risk contracts are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with contract terms, regulations and the quality of care being rendered to the HMO's enrollees. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other attributes of the Medicaid program.

       All of the Company's HMOs have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation including complex rules relating to the premium rates charged. The FEHBP has the authority to retroactively audit the premium rates and seek adjustments thereto in accordance with specified guidelines.

       With the exception of the Company's South Carolina HMO, all of the Company's operational HMOs are licensed by pertinent state authorities. Since the confirmation of the Reorganization Plan the Company's South Carolina HMO has been operating under the jurisdiction of the Bankruptcy Court while it has been negotiating jurisdictional and licensing issues with various state regulatory bodies. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. In any event, the Company does not believe that the resolution of this situation will have a materially adverse effect on the Company taken as a whole.

       The issue of health care reform continues to undergo discussion and examination within both the public and private sectors. Although the concept of managed care appears to be an integral part of many proposals, the Company cannot determine the effect, if any, these proposals or other reforms, if enacted, may have on the business or operations of the Company.

       The Company believes that it is currently in compliance in all material respects with the various federal and state regulations and contractual requirements applicable to its current operations.

       Employees
       ---------

       As of December 31, 1995, the Company employed approximately 510 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement. The Company believes that its employee relations are good.

       Directors and Executive Officers of the Registrant
       --------------------------------------------------

       The directors and executive officers of the Company at December 31, 1995 were as follows:


            Name                     Age               Position
       Peter J. Ratican               52      Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and President

       Eugene L. Froelich             54      Chief Financial Officer,
                                              Executive Vice President -
                                              Finance and Administration
                                              and Director

       Alan D. Bloom                  50      Senior Vice President,
                                              Secretary and General
                                              Counsel

       Aivars L. Jerumanis            57      Senior Vice President -
                                              Management Information
                                              Systems and Chief
                                              Information Officer

       Richard A. Link                41      Chief Accounting Officer
                                              and Senior Vice President -
                                              Accounting

       Warren D. Foon                 39      Vice President, General
                                              Manager - Maxicare
                                              California

       David J. Hammons               45      Vice President -
                                              Administrative Services,
                                              Chief Actuary

       Robert J. Landis               36      Treasurer

       Vicki F. Perry                 43      Vice President, General
                                              Manager - Maxicare Indiana

       Claude S. Brinegar             69      Director

       Florence F. Courtright         63      Director

       Thomas W. Field, Jr.           62      Director

       Charles E. Lewis, M.D.         67      Director

       Alan S. Manne                  70      Director

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

       Alan D. Bloom has been Senior Vice President, Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981. Mr. Bloom received a
       Bachelor's degree in Biology from the University of Chicago, a Master of Public Health from the University of Michigan, and a J.D. degree from American University.

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

       Warren D. Foon was appointed Vice President, General Manager of the California HMO in May of 1995. Mr. Foon was Vice President - Plan Operations of the Company from March of 1989 through April of 1995 and Vice President - National Provider Relations from October of 1986 through February of 1989. Mr. Foon received a Doctor of Pharmacy and a Masters in Public Administration from the University of Southern California and a Bachelor of Arts in Biology from the University of California at Los Angeles.

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

       Vicki F. Perry was appointed Vice President, General Manager of Maxicare Indiana, Inc. in January 1992. From January 1990 to December 1991 she served as Executive Vice President - Plan Operations of the Company. Ms. Perry has been with the Company since 1982. Ms. Perry is a graduate of Indiana University.

       Claude S. Brinegar is the retired Vice Chairman of the board of directors and Chief Financial Officer of Unocal Corporation. Mr. Brinegar has been a director of the Company since 1991 and is also a member of the board of directors of Conrail, Inc. and a visiting scholar at Stanford University.

       Florence F. Courtright has been a private investor for the last five years and was elected a director of the Company in November 1993. She is a founding Limited Partner of Bainco International Investors, 1.p. and a Trustee of Loyola Marymount University. Further, Ms. Courtright is a former co-owner of the Beverly Wilshire Hotel and the Beverly Hills Hotel.

       Thomas W. Field, Jr. was appointed the Chairman of the Board of ABCO Markets in December 1991. ABCO Markets is in the grocery business. He has been President of Field & Associates, a management consulting firm, since October 1989. Mr. Field has been a director of the Company since April 1992. Mr. Field also holds directorships at Campbell Soup Company, Bromar Inc., ABCO Markets Foods and Stater Bros. Market.

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

       Alan S. Manne is currently a professor emeritus and from 1961 to 1992 was a professor of operations research at Stanford University. He is an author or co-author of seven books and received his Ph.D. in economics from Harvard University. He is co-organizer of the International Energy Workshop. Mr. Manne has been a director of the Company since January 1994.

       The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 1997 annual meeting of stockholders and until their successors are duly qualified and elected. Class II directors include Mr. Froelich and Ms. Courtright and they will serve until the 1998 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Manne and they will serve until the 1996 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").

       Item 2.  Properties
                ----------

       The Company's operating facilities are held through leaseholds. At December 31, 1995, the Company or its HMOs leased approximately 217,000 square feet at 23 locations with an aggregate current monthly rental of approximately $180,000. These leases have remaining terms of up to ten years. The Company's leased properties include administrative locations, three pharmacies and other miscellaneous facilities.

       In June 1994 the Company entered into a lease for new corporate office space in Los Angeles commencing in that month for a term of seventy-two months. The lease is for approximately 83,000 square feet with a monthly base rental expense of approximately $72,600 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

       Item 3.  Legal Proceedings
                -----------------

       a.  PENN HEALTH

       During the period March 1, 1986 through June 30, 1989, Penn Health Corporation ("Penn Health"), a subsidiary of the Company, contracted with the Commonwealth of Pennsylvania Department of Public Welfare (the "DPW") to provide a full range of managed health care services to Medicaid enrollees under the Pennsylvania Medical Assistance Program known as the HealthPass Program. These services were rendered by providers pursuant to contracts with Penn Health (the "Penn Health Providers"). The Company believes that as of the Petition Dates the DPW owed Penn Health in excess of $24 million plus accrued interest in connection with the HealthPass Program.

       After the Petition Dates, the DPW advanced funds directly to the Penn Health Providers for pre-petition services rendered to HealthPass members. In February 1990, the Company filed a proceeding in the Bankruptcy Court against the DPW and the major Penn Health Providers to recover preferential transfers, to compel turnover of property and to assert objections to the proofs of claim the Penn Health Providers filed against Penn Health (the "Bankruptcy Action"). Proceedings in the Bankruptcy Action have been held in abeyance, although the Bankruptcy Court continues to retain jurisdiction over the action.

       On February 27, 1991, the Company filed a petition against the DPW in the Pennsylvania Board of Claims (the "Claims Board") seeking in excess of $24 million in damages for monies due from the DPW in connection with the HealthPass Program plus accrued interest (the "Board Action"). The Claims Board has consolidated the Board Action with two separate actions filed by Penn Health hospital and primary care providers against the DPW to recover payment from the DPW for pre-petition services rendered to HealthPass members (the "Provider Actions"). The Board Action was set for trial in two phases; a liability phase and a damages phase.

       Before trial was held on the liability phase, the hospital providers settled their claims against the DPW for approximately $23.3 million. Contractual issues pertaining to the DPW's liability to the parties in the consolidated action were tried before the Claims Board in a trial which concluded on July 25, 1994 (the "Liability Phase"). On December 2, 1994 the Claims Board issued an order on the Liability Phase which found that: (i) a contract exists between Penn Health and the DPW; (ii) the DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of the DPW.

       Issues pertaining to the parties' respective damages were tried before the Claims Board in a trial which concluded on November 30, 1995 (the "Damages Phase"). The Company believes it is presently entitled to damages of $42.0 million (inclusive of accrued interest) for monies due Penn Health in connection with operation of the HealthPass Program through June 30, 1989. In the Damages Phase the DPW contended that it was entitled to a credit in the approximate amount of $26.1 million for certain pre-petition payments the DPW made to Penn Health Providers and in settling the Provider Actions, against the damages to be awarded to Penn Health. The Company contends that the DPW is not entitled to a credit against any of Penn Health's damages. The parties are presently engaged in the preparation and submission of post trial legal memorandum in connection with the Damages Phase. The Company believes that its damage claims are meritorious and that it will prevail in the Board Action.

       Pre-petition  amounts  due  to  Penn  Health  Providers  and  other creditors of Penn Health will be satisfied from Penn Health's assets pursuant to the Reorganization Plan. In no event will the Company be required to fund from its current cash resources the payment of Penn Health's pre-petition claims. However, in the event the DPW prevails on certain issues in the Board Action this may result in a material reduction in the Company's recorded estimate of amounts due the Company from the DPW.

       b.  OTHER LITIGATION

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

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

       No matter was submitted to a vote of security holders during the three months ended December 31, 1995.

                                     PART II
                                    --------


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

       Common Stock                       Sale Price
                                        ---------------
                                         High     Low
                                        ------   ------
       1994    First quarter            $15.50   $ 9.50

               Second Quarter           $15.25   $11.00

               Third Quarter            $14.13   $11.63

               Fourth Quarter           $16.50   $11.63

       1995    First Quarter            $19.25   $14.75

               Second Quarter           $19.00   $14.00

               Third Quarter            $19.25   $14.25

               Fourth Quarter           $27.75   $16.13

       (b) Holders

       The number of holders of record of the Company's Common Stock on December 31, 1995 was 10,453. As of such date, the Company held 641,746 shares of Common Stock (the "Unallocated Shares") as disbursing agent for the benefit of creditors and holders of interests and equity claims under the Reorganization Plan. Of the Unallocated Shares held as of December 31, 1995, 571,713 were held for the benefit of creditors of the Company's operating subsidiaries (Reorganization Plan classes 5A through 5H), 38,455 shares were held for bank group creditors (Reorganization Plan class 7), and 31,578 shares were held for bondholder creditors (Reorganization Plan classes 8A through 8D). As of December 31,

       1995, no shares were being held for the benefit of Maxicare Health Plans, Inc. creditors (Reorganization Plan class 9); however, certain of the shares held for the benefit of Reorganization Plan classes 7 and 8A through 8D will be reallocated to Reorganization Plan class 9 pursuant to a formula set forth in the Reorganization Plan. The Reorganization Plan provides that until such time as any share of Common Stock reserved for a holder of an allowed claim or allowed interest under the Reorganization Plan is allocated, the disbursing agent shall deliver an irrevocable proxy to vote the Unallocated Shares to the independent directors of the Board (as such term is defined by the Reorganization Plan). Currently, the independent directors are Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright (the "Independent Directors"). The Reorganization Plan provides that the Unallocated Shares shall be voted in the following manner:

          (i) 571,713 shares which were held in the claims reserves as of December 31, 1995 for the holders of Reorganization Plan classes 5A through 5H and Reorganization Plan class 9 allowed claims, shall (a) as to proposals made by the Company, be voted in the same manner and the same degree as all of the allocated shares of Common Stock; and (b) as to proposals made by any person or entity other than the Company, be voted in accordance with the vote of a majority of the Independent Directors; and

          (ii) 70,033 shares which were held in the claims reserves as of December 31, 1995 for holders of Reorganization Plan class 7 and Reorganization Plan classes 8A through 8D allowed claims, shall be voted in the same manner and the same degree as all of the allocated shares of Common Stock.

       (c) Dividends

       The Company has not paid any cash dividends on its Common Stock and has no intention of doing so in the foreseeable future.

       Item 6. Selected Financial Data
               -----------------------

                                                                       At And For The Years Ended December 31,
                                                                       ---------------------------------------
       (Amounts in thousands except per share and
        membership data)
                                                                  1995       1994      1993       1992       1991
                                                                --------   --------  --------   --------   --------
       OPERATING REVENUES...................................... $477,344   $432,173  $440,186   $414,454   $388,694
                                                                --------   --------  --------   --------   --------

       TOTAL HEALTH CARE EXPENSES..............................  414,296    379,608   394,721    362,627    330,529

          Marketing, general and administrative expenses.......   43,993     44,084    40,998     37,930     41,008
          Depreciation and amortization........................    1,245      2,087     4,054      5,238      6,535
          Reorganization expenses..............................                                      895      3,661
                                                                --------   --------  --------   --------   --------
       TOTAL OPERATING EXPENSES................................  459,534    425,779   439,773    406,690    381,733
                                                                --------   --------  --------   --------   --------
       INCOME FROM OPERATIONS..................................   17,810      6,394       413      7,764      6,961

          Investment income....................................    6,299      3,319     2,636      3,121      4,039
          Interest expense.....................................      (58)       (36)      (32)    (2,773)    (9,570)
                                                                --------   --------  --------   --------   --------
       INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS......   24,051      9,677     3,017      8,112      1,430

       INCOME TAX BENEFIT......................................    3,625      3,658     2,571      3,058
                                                                --------   --------  --------   ---------  --------
       INCOME BEFORE EXTRAORDINARY ITEMS.......................   27,676     13,335     5,588     11,170      1,430

       EXTRAORDINARY ITEMS (net of income taxes of $0) (1).....                                  (14,241)      (905)
                                                                --------   --------  --------   --------   --------
       NET INCOME (LOSS).......................................   27,676     13,335     5,588     (3,071)       525

       PREFERRED STOCK DIVIDENDS...............................              (5,280)   (5,400)    (4,350)
                                                                --------   --------  --------   --------   --------
       NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $ 27,676   $  8,055  $    188   $ (7,421)  $    525
                                                                ========   ========  ========   ========   ========

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
         SHARE (2):
       Primary
         Income Before Extraordinary Items..................... $   1.63   $    .73  $    .02   $    .66   $    .14
         Extraordinary Items (1)...............................                                    (1.37)      (.09)
                                                                --------   --------  --------   --------   --------
         Net Income (Loss)..................................... $   1.63   $    .73  $    .02   $   (.71)  $    .05
                                                                ========   ========  ========   ========   ========
         Weighted average number of common and common
          equivalent shares outstanding........................   16,978     11,064    10,416     10,414     10,253

       Fully Diluted
         Income Before Extraordinary Items..................... $   1.50   $    .73  $    .02   $    .66   $    .14
         Extraordinary Items (1)...............................                                    (1.37)      (.09)
                                                                --------   --------  --------   --------   --------

         Net Income (Loss)..................................... $   1.50   $    .73  $    .02   $   (.71)  $    .05
                                                                ========   ========  ========   ========   ========
         Weighted average number of common and common
          equivalent shares outstanding........................   18,410     11,064    10,416     10,414     10,253

       BALANCE SHEET DATA:
         Total assets.........................................  $162,836   $128,692  $106,807   $ 97,278   $105,922
         Total indebtedness (3)...............................  $ 68,131   $ 63,342  $ 54,422   $ 45,217   $102,874
         Shareholders' equity.................................  $ 94,705   $ 65,350  $ 52,385   $ 52,061   $  3,048

       MEMBERSHIP DATA:
         Number of members....................................   345,000    292,000   308,000    283,000    277,000

                                         Notes to Selected Financial Data



       (1)   Includes a 1992 write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes that were redeemed and a 1992 accrual of a distribution payable pursuant to the Reorganization Plan based on the Company's  consolidated net worth as of December 31, 1992.
             Includes a 1991 accrual of a distribution  payable pursuant to the Reorganization Plan based on the Company's consolidated net worth as of December  31, 1991 and a write-off of original issue
             discount on Senior Notes that were  to  be  redeemed.    (See "Item 8. Financial Statements and
             Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

       (2)   For the years ended December 31,  1994,  1993,  1992  and 1991 fully diluted earnings per share exceeded primary earnings per share  (i.e.,  the  calculations were "anti-dilutive") so primary earnings per share are reported as fully diluted.

       (3)   Includes long-term liabilities of $1,155, $887, $504,  $1,015, and $63,177 in 1995, 1994, 1993,
             1992, and 1991, respectively.


       Item 7. Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

       The year ended December 31, 1995 compared to the year ended
       -----------------------------------------------------------
       December 31, 1994.
       ------------------

       The Company reported net income of $27.7 million for the year ended December 31, 1995 compared to $13.3 million for the same period of 1994. Net income per common share on a fully diluted basis increased to $1.50 for the year ended December 31, 1995 compared to $.73 for the same period in 1994.

       For the year ended December 31, 1995, the Company reported operating revenues of $477.3 million, an increase of $45.1 million or 10.4% when compared to the same period in 1994. Of this $45.1 million increase to operating revenues, $37.5 million resulted from an 8.2% increase in membership primarily generated by growth in both the commercial and Medicaid lines of business in California and Indiana, as well as a .5% increase in the average premium revenue per member per month. The remaining increase in operating revenues was the result of recording in the fourth quarter of 1995 additional amounts due the Company with respect to the prior operation of a governmental managed care program.

       Health care expenses, including increases in estimated claims payable in the fourth quarter of 1995, increased 9.1% or $34.7 million for the year ended December 31, 1995 as compared to the same period in 1994. Health care expenses as a percentage of operating revenues (the "medical loss ratio") decreased 1.0 percentage point to 86.8%, contributing $4.8 million to the $10.5 million increase in the Company's gross margin.

       Marketing, general and administrative ("M,G&A") expenses were $44.0 million for the year ended December 31, 1995 as compared to $44.1 million for the year ended December 31, 1994. M,G&A expenses for 1994 included a $3.0 million litigation charge recorded in the second quarter of that year. M,G&A expenses as a percentage of operating revenues decreased from 9.5% to 9.2% for the year ended December 31, 1995 as compared to the same period in 1994.

       Depreciation and amortization expense for the year ended December 31, 1995 decreased $.8 million from the $2.1 million reported for 1994 because of the expiration of capital leases and certain equipment that became fully depreciated.

       Investment income for the year ended December 31, 1995 increased by $3.0 million to $6.3 million as compared to the same period in 1994. The increased investment income was due to higher investment yields and larger cash and investment balances primarily attributable to the 1995 results of operations.

       The Company reported a $3.6 million income tax benefit for the year ended December 31, 1995, primarily due to the recognition in the fourth quarter of an additional $4.0 million tax benefit as a result of the Company increasing its deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Company also recorded a $4.0 million increase in its deferred tax asset in the fourth quarter of 1994. (See "Item 8. Financial Statements and Supplementary Data -
       Note 7 to the Company's Consolidated Financial Statements").

       Maxicare concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995. As a result of this redemption, the Company is no longer required to pay Series A Stock dividends and paid no dividends in 1995. For the year ended December 31, 1994 the Company paid $5.3 million in dividends.

       The year ended December 31, 1994 compared to the year ended
       -----------------------------------------------------------
       December 31, 1993.
       ------------------

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

       The decrease in net membership for 1994 and a $7.0 million one-time charge reported in the third quarter of 1993 for previously unanticipated actual and projected health care costs contributed to the 4% decrease in year-to-date health care expenses to $379.6 million for 1994. The medical loss ratio decreased to 87.8% for fiscal year 1994 as compared to 89.7% for 1993.

       M,G&A expenses increased $3.1 million to $44.1 million for the year ended December 31, 1994 as compared to 1993 because of a $3.0 litigation charge recorded in the second quarter of 1994.

       Depreciation and amortization expense for the year ended December 31, 1994 decreased $2.0 million from the $4.1 million reported for 1993 because of the expiration of capital leases and certain equipment that became fully depreciated.

       The income tax benefit increased $1.1 million to $3.7 million for the year ended December 31, 1994. This increase is primarily due to the Company increasing its deferred tax asset by $4.0 million in the fourth quarter of 1994 as compared to an increase in its deferred tax asset of $2.8 million in the fourth quarter of 1993.

       Liquidity and Capital Resources

       Certain  of  MHP's  operating  subsidiaries  are  subject  to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1995, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $31.5 million at December 31, 1995, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.3 million and $11.2 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining
       $8.0 million. The Company's total Restricted Net Assets at December 31, 1995 were $31.8 million. Approximately $15.1 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1995.

       All of MHP's operational subsidiaries are direct subsidiaries of MHP. All of the Company's HMOs are federally qualified, and, with the exception of the Company's South Carolina HMO, all of the Company's operating HMOs are licensed in the states where they primarily operate. The operations of the South Carolina HMO are currently under Bankruptcy Court jurisdiction pending a reorganization of that entity to operate as a licensed HMO in the state of South Carolina. The Company believes that it will be able to ultimately resolve the South Carolina HMO's licensing situation with the state of South Carolina as a separately licensed HMO in such state or, alternatively, as a division of one of its other operating HMOs to be licensed to do business in the state of South Carolina. The Company cannot predict at this time the required capital contribution, if any, which may result from the separate licensing of the South Carolina HMO in the state of South Carolina or the operation of it as a division of one of the Company's operating HMOs. If the contribution of additional cash resources is required to ensure compliance with statutory deposit and net worth requirements, the Company does not believe that such a contribution will have a material adverse effect on its operations taken as a whole.

       The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

       With a current ratio (i.e., current assets divided by current liabilities) of 2.2 and less than $1.2 million of long-term liabilities at December 31, 1995, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

       Item 8. Financial Statements and Supplementary Data
               -------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



       The Board of Directors and Shareholders
       Maxicare Health Plans, Inc.


       We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended. Our audits also included the 1995 and 1994 information with respect to the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements and schedules of Maxicare Health Plans, Inc. for the year ended December 31, 1993 were audited by other auditors whose report dated March 4, 1994, expressed an unqualified opinion on those statements and schedules.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the 1995 and 1994 information set forth therein.





                                          ERNST & YOUNG LLP


       February 6, 1996
       Los Angeles, California

                       MAXICARE HEALTH PLANS, INC.
                       CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except par value)

                                                                          December 31,
                                                                       1995         1994
       CURRENT ASSETS                                               ---------    ---------
         Cash and cash equivalents - Note 2........................ $  49,170    $  37,858
         Marketable securities - Note 2............................    49,659       43,558
         Accounts receivable, net - Note 2.........................    32,946       18,314
         Deferred tax asset - Note 7...............................    14,000       10,000
         Prepaid expenses..........................................     1,195        2,741
         Other current assets......................................       294          299
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   147,264      112,770
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,441        5,461
         Furniture and equipment...................................    18,849       26,137
                                                                    ---------    ---------
                                                                       24,290       31,598
           Less accumulated depreciation and amortization..........    21,755       29,077
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,535        2,521
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................       200        2,285
         Restricted investments - Note 2...........................    12,593       10,953
         Intangible assets, net....................................       244          163
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    13,037       13,401
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 162,836    $ 128,692
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  46,232    $  47,095
         Accounts payable..........................................       689          285
         Deferred income...........................................     5,272        2,338
         Accrued salary expense....................................     3,296        2,709
         Payable to disbursing agent - Note 3......................     6,248        6,248
         Other current liabilities.................................     5,239        3,780
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    66,976       62,455
       LONG-TERM LIABILITIES.......................................     1,155          887
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    68,131       63,342
                                                                    ---------    ---------
       COMMITMENTS AND CONTINGENCIES - Note 5

       SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - 5,000 shares
           authorized, 1994 - 2,290 shares issued and
           outstanding - Note 6....................................                     23
         Common stock, $.01 par value - 40,000 shares authorized,
           1995 - 17,420 shares and 1994 - 10,850 shares issued and
           outstanding - Note 6....................................       174          108
         Additional paid-in capital................................   247,690      246,054
         Accumulated deficit.......................................  (153,159)    (180,835)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................    94,705       65,350
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 162,836    $ 128,692
                                                                    =========    =========



                             See notes to consolidated financial statements.

                         MAXICARE HEALTH PLANS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)




                                                                  Years ended December 31,
                                                                1995       1994       1993
                                                              --------   --------   --------
       OPERATING REVENUES.................................... $477,344   $432,173   $440,186
                                                              --------   --------   --------
       OPERATING EXPENSES
          Physician services.................................  183,918    170,382    170,377
          Hospital services..................................  148,546    128,790    146,998
          Outpatient services................................   67,482     64,145     62,565
          Other health care expense..........................   14,350     16,291     14,781
                                                              --------   --------   --------
            TOTAL HEALTH CARE EXPENSES.......................  414,296    379,608    394,721

          Marketing, general and administrative expenses.....   43,993     44,084     40,998
          Depreciation and amortization......................    1,245      2,087      4,054
                                                              --------   --------   --------
            TOTAL OPERATING EXPENSES.........................  459,534    425,779    439,773
                                                              --------   --------   --------
       INCOME FROM OPERATIONS................................   17,810      6,394        413

          Investment income..................................    6,299      3,319      2,636
          Interest expense...................................      (58)       (36)       (32)
                                                              --------   --------   --------
       INCOME BEFORE INCOME TAXES............................   24,051      9,677      3,017

       INCOME TAX BENEFIT....................................    3,625      3,658      2,571
                                                              --------   --------   --------
       NET INCOME............................................   27,676     13,335      5,588

       PREFERRED STOCK DIVIDENDS.............................              (5,280)    (5,400)
                                                              --------   --------   --------
       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS..........  $ 27,676   $  8,055   $    188
                                                              ========   ========   ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
          - Note 2:

       Primary
         Primary Earnings Per Common Share................... $   1.63   $    .73   $    .02
                                                              ========   ========   ========
         Weighted average number of common and common
            equivalent shares outstanding....................   16,978     11,064     10,416
                                                              ========   ========   ========

       Fully Diluted
         Fully Diluted Earnings per Common Share............. $   1.50   $    .73   $    .02
                                                              ========   ========   ========
         Weighted average number of common and common
            equivalent shares outstanding....................   18,410     11,064     10,416
                                                              ========   ========   ========





                             See notes to consolidated financial statements.

                         MAXICARE HEALTH PLANS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                             Years ended December 31,
                                                                           1995       1994        1993
                                                                         ---------  ---------   --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ...................................................... $  27,676  $  13,335   $  5,588
       Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization..................................     1,245      2,087      4,054
         (Gain) loss on dispositions of property and equipment..........        (8)                   19
         Provision for long-term receivables valuation allowance........     2,004
         Benefit from deferred taxes....................................    (4,000)    (4,000)    (2,800)
         Amortization of restricted stock...............................       583
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable...................   (14,632)       860      1,613
           Increase (decrease) in estimated claims and
             incentives payable.........................................      (863)     8,200      9,909
           Increase in deferred income..................................     2,934       (344)       749
           Changes in other miscellaneous assets and liabilities........     3,353      1,582     (2,015)
                                                                         ---------  ---------   --------
       Net cash provided by operating activities........................    18,292     21,720     17,117
                                                                         ---------  ---------   --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................         5         15          7
         Purchases of property and equipment............................      (250)      (313)      (457)
         (Increase) decrease in restricted investments..................    (1,640)     2,657       (808)
         Reductions to long-term receivables............................        81         69         32
         Additions to long-term receivables.............................                 (350)
         Proceeds from sales and maturities of marketable securities....    48,460     78,047     26,245
         Purchases of marketable securities.............................   (54,561)  (102,157)   (18,375)
                                                                         ---------  ---------   --------
       Net cash provided by (used for) investing activities.............    (7,905)   (22,032)     6,644
                                                                         ---------  ---------   --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations..........................      (171)      (132)      (381)
         Stock options exercised........................................     1,621        717        136
         Redemption of preferred stock..................................      (525)
         Payment of preferred stock dividends...........................               (5,280)    (5,400)
         Warrants exercised.............................................                4,193
         Cash transferred to disbursing agent...........................                            (971)
                                                                         ---------  ---------   --------
       Net cash provided by (used for) financing activities.............       925       (502)    (6,616)
                                                                         ---------  ---------   --------
       Net increase (decrease) in cash and cash equivalents.............    11,312       (814)    17,145
       Cash and cash equivalents at beginning of period.................    37,858     38,672     21,527
                                                                         ---------  ---------   --------
       Cash and cash equivalents at end of period....................... $  49,170  $  37,858   $ 38,672
                                                                         =========  =========   ========

       Supplemental disclosures of cash flow information:
           Cash paid during the year for -
             Interest................................................... $      37  $      32   $     31
             Income taxes............................................... $   2,689  $     163   $    284

       Supplemental schedule of non-cash investing activities:
           Capital lease obligations incurred for purchase of property
             and equipment and intangible assets........................ $     963  $     659

           Book value of assets exchanged for assets....................                        $     40
           Fair value of assets exchanged...............................                             (25)
                                                                                                --------
           Loss on assets exchanged.....................................                        $     15
                                                                                                ========

       Supplemental schedule of non-cash financing activities:
           Reclassification of preferred stock capital accounts to common stock capital accounts pursuant to the conversion of
             preferred stock to common stock............................ $  53,195  $  2,580
           Issuance of restricted common stock.......................... $   2,096


                                 See notes to consolidated financial statements.

                           MAXICARE HEALTH PLANS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Amounts in thousands)




                                         Number of             Number of             Additional
                                         Preferred  Preferred   Common      Common    Paid-in    Accumulated
                                          Shares      Stock     Shares      Stock     Capital      Deficit      Total
                                         ---------  ---------  ---------    ------   ----------  -----------   -------

       Balances at December 31, 1992....   2,400       $24      10,017       $100    $241,015    $(189,078)    $52,061

           Stock options exercised......                            16                    136                      136

           Preferred stock dividends....                                                            (5,400)     (5,400)

           Net income...................                                                             5,588       5,588
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1993....   2,400        24      10,033        100     241,151     (188,890)     52,385

           Stock options exercised......                            88          1         716                      717

           Warrants exercised...........                           420          4       4,189                    4,193

           Preferred stock converted
             to common stock............    (110)       (1)        309          3          (2)

           Preferred stock dividends....                                                            (5,280)     (5,280)

           Net income...................                                                            13,335      13,335
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1994....   2,290        23      10,850        108     246,054     (180,835)     65,350

           Stock options exercised......                           189          2       1,619                    1,621

           Restricted stock issued......                           130          1          (1)

           Restricted stock amortized...                                                  583                      583

           Preferred stock converted
             to common stock............  (2,269)      (23)      6,251         63         (40)

           Preferred stock redeemed.....     (21)                                        (525)                    (525)

           Net income...................                                                            27,676      27,676
                                           -----       ---      ------       ----    --------    ---------     -------

       Balances at December 31, 1995....       0       $ 0      17,420       $174    $247,690    $(153,159)    $94,705
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

       Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in Illinois, Indiana, Louisiana, North Carolina and California which constitute less than one percent (1%) of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1995. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than one percent (1%) of the Company's operating revenues for the year ended December 31, 1995.

       NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

       Use of Estimates

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

       Cash and cash equivalents consist of the following at December 31:

                                               1995        1994
         (Amounts in thousands)              -------     -------
         Cash..............................  $ 6,160     $ 5,969
         Certificates of deposit...........    8,537       6,531
         Commercial paper..................   10,277       5,983
         Money market funds................    6,093       2,259
         Repurchase agreements.............    8,347      13,718
         U.S. Treasury obligations.........    9,756       3,398
                                             -------     -------
                                             $49,170     $37,858
                                             =======     =======


       Investments

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is based on the specific identification method. Fair values of marketable securities are based on published or quoted market prices.

       The Company has designated its marketable securities included in current assets as available-for-sale. Such securities have been recorded at amortized cost as the unrealized gain or loss in such securities is immaterial.

       The Company's restricted investments consist of securities restricted to specific purposes as required by various governmental regulations. These securities have been designated as held-to-maturity as the Company has the intent and the ability to hold them to maturity. These securities are stated at amortized cost.

       Prior to the adoption of SFAS No. 115, the Company carried marketable securities at amortized cost or at the lower of amortized cost or fair value. The adoption of SFAS No. 115 had no material effect on the carrying value of marketable securities as of January 1, 1994.

       The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):


                                               1995                        1994
                                       ----------------------     -----------------------
                                                    Estimated                   Estimated
                                       Amortized      Fair        Amortized       Fair
       (Amounts in thousands)            Cost         Value         Cost          Value
                                       ---------    ---------     ---------     ---------
       Available-for-sale:
         U.S. Government obligations..  $38,834      $39,074       $24,884       $24,753

         Corporate Notes..............   10,763       10,980        13,717        13,617

         Commercial paper.............                               4,902         4,886

         Other........................       62           54            55            47
                                        -------      -------       -------       -------
                                        $49,659      $50,108       $43,558       $43,303
                                        =======      =======       =======       =======
       Held-to-maturity:
         U.S. Government obligations..  $10,268      $10,346       $ 8,778       $ 8,714

         Other........................    2,325        2,325         2,175         2,175
                                        -------      -------       -------       -------
                                        $12,593      $12,671       $10,953       $10,889
                                        =======      =======       =======       =======


       The contractual maturities of investments at December 31, 1995 were as follows:


                                                             Estimated
                                                 Amortized     Fair
       (Amounts in thousands)                      Cost        Value
                                                 ---------   ---------
       Available-for-sale:
         Due in one year or less................  $ 9,440     $ 9,424

         Due after one year through five years..   38,151      38,625

         Due after five years through ten years.    2,068       2,059
                                                  -------     -------
                                                  $49,659     $50,108
                                                  =======     =======

       Held-to-maturity:
         Due in one year or less...............   $ 9,198     $ 9,219

         Due after one year through five years..    3,395       3,452
                                                  -------     -------
                                                  $12,593     $12,671
                                                  =======     =======

       Accounts Receivable

       Accounts receivable consisted of the following at December 31:


                                                   1995        1994
         (Amounts in thousands)                  -------     -------
         Premiums receivable.................... $30,886     $19,251
         Allowance for retroactive
           billing adjustments..................  (2,941)     (3,371)
                                                 -------     -------
         Premiums receivable, net...............  27,945      15,880

         Federal income tax refund receivable...   2,200
         Other..................................   2,801       2,434
                                                 -------     -------
         Accounts receivable, net............... $32,946     $18,314
                                                 =======     =======


       Premiums receivable include as of December 31, 1995 and 1994 an estimated $15.0 million and $5.0 million, respectively, for amounts due the Company with respect to the prior operation of a governmental managed care program.

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

       Intangible Assets

       Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over five years. Accumulated amortization of intangible assets at December 31, 1995 and 1994 is $1.7 million.

       Revenue Recognition

       Premiums are recorded as revenue in the month for which enrollees are entitled to health care services. Premiums collected in advance are deferred. A portion of premiums is subject to possible retroactive adjustment. Provision has been made for estimated retroactive adjustments to the extent the probable outcome of such adjustments can be determined. Any other revenues are recognized as services are rendered.

       Health Care Expense Recognition

       The cost of health care services is expensed in the period the Company is obligated to provide such services. The Company's HMOs arrange for the provision of health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the health care provider a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization. Where the Company retains the financial responsibility for specialist referrals, hospital utilization and other health care costs, the Company establishes an accrual for estimated claims payable including claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable are continually monitored and reviewed and as settlements are made or accruals adjusted, differences are reflected in current operations.

       Insurance

       The Company's operating entities, except in South Carolina, North Carolina and California, are self-insured for risks on certain medical and hospital claims incurred by their members. The South Carolina HMO maintains medical and hospital claims reinsurance coverage with a third party insurance carrier. The North Carolina HMO maintains medical and hospital claims reinsurance coverage with MLH. The California HMO maintains medical and hospital claims reinsurance coverage for its Medicaid line of business with Health Care Assurance Company Limited ("HCAC"), a wholly-owned subsidiary of MHP.

       In addition, the Company's operating entities are self-insured for medical malpractice claims with the exception of the California HMO, which maintains malpractice coverage through HCAC.

       Premium Deficiencies

       Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No such deficiencies exist at December 31, 1995.

       Net Income Per Common and Common Equivalent Share

       The Company concluded the redemption of its Series A Cumulative Convertible Preferred Stock (the "Series A Stock") on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. As a result of the redemption of the Series A Stock the Company paid no preferred stock dividends in 1995, and, accordingly, no consideration is given to preferred stock dividends in the calculation of earnings per share for the year ended December 31, 1995.

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

       Fully diluted earnings per share are reported only when the amount calculated is less than the primary earnings per share. For the years ended December 31, 1994 and 1993 fully diluted earnings per share exceeded the primary earnings per share (i.e., the calculations were "anti-dilutive") so primary earnings per share are reported as fully diluted.

       Stock Options

       In October 1995, SFAS No. 123 "Accounting for Stock - Based Compensation" was issued which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123 encourages, but does not require, that compensation expense for grants of stock, stock options and other equity instruments to employees be based on the fair value of such instrument. The statement also allows companies to continue to measure compensation expense using the intrinsic value method prescribed by APB Opinion No. 25. The Company intends to continue with the intrinsic value based method.

       With respect to stock options granted at an exercise price which is less than the fair market value on the date of grant, the difference between the option exercise price and market value at date of grant is charged to operations over the period the options vest. Income tax benefits attributable to stock options are credited to additional paid-in capital when exercised.

       Restrictions on Fund Transfers

       Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets

       (after inter-company eliminations) which, at December 31, 1995, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $31.5 million at December 31, 1995, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.3 million and $11.2 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit and dividend limitations representing the remaining $8.0 million. The Company's total Restricted Net Assets at December 31, 1995 were $31.8 million.

       Concentrations of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1995 management believes that the Company had no significant concentrations of credit risk.

       NOTE 3 - PAYABLE TO DISBURSING AGENT

       On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). The Reorganization Plan provided that on December 31, 1991 and 1992 or within 90 days thereafter, the Company would make additional distributions, not to exceed $20.0 million in the aggregate, in an amount equal to its then consolidated net worth (as determined in the Company's audited consolidated financial statements) less $2.0 million (the "Consolidated Net Worth Distribution"). Pursuant to the Reorganization Plan, 40% of the Consolidated Net Worth Distribution was to be distributed ratably to the holders of certain allowed claims in accordance with the terms of the Reorganization Plan while the remaining 60% was to be applied ratably against mandatory redemptions of certain Senior Notes issued as part of the Reorganization Plan.

       In the first quarter of 1992 MHP issued 2,400,000 shares of Series A Stock (see Note 6) and redeemed the Senior Notes. The Company does not believe that the Reorganization Plan contemplated either the issuance of preferred stock or the redemption of the Senior Notes and, accordingly, believes that the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated as if the sale of Series A Stock had not been consummated and the Senior Notes had not been redeemed. The Company thus determined the December 31, 1992 Consolidated Net Worth Distribution amount to be approximately $971,000. This amount was tendered for distribution to certain creditors under the Reorganization Plan. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed.

       Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements the maximum potential liability pending clarification of this matter. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be less than the amount accrued. Any Consolidated Net Worth Distribution would be made from the Company's available cash.

       NOTE 4 - LITIGATION

       The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position.

       NOTE 5 - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.5 million, $2.7 million and $2.9 million reported for the years ended December 31, 1995, 1994 and 1993, respectively. Sublease rental revenue of $72,000, $251,000 and $209,000 is reported for the years ended December 31, 1995, 1994 and 1993, respectively.

       Assets held under capital leases at December 31, 1995 and 1994 of $1.4 million and $533,000, respectively, (net of $253,000 and $150,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

       Future minimum lease commitments for noncancelable leases at December 31, 1995 were as follows:

                                               Operating  Capitalized
                                                Leases      Leases
                (Amounts in thousands)         ---------  -----------
                1996..........................  $ 2,226     $  554
                1997..........................    2,053        438
                1998..........................    2,086        439
                1999..........................    1,668         18
                2000..........................      707
                Thereafter....................    1,636
                                                -------     ------
                Total minimum
                  obligations.................  $10,376      1,449
                                                =======

                Less current
                  obligations.................                 554
                Long-term                                   ------
                  obligations.................              $  895
                                                            ======

       NOTE 6 - CAPITAL STOCK

       On March 9, 1992 the shareholders voted to amend MHP's current Restated Certificate of Incorporation to increase the authorized Capital Stock of the Company from 18 million shares to 45 million shares through: (i) an increase in the amount of authorized Common Stock of the Company, par value $.01, from 18 million shares to 40 million shares, and (ii) the authorization of 5 million shares of Preferred Stock of which 2.5 million shares were designated Series A Cumulative Convertible Preferred Stock, par value $.01 (the Series A Stock).

       Preferred Stock

       On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of the Series A Stock on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. As of March 14, 1995, the remaining 21,000 shares of Series A Stock are no longer deemed to be outstanding and holders of Series A Stock certificates were entitled to receive only the Redemption Price without additional interest thereon upon surrender of the Series A Stock certificates properly endorsed to the Redemption Agent, American Stock Transfer & Trust Company.

       Common Stock

       The Company is authorized to issue 40.0 million shares of $.01 par value Common Stock. Under the Reorganization Plan 10.0 million shares of the Company's Common Stock were issued for the benefit of holders of allowed claims, interest and equity claims. An additional 6.6 million shares were issued upon the conversion of Series A Stock in 1994 and 1995, and .4 million shares were issued in connection with the exercise of warrants issued pursuant to the Reorganization Plan. As of December 31, 1995 approximately 17.4 million shares of the Company's Common Stock were outstanding. The Certificate of Incorporation of the Company prohibits the issuance of certain non-voting equity securities as required by the United States Bankruptcy Code.

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

       In December of 1990,  the  Company  approved  the 1990 Stock Option
       Plan (the "1990 Plan").    Under  the  terms  of  the 1990 Plan, as
       amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. The following table summarizes information with respect to the 1990 Plan:

                                          December 31,   December 31,
                                             1995           1994
       (Amounts in thousands, except      ------------   ------------
          price range)
       Outstanding, beginning of year....     860            743
       Granted...........................      20            215
       Exercised.........................    (189)           (88)
       Forfeited.........................     (46)           (10)
                                             ----            ---
       End of year
         Outstanding.....................     645            860
                                             ====            ===
         Exercisable.....................     461            528
         Price Range..................... $8.00-$16.13   $8.00 - $13.25
         Available.......................      45             19

       In July of 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. The following table summarizes information with respect to the 1995
       Plan:


                                          December 31,
                                             1995
       (Amounts in thousands, except      ------------
          price range)
       Outstanding, beginning of year....
       Granted...........................     200
       Exercised.........................
       Forfeited.........................
                                              ---
       End of year
         Outstanding.....................     200
                                              ===
         Exercisable.....................
         Price...........................  $26.50
         Available.......................     800


       Under the 1990 Plan and 1995 Plan, options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Options granted to date have been at an exercise price equal to 100% of the fair market value of the stock at the date of grant.

       Restricted Stock

       On February 27, 1995 the Board of Directors of the Company approved Restricted Stock Grant Agreements awarding 65,000 shares of Restricted Stock to each member of Senior Management (individually the "Executive"). The Restricted Stock is subject to complete forfeiture should the Executive to which it has been awarded be terminated prior to February 27, 1998. Upon the Executive remaining in the employ of the Company through February 27, 1998 the Restricted Stock becomes fully vested. Under certain defined circumstances involving a change in control of the Company the Restricted Stock will vest in full immediately.

       The Company has measured the total compensation cost of the Restricted Stock awards as the excess of the quoted market price of similar but unrestricted shares of stock at the award date over the purchase price, if any, of the Restricted Stock. The quoted market price of shares of the Company's Common Stock at the date of grant was $16.125, and the Restricted Stock was awarded to the Executives at no cost. The total compensation cost of the Restricted Stock is $2,096,000 and is being amortized over the three year vesting period.

       Warrants

       In accordance with the Reorganization Plan, the Company issued warrants (the "Warrants"), entitling the holders thereof, to purchase for $9.98 per Warrant, in the aggregate, 555,555 shares of Common Stock. In June 1994 the Company issued a redemption notice on the Warrants whereby warrantholders who wished to exercise their Warrant had to do so by July 29, 1994. Any warrantholder who did not exercise his or her Warrant by tendering the Warrant certificate for redemption has received or is entitled to receive the redemption price of $.05 per Warrant. A total of 420,178 Warrants were exercised and the Company realized net proceeds of approximately $4.2 million. The remaining 135,377 Warrants were redeemed by the Company.

       NOTE 7 - INCOME TAXES

       The benefit for income taxes at December 31 consisted of the following:


                                         1995      1994      1993
       (Amounts in thousands)          -------   -------   -------
       Current:
         Federal...................... $   236   $   219   $   120
         State........................     139       123       109
                                       -------   -------   -------
                                           375       342       229
                                       -------   -------   -------
       Deferred:
         Federal......................  (3,400)   (3,400)   (2,380)
         State........................    (600)     (600)     (420)
                                       -------   -------   -------
                                        (4,000)   (4,000)   (2,800)
                                       -------   -------   -------
       Benefit for income taxes....... $(3,625)  $(3,658)  $(2,571)
                                       =======   =======   =======

       The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:


                                            1995      1994      1993
       (Amounts in thousands)             --------  --------  --------
       Loss carryforwards................ $(19,429) $(27,679) $(31,572)
       Depreciation......................   (1,316)   (1,133)     (602)
       Other.............................   (2,568)   (2,465)   (2,137)
                                          --------  --------  --------

       Gross deferred tax assets.........  (23,313)  (31,277)  (34,311)
                                          --------  --------  --------

       Deferred tax assets valuation
         allowance.......................    9,313    21,277    28,311
                                          --------  --------  --------

       Deferred tax asset................ $(14,000) $(10,000) $ (6,000)
                                          ========  ========  ========


       The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:


                                              1995      1994      1993
       (Amounts in thousands)               -------   -------   -------
       Tax provision at statutory rate..... $ 8,177   $ 3,290   $ 1,026
       State income taxes..................     139       123       109
       Exercise of nonqualified stock
         options...........................    (577)
       Benefit of NOL carryforwards........  (7,364)   (3,071)     (906)
       Anticipation of future benefit of
         NOLs..............................  (4,000)   (4,000)   (2,800)
                                            -------   -------   -------

       Benefit for income taxes............ $(3,625)  $(3,658)  $(2,571)
                                            =======   =======   =======


       Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change net operating loss carryforwards ("NOLs") of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. These NOLs are subject to a fifteen year carryover period and expire for federal income tax purposes in the years 2002 through 2005. From the Effective Date through December 31, 1995 the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year and the recognition in 1995 of an additional $10.0 million under other provisions of Section 382 of the IRC. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. Should the Company experience a second "change of ownership", the limitation under Section 382 of the IRC on NOLs would be recalculated. The Company is presently determining the possible availability of NOLs above the current limitation; however, the Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration.

       SFAS No. 109 "Accounting for Income Taxes" requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $35 million of NOLs. Accordingly, the Company recorded an increase of $4.0 million in 1995 to its deferred tax asset, from $10.0 million recorded as of December 31, 1994, resulting in an aggregate deferred tax asset of $14.0 million recorded as of December 31, 1995 for the recognition of anticipated future utilization of NOLs.

       NOTE 8 - EMPLOYEE RETIREMENT PLAN

       The Company adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the "Plan") in January 1985. The Plan is a defined contribution 401(k) profit sharing plan covering employees of Maxicare Health Plans, Inc. and certain participating subsidiaries who have satisfied the eligibility requirements. The primary eligibility requirements are that an employee must be employed at a participating company, and must have completed one year of eligible service.

       The cost of the Plan is shared by the participants and the participating companies. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with
       Section 401(k) of the Internal Revenue Code. The Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions totaled $262,000, $289,000 and $304,000 for the years ended December 31,
       1995, 1994 and 1993, respectively.

       Quarterly Results of Operations (Unaudited)

       The  following  is  a  tabulation   of  the  quarterly  results  of
       operations for the years ended December 31:

       (Amounts in thousands,                                  Three months ended,
       except per share data)                     ---------------------------------------------
       ---------------------                      March 31     June 30     Sept 30     Dec 31
                                                  ---------   ---------   ---------   ---------
       1995
       ----

       Operating revenues                         $112,355    $113,692    $119,879    $131,418

       Income from operations                     $  4,288    $  4,230    $  4,445    $  4,847

       Net income (1)                             $  4,688    $  4,897    $  7,468    $ 10,623

       Net income available to common
         shareholders                             $  4,688    $  4,897    $  7,468    $ 10,623

       Net income per common share:
           Primary                                $    .35    $    .27    $    .41    $    .58
           Fully Diluted                          $    .26    $    .27    $    .41    $    .58

       1994
       ----

       Operating revenues                         $106,925    $106,996    $108,301    $109,951

       Income (loss) from operations (2)          $  1,802    $   (700)   $  2,296    $  2,996

       Net income (loss) (1)                      $  2,281    $   (126)   $  3,103    $  8,077

       Net income (loss) available to common
         shareholders                             $    931    $ (1,476)   $  1,811    $  6,789

       Net income (loss) per common share: (3)
           Primary                                $    .09    $   (.14)   $    .16    $    .59
           Fully Diluted                          $    .09    $   (.14)   $    .16    $    .45


       (1) Includes $4.0 million income tax benefits from the recording of a deferred tax asset in the fourth quarters of both 1995 and 1994  (see "Item 8. Financial Statements and Supplementary
           Data - Note 7 to the Company's Consolidated Financial Statements").

       (2) Includes a $3.0 million litigation  charge  recorded  in  the  second  quarter of 1994 as a result of a judgment awarding financing fees in connection with the Company's 1992 Series A
           Stock offering.

       (3) For each of the three month periods ending  March  31, June 30 and September 30, 1994 fully diluted earnings per share exceeded primary earnings per share (i.e., the calculations were
           "anti-dilutive").  Accordingly, primary earnings  per  share for those periods are reported as fully diluted.

                                       51

       Item 9.  Changes in and Disagreements with Accountants on
                ------------------------------------------------
                Accounting and Financial Disclosures
                ------------------------------------

       None.

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

       Item 11. Executive Compensation
                ----------------------

       Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1995, 1994 and 1993, of those persons who were, at December 31, 1995 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (collectively the "Named Officers"):


                               Summary Compensation Table


                                                                                        Long-Term
                                                   Annual Compensation                 Compensation
                                           ----------------------------------     ----------------------
                                                                                  Stock       Restricted
                                                     Reorganization               Options       Stock
                                                         Plan                     Awards        Awards      All Other
       Name and Principal Position  Year    Salary     Bonus(1)      Bonus(2)      (#)           (3)      Compensation(4)
       ---------------------------  ----   --------  --------------  --------    --------     ----------  ---------------
       Peter J. Ratican             1995   $425,000    $25,278       $356,862                 $1,048,125    $4,500
       Chairman of the Board        1994   $425,000                                                         $5,539
       of Directors, Chief          1993   $425,000    $18,513                                              $7,075
       Executive Officer and
       President

       Eugene L. Froelich           1995   $325,000    $25,278       $356,862                 $1,048,125    $4,500
       Executive Vice President -   1994   $325,000                                                         $5,539
       Finance and Administration,  1993   $325,000    $18,513                                              $7,075
       Chief Financial Officer
       and Director

       Alan D. Bloom                1995   $208,000                                                         $4,500
       Senior Vice President,       1994   $203,000                                 7,500                   $4,697
       Secretary and General        1993   $200,000                                 7,500                   $6,000
       Counsel

       Richard A. Link              1995   $205,000                                10,000                   $4,500
       Senior Vice President -      1994   $197,500                                 5,000                   $4,580
       Accounting and Chief         1993   $195,000                                 5,000                   $5,850
       Accounting Officer

       Aivars L. Jerumanis          1995   $190,000                                 5,000                   $4,500
       Senior Vice President -      1994   $187,000                                 5,000                   $5,250
       Management Information       1993   $173,000                                 5,000                   $4,225
       Systems and Chief
       Information Officer


       (1)  These amounts are bonuses payable pursuant to  the Reorganization Plan and were paid from funds held by the Disbursing Agent in a  segregated  account  and  were not paid out of the Company's available cash.

       (2)  These amounts include $256,862 paid in  February 1996 pursuant to employment agreements entered
            into by the Company with the Named Officers.   These employment agreements call for the payment
            of a bonus to  the  Named  Officers  based  upon  the  Company's annual pre-tax earnings before extraordinary items.  These amounts also include a $100,000 bonus paid to the Named Officers in
            February 1995 as determined by the Company's Board of Directors.

       (3)  These amounts represent the fair market value  of  65,000 shares of Restricted Stock awarded to each of the Named Officers on February  27,  1995,  based  upon the closing market price of the
            Company's Common Stock on that date  ($16.125).    The  Restricted Stock is subject to complete
            forfeiture should the  Named  Officer's  employment  with  the  Company  be terminated prior to
            February 27, 1998.  Upon  the  Named  Officer  remaining  in  the employ of the Company through
            February  27,  1998,  the  Restricted  Stock  becomes  fully  vested.    Under  certain defined
            circumstances involving a change in control  of  the  Company the Restricted Stock will vest in full immediately.  Based upon the closing  price  of the Company's Common Stock at December 31,
            1995 ($26.875), the Restricted Stock awarded to  each  Named Officer had a fair market value of
            $1,746,875 at that date.

       (4)  These amounts include contributions made by  the  Company  on behalf of the Named Officer under the Company's 401(k) Savings Incentive Plan.


       Option Grants
       -------------

       Shown below is further information on grants of stock options pursuant to the 1995 Stock Option Plan during the year ended December 31, 1995, to the Named Officers which are reflected in the Summary Compensation Table.


                                Number of
                                Securities   Percentage of                                      Potential Realizable
                                Underlying   Total Options                                        Value at Assumed
                                Options       Granted to     Exercise or                        Annual Rates of Stock
                                Granted (1)  Employees in    Base Price        Expiration       Price Appreciation for
              Name                 (#)       Fiscal 1995     ($/share)(2)         Date             Option Term (3)
       -------------------      -----------  -------------   ------------   -----------------   ----------------------
                                                                                                   5%            10%
                                                                                                --------      --------
       Richard A. Link            10,000         4.6%         $26.50        December 19, 2005   $166,657      $422,342
       Aivars L. Jerumanis         5,000         2.3%         $26.50        December 19, 2005   $ 83,329      $211,171


       (1)  The options were granted as of  December  19,  1995  and  vest in one-third installments on the first, second and third anniversaries of  the  date  of  grant.  If the grantee's employment is terminated under certain circumstances or there is a restructuring of the Company (as set forth in the option agreement) these options would become immediately exercisable.

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

       Option Exercises and Fiscal Year-End Values
       -------------------------------------------

       Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1995 and prior years under employment agreements, the 1995 Stock Option Plan and the 1990 Stock Option Plan to the Named Officers and held by them at December 31, 1995.


                                Number of Unexercised          Value of Unexercised
                                  Options Held At             In-the-Money Options At
                                December 31, 1995 (#)          December 31, 1995 (1)
                              -------------------------     -------------------------
             Name             Exercisable Unexercisable     Exercisable Unexercisable
       -------------------    ----------- -------------     ----------- -------------
       Peter J. Ratican        427,778                      $8,479,866
       Eugene L. Froelich      427,778                      $8,479,866
       Alan D. Bloom            17,500        7,500         $  309,038    $111,238
       Richard A. Link          65,001       14,999         $1,210,208    $ 77,892
       Aivars L. Jerumanis      25,001        9,999         $  457,708    $ 76,017


       (1) Based on the closing price on the NASDAQ-NMS on that date ($26.875), net of the option exercise price.


       Shown below is information with respect to stock options exercised by Named Officers in 1995.


                                                                     Number of                  Value of
                                   Shares                      Securities Underlying       Unexercised in-the
                                 Acquired on                    Unexercised Options         Money Options at
                                  Exercise        Value         at December 31, 1995(#)    December 31, 1995($)
              Name                  (#)        Realized ($)   Exercisable/Unexercisable  Exercisable/Unexercisable
       -------------------       -----------   ------------   -------------------------  -------------------------
       Richard A. Link             10,000        $ 87,500           65,001/14,999           $1,210,208/$77,892
       Aivars L. Jerumanis         10,000        $123,438           25,001/9,999            $  457,708/$76,017



       Employment Agreements
       ---------------------

       As of January 1, 1992, the Company entered into five-year employment agreements with Peter J. Ratican and Eugene L. Froelich ("Senior Management") which agreements were amended by amendment dated February 27, 1995 (the "Employment Agreements"). These
       Employment Agreements provide for annual base compensation of $425,000 for Mr. Ratican and $325,000 for Mr. Froelich, subject to increases and bonuses, as may be determined by the Board based on annual reviews. The Employment Agreements provide that upon the termination of either member of Senior Management by the Company without Cause or reasons other than death or incapacity or the voluntary termination by either member of Senior Management for certain reasons as set forth in the Employment Agreements, the terminated member will be entitled to receive (i) a payment equal to the balance of the terminated member's annual base salary which would have been paid over the remainder of the term of the Employment Agreement; (ii) an additional one year's annual base salary; (iii) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the Employment Agreement; (iv) immediate vesting of all stock options;
       (v) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefits plans including a car allowance through December 31, 1996. Cause is defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction for a felony or of a crime involving moral turpitude, dishonesty or theft. In the event of a Change of Control of the Company, either member may elect to terminate the Employment Agreement in which case the electing member will be entitled to receive a payment equal to 2.99 times that member's average annualized compensation from all sources (including the value of unexercised options) from the Company over the five year period through the date of the Change of Control. Change of Control is defined as: (i) any transaction or occurence which results in the Company ceasing to be publically owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than forty percent (40%) of the combined voting power of the Company's outstanding securities; (iii) a change in the composition of the Board, as set forth in the Employment Agreements; (iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than sixty percent (60%) of the equity; or
       (v) the sale or transfer of all or substantially all of the Company's assets. In the event of death or incapacity, the member, or his estate, shall receive the equivalent of ninety (90) days base salary and in the case of incapacity, the continuation of health and disability benefits. The Employment Agreements also provide that in the event either member of Senior Management does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing Employment Agreements before the expiration of such Employment Agreements, such member will be entitled to receive a payment equal to one year's base salary under the terminating agreement. Under these Employment Agreements, each member of Senior Management will be entitled to receive an annual performance bonus calculated using a formula, as set forth in the Employment Agreements, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock, Senior Management will be entitled to a sale bonus calculated using a formula which is based on a percentage of the excess value of the Company over an initial value as set forth in the Employment Agreements.

       In addition, Senior Management remains entitled to receive certain additional compensation out of funds set aside for distribution under the Reorganization Plan on the Effective Date or from the proceeds of assets liquidated on behalf of pre-petition creditors under the Reorganization Plan.

       As of January 1, 1995, the Company entered into employment agreements, effective through December 31, 1997, with Alan D.
       Bloom, Richard A. Link and Aivars L. Jerumanis. The contracts provide minimum base salaries of $208,000, $205,000 and $190,000 for Messrs. Bloom, Link and Jerumanis, respectively, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. The contracts with Messrs. Bloom, Link and Jerumanis provide that should their employment be terminated under certain circumstances, they would receive up to the equivalent of four (4) months base salary.

       Compensation of Directors
       -------------------------

       During 1995, certain members of the Board received compensation for their services as directors. These members were Claude S. Brinegar, Florence F. Courtright, Thomas W. Field, Jr., Charles E. Lewis and Alan S. Manne. Messrs. Brinegar, Field, Lewis and Manne each received cash payments of $30,750 during 1995, while Ms. Courtright received $27,000. During 1996, current directors, excluding directors who are also officers of the Company, will receive compensation for their services in the amount of $27,000 per year, plus $750 per meeting. In addition, these directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their service as directors of the Company.

       Non-employee directors of the Company have received options to purchase shares of Common Stock which are immediately exercisable at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1995 held by the directors, the date of grant and the exercise price of such options:

                                # of                       Exercise Price
             Director          Options    Date of Grant      Per Share
       ---------------------   -------  -----------------  --------------
       Claude S. Brinegar       10,000  July 18, 1991         $ 9.25
                                10,000  December 20, 1993     $ 9.63

       Florence F. Courtright   10,000  November 5, 1993      $10.88

       Thomas W. Field          10,000  April 1, 1992         $10.50
                                10,000  December 20, 1993     $ 9.63

       Alan S. Manne            10,000  January 28, 1994      $12.63

       Provided these directors continue to serve as directors of the Company, the exercise term of these outstanding options is five years. If the directorship is terminated, the options expire thirty (30) days from the date of such termination. In August 1995, Dr. Lewis exercised 10,000 options granted to him on December 20, 1993.

       Compensation Committee Interlocks and Insider Participation
       -----------------------------------------------------------

       Peter J. Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1995. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines Mr. Ratican's total compensation package.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management
                 ----------

       The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of
       December  31,  1995  by  each  director,  by  the  Company's  chief executive officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.


                                                 Amount and Nature of
                                               Beneficial Ownership(1)
                                               ------------------------
                                                             Percentage
                                                Common       of Common
       Name and Address of Person or Group      Stock(2)      Stock(3)
       -----------------------------------     ---------     ----------
       RCM Capital Management (4)              1,646,500       9.5%
         Four Embarcadero Center
         San Francisco, California  94111

       Heartland Advisors, Inc. (5)              938,700       5.4%
         790 North Milwaukee Street
         Milwaukee, Wisconsin  53202

       RCM Capital Funds, Inc. (6)               926,000       5.3%
         Four Embarcadero Center
         San Francisco, California  94111

       Peter J. Ratican (7)                      492,996       3.8%
         1149 South Broadway Street
         Los Angeles, California  90015

       Eugene L. Froelich (7)                    492,778       3.8%
         1149 South Broadway Street
         Los Angeles, California  90015

       Richard A. Link (8)                        65,022        *
         1149 South Broadway Street
         Los Angeles, California  90015

       Aivars L. Jerumanis (9)                    31,001        *
         1149 South Broadway Street
         Los Angeles, California  90015


                                                 Amount and Nature of
                                               Beneficial Ownership(1)
                                               ------------------------
                                                             Percentage
                                                Common       of Common
       Name and Address of Person or Group      Stock(2)      Stock(3)
       -----------------------------------     ---------     ----------
       Claude S. Brinegar (10)(11)                21,000         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Thomas W. Field, Jr. (11)(12)              20,000         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Alan D. Bloom (13)                         17,862         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Alan S. Manne (11)(14)                     10,500         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Florence F. Courtright (11)(14)            10,000         *
         1149 South Broadway Street
         Los Angeles, California  90015

       Charles E. Lewis (11)                          16         *
         1149 South Broadway Street
         Los Angeles, California  90015


       All Directors and Executive Officers
         as a Group (14 persons) (15)          1,300,230        7.0%


       -------------------------
       * - less than one percent


       (1) Except as otherwise set forth herein, all information pertaining to the holdings of persons who beneficially own more than 5% of any class of the Company's voting stock (other than the Company or its executive officers and directors) is based on filings with the Securities and Exchange Commission (the "SEC") and information provided by the record holders.

       (2) In setting forth "beneficial" ownership, the rules of the SEC require that shares underlying currently exercisable options, including options which become exercisable within 60 days, held by a described person be treated as "beneficially" owned and further require that every person who has or shares the power to vote or to dispose of shares of stock be reported as a "beneficial" owner of all shares as to which any such sole or shared power exists. As a consequence, shares which are not yet outstanding are, if obtainable upon exercise of an option which is exercisable or will become exercisable within 60 days, nevertheless treated as "beneficially" owned by the designated person, and several persons may be deemed to be the "beneficial" owners of the same securities if they share the power to vote or dispose of them.

       (3) Assumes 17,420,116 shares of Common Stock outstanding, and, with respect to each listed beneficial owner, the exercise or conversion of any option or right held by each such owner exercisable or convertible within 60 days.


       (4) RCM Capital Management ("RCM Capital") is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. RCM Limited L.P. ("RCM Limited") is the General Partner of RCM Capital. RCM Limited has beneficial ownership of these shares to the extent RCM Limited may be deemed to have beneficial ownership of securities managed by RCM Capital. RCM General Corporation ("RCM General") is the General Partner of RCM Limited, the General Partner of RCM Capital. RCM General has beneficial ownership of these shares to the extent RCM General may be deemed to have beneficial ownership of securities managed by RCM Capital. These beneficial owners have sole voting power with respect to 1,501,500 shares, sole dispositive power with respect to 1,639,500 shares and shared dispositive power with respect to 7,000 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by RCM Capital, RCM Limited and RCM General is based upon a Schedule 13G filed jointly by RCM Capital, RCM Limited and RCM General with the SEC on February 6, 1996.

       (5) Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All shares are held in various investment advisory accounts of Heartland Advisors, Inc. These beneficial owners have sole voting power with respect to 929,200 shares and sole dispositive power with respect to 938,700 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by Heartland Advisors, Inc. is based upon a Schedule 13G filed by Heartland Advisors, Inc. with the SEC on February 16, 1996.

       (6) RCM Capital Funds is a diversified open-end management investment company registered under the Investment Company Act of 1940 and is comprised of three series of stock funds. RCM Capital Funds has retained RCM Capital as the investment manager for all three series of stock funds. As investment manager, RCM Capital makes all investment decisions for each series of RCM Capital Funds, subject to the overall supervision of the Board of Directors of RCM Capital Funds. Accordingly, these shares are also included in the shares beneficially owned by RCM Capital. These beneficial owners have sole dispositive power with respect to 926,000 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by RCM Capital Funds and RCM Capital is based upon a Schedule 13G filed by RCM Capital Funds with the SEC on February 9, 1996.

       (7) Includes 427,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (8) Includes 65,001 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (9) Includes 25,001 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (10) Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (11) Does not include the Unallocated Shares, held of record by the Company. These shares are held by the Company, as disbursing agent for the benefit of holders of Reorganization Plan classes 5A through 5H, 7 and 8A through 8D allowed claims and Reorganization Plan class 12 allowed interests and equity claims. The Company disclaims beneficial ownership of these shares. Under certain circumstances, the Independent Directors, currently Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright, have rights to vote the Unallocated Shares. The Independent Directors disclaim beneficial ownership of these shares. For further information on the voting of these shares, see "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters".

       (12) All  shares  are  subject   to  options  which  are  currently
            exercisable or will become exercisable within 60 days.

       (13) Includes 17,500 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (14) Includes 10,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

       (15) Includes 1,161,561 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

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

                Report of Independent Auditors - Ernst & Young LLP

                Consolidated Balance Sheets - At December 31, 1995
                  and 1994
                Consolidated Statements of Operations - Years ended
                  December 31, 1995, 1994 and 1993
                Consolidated Statements of Cash Flows - Years ended
                  December 31, 1995, 1994 and 1993
                Consolidated Statements of Changes in Shareholders'
                  Equity - Years ended December 31, 1995, 1994 and 1993
                Notes to Consolidated Financial Statements

       (a) 2. Financial Statement Schedules

                Schedule I - Condensed Financial Information of Registrant
                - Condensed Balance Sheets at December 31, 1995 and 1994, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993, Notes to Condensed Financial Information of Registrant

                Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

       All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

       (a) 3. Exhibits

        2.1 Joint Plan of Reorganization dated May 14, 1990, as modified on May 24, 1990 and July 12, 1990 (without schedules)*

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

        4.12 Form of Certificate of Preferred Stock of Maxicare Health Plans, Inc.@

       10.1   Management Incentive Program*

       10.2   Incentive Compensation Agreement*

       10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@

       10.3c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@@@@

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@

       10.4c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@@@@

       10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1995@@@@

       10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1995@@@@

       10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@

       10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of January 1, 1995@@@@

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

       10.15 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990*

       10.18 Form of Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 5, 1990*

       10.19 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 5, 1990*

       10.20 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 5, 1990*

       10.23 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of December 5, 1990*

       10.28  Form of Distribution Trust Agreement*

       10.30  Maxicare Health Plans, Inc. 401(k) Plan*

       10.35 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Charles E. Lewis, dated as of May 20, 1991@

       10.36 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of July 18, 1991@

       10.38 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 20, 1991@

       10.40 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of December 20, 1991@

       10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@

       10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@

       10.44  Amended Maxicare Health Plans, Inc. 1990 Stock Option Plan@

       10.50 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of April 1, 1992@@

       10.51d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of January 1, 1995@@@@

       10.52 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of December 5, 1990@@

       10.53 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of December 20, 1991@@

       10.54 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Florence F. Courtright, dated as of November 5, 1993@@@

       10.55 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 20, 1993@@@

       10.56 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 20, 1993@@@

       10.57 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 20, 1993@@@

       10.58 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of December 20, 1993@@@

       10.59 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of December 20, 1993@@@

       10.61 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of December 20, 1993@@@

       10.62 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Dr. Charles E. Lewis, dated as of December 20, 1993@@@

       10.63 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of December 20, 1993@@@

       10.64a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of January 1, 1995@@@@

       10.65 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of May 20, 1991@@@

       10.66 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of December 20, 1991@@@

       10.67 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of December 20, 1993@@@

       10.68 Lease by and between Maxicare Health Plans, Inc. and Transamerica Occidental Life Insurance Company, dated as of June 1, 1994#

       10.69 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan S. Manne, dated as of January 28, 1994@@@@

       10.70 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 8, 1994@@@@

       10.71 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of December 8, 1994@@@@

       10.72 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 8, 1994@@@@

       10.73 Stock Option Agreement by and between Maxicare Health Plans, Inc. and David J. Hammons, dated as of December 8, 1994@@@@

       10.74 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of December 8, 1994@@@@

       10.75 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 8, 1994@@@@

       10.76 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 27, 1995@@@@

       10.77 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 27, 1995@@@

       10.78  Maxicare Health Plans, Inc. 1995 Stock Option Plan##

       10.79 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1995

       10.80a Stock Option Agreement by and between Maxicare Health Plans,
              Inc. and Warren D. Foon, dated as of May 20, 1991

       10.80b Stock Option Agreement by and between Maxicare Health Plans,
              Inc. and Warren D. Foon, dated as of December 20, 1991

       10.80c Stock Option Agreement by and between Maxicare Health Plans,
              Inc. and Warren D. Foon, dated as of December 20, 1993

       10.80d Stock Option Agreement by and between Maxicare Health Plans,
              Inc. and Warren D. Foon, dated as of December 8, 1994

       10.81  Form of Stock Option Agreement relating to Exhibit 10.78

       21     List of Subsidiaries@@@

       23.4   Consent of Independent Auditors - Ernst & Young LLP

       23.5   Consent of Independent Accountants - Price Waterhouse LLP

       27     Financial Data Schedule for the year ended December 31, 1995

       28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***

       28.2   Stipulation    and    Order    Regarding    Conditions    to
              Effectiveness of Joint Plan of Reorganization***

       99.1   Report of Price Waterhouse LLP


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

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       #    Incorporated  by  reference  from  the  Company's Quarterly
            Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

       ##   Incorporated  by  reference  from  the  Company's Quarterly
            Report on Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.

       (b)  Reports on Form 8-K

            None.

                                    SIGNATURES



                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           March 28, 1996                    /s/ PETER J. RATICAN
           --------------                    ------------------------
                Date                             Peter J. Ratican
                                              Chief Executive Officer


           March 28, 1996                    /s/ EUGENE L. FROELICH
           --------------                    ------------------------
                Date                             Eugene L. Froelich
                                              Chief Financial Officer


           March 28, 1996                    /s/ RICHARD A. LINK
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


          Signatures                      Title                 Date
          ----------                      -----                 ----


       /s/ PETER J. RATICAN         Chairman and Director   March 28, 1996
       --------------------
           Peter J. Ratican


       /s/ EUGENE L. FROELICH       Director                March 28, 1996
       ----------------------
           Eugene L. Froelich


       /s/ CLAUDE S. BRINEGAR       Director                March 26, 1996
       -----------------------
           Claude S. Brinegar


       /s/ FLORENCE F. COURTRIGHT   Director                March 26, 1996
       --------------------------
           Florence F. Courtright


       /s/ THOMAS W. FIELD, JR.     Director                March 22, 1996
       ------------------------
           Thomas W. Field, Jr.


       /s/ CHARLES E. LEWIS         Director                March 23, 1996
       --------------------
           Charles E. Lewis


       /s/ ALAN S. MANNE            Director                March 26, 1996
       -----------------
           Alan S. Manne

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONDENSED BALANCE SHEETS

                           (Amounts in thousands)



                                                                               December 31,
                                                                              1995      1994
                                                                            --------  -------
       CURRENT ASSETS
         Cash and cash equivalents......................................... $  9,359  $ 4,528
         Marketable securities.............................................   15,008   10,754
         Amounts due from affiliates - Note 2..............................    3,081    2,936
         Deferred tax asset................................................   14,000   10,000
         Income tax receivable.............................................    2,200
         Other current assets..............................................      546      585
                                                                            --------  -------
            TOTAL CURRENT ASSETS...........................................   44,194   28,803

       PROPERTY AND EQUIPMENT, NET.........................................    2,098    2,052
       INVESTMENT IN SUBSIDIARIES..........................................   59,081   43,363
       OTHER LONG-TERM ASSETS..............................................      244    2,164
                                                                            --------  -------
            TOTAL ASSETS................................................... $105,617  $76,382
                                                                            ========  =======

       CURRENT LIABILITIES
         Payable to disbursing agent....................................... $  6,248  $ 6,248
         Amounts due to affiliates - Note 2................................      184      238
         Other current liabilities.........................................    3,678    4,166
                                                                            --------  -------
            TOTAL CURRENT LIABILITIES......................................   10,110   10,652

       OTHER LONG-TERM LIABILITIES.........................................      802      380
                                                                            --------  -------
            TOTAL LIABILITIES..............................................   10,912   11,032
                                                                            --------  -------

       COMMITMENTS AND CONTINGENCIES - Note 3

       TOTAL SHAREHOLDERS' EQUITY.....................................        94,705   65,350
                                                                            --------  -------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $105,617  $76,382
                                                                            ========  =======








                       See notes to condensed financial information of registrant.

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                           (Amounts in thousands)



                                                                       Years ended December 31,
                                                                     1995        1994      1993
                                                                    -------    -------   -------
       REVENUES
         Equity in earnings (losses) of subsidiaries............... $18,318    $ 9,895   $(1,208)
         Service agreement income..................................  11,115      9,017    15,419
         Other income..............................................                 22         4
                                                                    -------    -------   -------
            TOTAL REVENUES.........................................  29,433     18,934    14,215
                                                                    -------    -------   -------
       EXPENSES
         Marketing, general and administrative expenses............  14,123     14,576    12,531
         Depreciation and amortization.............................   1,011      1,875     3,872
                                                                    -------    -------   -------
            TOTAL EXPENSES.........................................  15,134     16,451    16,403
                                                                    -------    -------   -------
       INCOME (LOSS) FROM OPERATIONS...............................  14,299      2,483    (2,188)

         Investment income.........................................   1,191        618       504
         Interest expense, net of inter-company interest income
           and expense.............................................     (34)       (20)      (62)
                                                                    -------    -------   -------
       INCOME (LOSS) BEFORE INCOME TAXES...........................  15,456      3,081    (1,746)

       INCOME TAX BENEFIT..........................................  12,220     10,254     7,334
                                                                    -------    -------   -------
       NET INCOME..................................................  27,676     13,335     5,588

       PREFERRED STOCK DIVIDENDS...................................             (5,280)   (5,400)
                                                                    -------    -------   -------

       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS................. $27,676    $ 8,055   $   188
                                                                    =======    =======   =======







                        See notes to condensed financial information of registrant.

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)



                                                                   Years ended December 31,
                                                                  1995       1994       1993
                                                                --------   --------   --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ............................................. $ 27,676   $ 13,335   $  5,588
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization.........................    1,011      1,875      3,872
         Provision for long-term receivables valuation.........    2,004
         Benefit from deferred taxes...........................   (4,000)    (4,000)    (2,800)
         Amortization of restricted stock......................      583
         Equity in (earnings) losses of subsidiaries...........  (18,318)    (9,895)     1,208
         Changes in assets and liabilities:
          Changes in other miscellaneous assets and
            liabilities........................................   (3,372)     2,540     (4,105)
                                                                --------   --------   --------
       Net cash provided by operating activities...............    5,584      3,855      3,763
                                                                --------   --------   --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales (purchases) of marketable securities, net.......   (4,254)   (8,230)      8,945
         Capital contributions to subsidiaries, net............   (5,530)   (4,770)    (12,443)
         Dividends received from subsidiaries..................    8,130     7,769      10,490
         Purchases of property and equipment...................      (53)     (208)       (397)
         Dispositions of property and equipment................        3        10
                                                                --------   -------    --------
       Net cash provided by (used for) investing activities....   (1,704)   (5,429)      6,595
                                                                --------   -------    --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of preferred stock dividends..................             (5,280)     (5,400)
         Cash transferred to disbursing agent..................                           (971)
         Payments on capital lease obligations.................     (145)                 (373)
         Payments on long-term debt to affiliates..............               (114)     (1,050)
         Stock options exercised...............................    1,621       717         136
         Redemption of preferred stock.........................     (525)
         Warrants exercised....................................              4,193
                                                                --------   -------    --------
       Net cash provided by (used for) financing activities....      951      (484)     (7,658)
                                                                --------   -------    --------
       Net increase (decrease) in cash and cash equivalents....    4,831    (2,058)      2,700
       Cash and cash equivalents at beginning of period........    4,528     6,586       3,886
                                                                --------   -------    --------
       Cash and cash equivalents at end of period.............. $  9,359   $ 4,528    $  6,586
                                                                ========   =======    ========
       Supplemental disclosures of cash flow information:
         Cash paid during the year for -
            Interest........................................... $     22   $    24    $     28
            Income taxes....................................... $  2,689   $   163    $    284

                         MAXICARE HEALTH PLANS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)



                                                                   Years ended December 31,
                                                                  1995      1994       1993
                                                                --------   -------    ------
       Supplemental schedule of non-cash investing activities:
         Capital lease obligations incurred for purchase of
          property and equipment and intangible assets......... $   963    $  484

         Book value of assets exchanged for assets.............                       $ 40
         Fair value of assets exchanged........................                        (25)
                                                                                      ----
         Loss on assets exchanged..............................                       $ 15
                                                                                      ====

       Supplemental schedule of non-cash financing activities:
         Reclassification of preferred stock capital accounts
          to common stock capital accounts pursuant to the
          conversion of preferred stock to common stock........ $53,195    $2,580
         Issuance of restricted common stock................... $ 2,096






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

       Certain amounts for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

       NOTE 2 - TRANSACTIONS WITH AFFILIATES

       MHP operates under a decentralized and segregated cash management system. The operating subsidiaries currently pay monthly fees to MHP pursuant to administrative services agreements.

       NOTE 3 - COMMITMENTS AND CONTINGENCIES

       MHP's assets held under capital leases at December 31, 1995 and 1994 of $1,247,000 and $378,000, respectively, (net of $199,000 and
       $106,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

       Future minimum lease commitments for noncancelable leases at December 31, 1995 were as follows:


                                           Operating   Capitalized
                                            Leases       Leases
            (Amounts in thousands)         ---------   -----------
            1996..........................   $  551      $  506
            1997..........................      595         389
            1998..........................      635         391
            1999..........................      496
            2000..........................       83
                                             ------      ------
            Total minimum
              obligations.................   $2,360       1,286
                                             ======

            Less current
              obligations.................                  506
            Long-term                                    ------
              obligations.................               $  780
                                                         ======

                          MAXICARE HEALTH PLANS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                      For the Year Ended December 31, 1995



       Column A                   Column B               Column C              Column D        Column E
       --------                  ----------      --------------------------   ----------     -------------
                                                         Additions
                                                 --------------------------
                                 Balance at      Charged to    Charged to
                                 beginning       costs and   other accounts   Deductions      Balance at
       Description               of period        expenses    - describe      - describe     end of period
       -----------               ----------      ----------  --------------   ----------     -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:      $3,371                                       $430(1)         $2,941

       Other valuation
         accounts:                     32                       $2,004(2)         32(3)          2,004
                                   ------                       ------          ----            ------
                                   $3,403                       $2,004          $462            $4,945
                                   ======                       ======          ====            ======


       (1)  Reduction in premium revenue.
       (2)  Reduction in notes receivable reserve.


                                        For the Year Ended December 31, 1994


       Column A                   Column B               Column C              Column D        Column E
       --------                  ----------      --------------------------   ----------     -------------
                                                         Additions
                                                 --------------------------
                                 Balance at      Charged to    Charged to
                                 beginning       costs and   other accounts   Deductions      Balance at
       Description               of period        expenses    - describe      - describe     end of period
       -----------               ----------      ----------  --------------   ----------     -------------
         Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:      $2,706                       $665(4)                         $3,371

       Other valuation
         accounts:                     34                                         $2(3)             32
                                   ------                       ----              --            ------
                                   $2,740                       $665              $2            $3,403
                                   ======                       ====              ==            ======


       (1)  Write-off of retroactive billing adjustments.
       (2)  Increase to valuation allowance for long-term receivables.
       (3)  Write-off of notes receivable reserve.
       (4)  Reduction in premium revenue.

       </TABLE

                                            MAXICARE HEALTH PLANS, INC.

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (Amounts in thousands)

                                        For the Year Ended December 31, 1993




       Column A                   Column B               Column C              Column D        Column E
       --------                  ----------      --------------------------   ----------     -------------
                                                         Additions
                                                 --------------------------
                                 Balance at      Charged to    Charged to
                                 beginning       costs and   other accounts   Deductions      Balance at
       Description               of period        expenses    - describe      - describe     end of period
       -----------               ----------      ----------  --------------   ----------     -------------
       Allowance for
         doubtful accounts
         and retroactive
         billing adjustments:      $2,324                       $382(1)                         $2,706

       Other valuation
         accounts:                     34                                                           34
                                   ------                       ----                            ------
                                   $2,358                       $382                            $2,740
                                   ======                       ====                            ======


       (1)  Reduction in premium revenue.



                                INDEX TO EXHIBITS



       Exhibit                                               Sequential
       Number    Description                                 Page Number
       ------    -----------------------------------------   -----------
        2.1      Joint Plan of Reorganization dated May 14,
                 1990, as modified on May 24, 1990 and
                 July 12, 1990 (without schedules)*

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

       Exhibit                                               Sequential
       Number    Description                                 Page Number
       -------   ------------------------------------------  -----------
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

       Exhibit                                              Sequential
       Number  Description                                  Page Number
       ------  ------------------------------------------   -----------
       10.1    Management Incentive Program*

       10.2    Incentive Compensation Agreement*

       10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Peter J. Ratican, dated as of January
               1, 1992@

       10.3c   Amendment No. 1 to the Employment and
               Indemnification Agreement by and between
               Maxicare Health Plans, Inc. and Peter J.
               Ratican, dated as of January 1, 1992@@@@

       10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Eugene L. Froelich, dated January 1,
               1992@

       10.4c   Amendment No. 1 to the Employment and
               Indemnification Agreement by and between
               Maxicare Health Plans, Inc. and Eugene L.
               Froelich dated, January 1, 1992@@@@

       10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Vicki F. Perry, dated as of January
               1, 1995@@@@

       10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
               and Alan D. Bloom, dated as of January 1,
               1995@@@@

       10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@


       -------------------------
       * Incorporated by reference from the Company's Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                               Sequential
       Number   Description                                  Page Number
       -------  -------------------------------------------  -----------
       10.12e   Employment and Indemnification Agreement by
                and between Maxicare Health Plans, Inc. and
                Aivars Jerumanis, dated as of January 1,
                1995@@@@

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

       10.15    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Eugene L.
                Froelich, dated as of December 5, 1990*

       10.18    Form of Stock Option Agreement by and
                between Maxicare Health Plans, Inc. and
                Vicki F. Perry, dated as of December 5,
                1990*

       10.19    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan D.
                Bloom, dated as of December 5, 1990*

       10.20    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard
                A. Link, dated as of December 5, 1990*

       10.23    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars L.
                Jerumanis, dated as of December 5, 1990*

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

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                              Sequential
       Number   Description                                 Page Number
       -------  ----------------------------------------    -----------
       10.36    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Claude
                S. Brinegar, dated as of July 18, 1991@

       10.38    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard
                A. Link, dated as of December 20, 1991@

       10.40    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars L.
                Jerumanis, dated as of December 20, 1991@

       10.42    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Peter J.
                Ratican, dated as of February 25, 1992@

       10.43    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Eugene
                L. Froelich, dated as of February 25,
                1992@

       10.44    Amended Maxicare Health Plans, Inc.
                1990 Stock Option Plan@

       10.50    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Thomas W.
                Field, Jr., dated as of April 1, 1992@@

       10.51d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
                and Robert J. Landis, dated as of January 1,
                1995@@@@

       10.52    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert J.
                Landis, dated as of December 5, 1990@@

       -------------------------
       @ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

       @@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, in which this exhibit bore the same exhibit number.

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                               Sequential
       Number   Description                                  Page Number
       -------  ----------------------------------------     -----------
       10.53    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert J.
                Landis, dated as of December 20, 1991@@

       10.54    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Florence F.
                Courtright, dated as of November 5, 1993@@@

       10.55    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Vicki
                F. Perry, dated as of December 20, 1993@@@

       10.56    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan D.
                Bloom, dated as of December 20, 1993@@@

       10.57    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard A.
                Link, dated as of December 20, 1993@@@

       10.58    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars L.
                Jerumanis, dated as of December 20, 1993@@@

       10.59    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert J.
                Landis, dated as of December 20, 1993@@@

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

       Exhibit                                               Sequential
       Number   Description                                  Page Number
       -------  -------------------------------------------  -----------
       10.64a   Employment and Indemnification Agreement
                by and between Maxicare Health Plans, Inc.
                and David J. Hammons, dated as of January
                1, 1995@@@@

       10.65    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of May 20, 1991@@@

       10.66    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David
                J. Hammons, dated as of December 20, 1991@@@

       10.67    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David J.
                Hammons, dated as of December 20, 1993@@@

       10.68    Lease by and between Maxicare Health Plans,
                Inc. and Transamerica Occidental Life
                Insurance Company, dated as of June 1, 1994#

       10.69    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan S.
                Manne dated as of January 28, 1994@@@@

       10.70    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Alan D.
                Bloom, dated as of December 8, 1994@@@@

       10.71    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Aivars L.
                Jerumanis, dated as of December 8,
                1994@@@@

       10.72    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Richard A.
                Link, dated as of December 8, 1994@@@@


       -------------------------
       # Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                              Sequential
       Number   Description                                 Page Number
       -------  ----------------------------------------    -----------
       10.73    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and David J.
                Hammons, dated as of December 8,
                1994@@@@

       10.74    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Robert J.
                Landis, dated as of December 8,
                1994@@@@

       10.75    Stock Option Agreement by and between
                Maxicare Health Plans, Inc. and Vicki F.
                Perry, dated as of December 8,
                1994@@@@

       10.76    Restricted Stock Grant Agreement by and
                between Maxicare Health Plans, Inc. and
                Peter J. Ratican, dated as of February
                27, 1995@@@@

       10.77    Restricted Stock Grant Agreement by and
                between Maxicare Health Plans, Inc. and
                Eugene L. Froelich, dated as of February
                27, 1995@@@@


       10.78    Maxicare Health Plans, Inc., 1995 Stock
                Option Plans##

       10.79    Employment and Indemnification Agreement      90 of 130
                by and between Maxicare Health Plans, Inc.
                and Warren D. Foon, dated as of January 1,
                1995

       10.80a   Stock Option Agreement by and between         98 of 130
                Maxicare Health Plans, Inc. and Warren D.
                Foon, dated as of May 20, 1991

       10.80b   Stock Option Agreement by and between        105 of 130
                Maxicare Health Plans, Inc. and Warren D.
                Foon, dated as of December 20, 1991.


       -------------------------
       ## Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.

       @@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

       Exhibit                                              Sequential
       Number   Description                                 Page Number
       -------  ----------------------------------------    -----------
       10.80c   Stock Option Agreement by and between        112 of 130
                Maxicare Health Plans, Inc. and Warren D.
                Foon, dated as of December 20, 1993

       10.80d   Stock Option Agreement by and between        118 of 130
                Maxicare Health Plans, Inc. and Warren D.
                Foon, dated as of December 8, 1994

       10.81    Form of Stock Option Agreement relating      124 of 130
                to Exhibit 10.78

       21       List of Subsidiaries@@@

       23.4     Consent of Independent Auditors              126 of 130
                - Ernst & Young LLP

       23.5     Consent of Independent Accountants           127 of 130
                - Price Waterhouse LLP

       27       Financial Data Schedule for the year         128 of 130
                ended December 31, 1995

       28.1     Notice That The Conditions to
                Effectiveness of the Plan Have Been
                Met or Waived***

       28.2 Stipulation and Order Regarding Conditions to Effectiveness of Joint Plan of Reorganization***

       99.1     Report of Price Waterhouse LLP               130 of 130


       -------------------------
       *** Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which this exhibit bore the same exhibit number.

       @@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.