Form 10-K/A
period 1995-12-31
MAXICARE HEALTH PLANS INC
filed 1996-05-06
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-K/A

                                (AMENDMENT NO. 1)


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


                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)
                                  1 of 9

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


                         DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

       Item 11. Executive Compensation
                ----------------------


       The 1995 Board Compensation Committee Report on Executive
       ---------------------------------------------------------
       Compensation
       ------------

           Compensation Philosophy Regarding Executive Officers
           ----------------------------------------------------

       The Compensation Committee designs, reviews and approves the compensation program for the Company's top executive employees. The Compensation Committee for the Company's 1995 fiscal year was comprised of three outside directors and Peter J. Ratican (ex-officio), the Company's President and Chief Executive Officer (the "CEO"). The Compensation Committee coordinates with the Stock Option Committee stock option grants pursuant to the stockholder approved 1990 and 1995 Stock Option Plans. The recommendations of the Compensation Committee regarding compensation are presented to the Board which makes all final approvals.

       The fundamental philosophy of the Company's compensation program is to offer compensation opportunities for all employees which are based on the individual's contribution and personal performance.

       Consideration is also given to a person's potential for future responsibility and promotion.

       In designing and administering the individual elements of the executive compensation program, the Compensation Committee strives to balance short and long-term incentive objectives and employ prudent judgment in establishing performance criteria, evaluating performance and determining actual incentive payments. Essentially, the executive compensation program of the Company has been designed to:

       o support a pay for performance policy that differentiates in compensation amounts based on corporate, business unit and individual performance;

       o motivate key executive officers to achieve strategic business initiatives and reward them for their achievement;

       o provide compensation opportunities which are comparable to those offered by other leading companies in the health care industry, thus allowing the Company to compete for and retain talented executives who are critical to the Company's long-term success; and

       o align the interest of executives with the long-term interest of stockholders through award opportunities that can result in bonuses and ownership of common stock.

         Relationship Of Performance Under The Compensation Program
         ----------------------------------------------------------

       The compensation program supports the Company's internal culture and human resource values which are to foster career opportunities and develop the best people at all levels and to encourage and reward actions which put the interests of the Company as a whole ahead of functional specialties and individual considerations.

       During 1995, the compensation program for all executives, including the CEO and the four other most highly compensated executive officers other than the CEO (the "named executives"), is comprised of two elements:

       o Base salary and benefits typically offered to executives by major corporations.

       o Stock option grants to provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business.
          These stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.


       The Compensation Committee believes that to attract and retain quality executives emphasis should remain in 1995 on base salary rather than on performance measured compensation for the named executives, other than the CEO and Eugene L. Froelich the Company's Executive Vice President - Finance and Administration and Chief Financial Officer (the "CFO").

       In addition to the above mentioned compensation elements, there are three elements in the Company's executive compensation program for the CEO and the CFO:

       o Annual incentive compensation.

       o Long-term compensation.

       o Additional incentive compensation linked to maximization of shareholders' value.


         Salary Factors
         --------------

       Every employee of the Company, including the named executives, is assigned a grade level with a salary range that is designed to reflect competitive practice for the position they hold. At the end of each fiscal year, the Compensation Committee reviews and approves an annual salary plan for all executives for the upcoming year. This salary plan is developed under the ultimate direction of the CEO who informs the Compensation Committee as to the amount of proposed remuneration for the Company's executive officers (excluding the CFO). The salaries approved for 1995 reflect consideration of the CEO's, Compensation Committee's and the

       Board's subjective assessment of the performance of each executive over the past year, planned changes in functional responsibility and judgments as to the expected future contributions of the individual executive.

       Performance Evaluation. The Compensation Committee has taken particular note of the executives' success in effectively directing the Company's operations under the difficult competitive conditions in the markets served by the Company. In its review of the executives' performance and compensation, the Compensation Committee has also taken into account the executives' consistent commitment to the long-term success of the Company through development of new or improved products. The Compensation Committee also subjectively assessed past performance and its expectation as to future contributions in leading the Company and its businesses.

       Competitive Data. Total cash compensation for executives in 1995, other than the CEO and CFO, were set to meet or exceed the seventy-fifth percentile (75%) for the specific position held, from a private health care industry survey conducted in 1994 included in a formal report provided by an independent consulting firm. Using the 1994 analysis as a base, 1995 cash compensation was subjectively increased for executives with a goal not to exceed five (5%) in the aggregate.

       The salary compensation for the CEO and CFO for 1995 was in accordance with the five year employment agreements entered into in 1992 (the "Employment Agreements") and no changes or increases were made for 1995.

       The Compensation Committee considers the total compensation (earned or potentially available) of each of the executives in establishing each element of compensation. After completing their subjective assessment of the above salary factors, the Compensation Committee increased the salaries of the named executives effective January 1, 1995.

         Benefits
         --------

       In the past, the Company adopted certain broad-based employee benefit plans in which the executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans. Benefits under these and other plans are not tied to Company performance.

         Stock Options
         -------------

       Stock options are granted to employees and directors under the 1990 and 1995 Stock Option Plans by the Stock Option Committee which is comprised of two outside directors. These grants are made only after approval by the Compensation Committee. Stock option grants provide the right to purchase shares of Common Stock at the fair market value (the closing price) on the date of grant. Each stock option generally becomes exercisable in three annual installments following the date of grant and has a term from five to ten years. The number of shares covered by an individual's option represents the Option Committee's subjective assessment of the individual's relative value to the Company. During 1995 stock options were granted to two of the named executives. In determining the amount of options to grant, the Option Committee took into account the items discussed above under "Salary Factors", the desire to tie closely the financial interests of the named executives to those of the Company's stockholders and the total amount of options currently held by the named executive. The grants made in 1995 reflect such considerations.

         Annual Incentives
         -----------------


       In addition to the base salary, the CEO and the CFO could earn an annual performance bonus which is based on the pre-tax earnings of the Company. For purposes of calculating the annual bonus, the goals on pre-tax earnings are set forth in the CEO's and the CFO's Employment Agreements. For the fiscal year ended December 31, 1994 the Company's pre-tax earnings were not sufficient to generate an annual bonus payment under the Employment Agreements. However, the Compensation Committee in evaluating the overall performance of the Company and the effect of certain litigation charges against pre-tax earnings for 1994, granted a discretionary bonus in the amount of $100,000 to both the CEO and CFO which was paid in February 1995. An annual bonus of $256,862 was paid in February 1996 to both the CEO and the CFO based upon the audited 1995 pre-tax earnings pursuant to the Employment Agreements.

         Other Long-Term and Incentive Compensation
         ------------------------------------------

       In order to further incentivize the CEO and CFO, and strengthen such executives ongoing commitment to the Company, on February 27, 1995 the Compensation Committee awarded 65,000 shares of Restricted Stock to both executives (individually the "Executive"). The Restricted Stock is subject to complete forfeiture should the Executive to which it has been awarded be terminated prior to February 27, 1998. Upon the Executive remaining in the employ of the Company through February 27, 1998 the Restricted Stock becomes fully vested. Under certain defined circumstances involving a change of control of the Company the Restricted Stock will vest in full immediately. These Restricted Stock awards provide an additional incentive to the CEO and CFO to remain in the employ of the Company for the full three year vesting period as well as further aligning their financial interests with those of the Company's stockholders.

       The CEO's and CFO's Employment Agreements provide that in the event of a change of control of the Company, the Executive may terminate the Employment Agreement and be entitled to receive a payment based upon the Executive's average annualized compensation over the five year period through the date of the change of control. Also set forth in the Employment Agreements is a bonus on the sale of the Company or substantially all of its assets or a merger into another company. This bonus is based on the extent to which the sale price exceeds an initial value set forth in the CEO's and the CFO's Employment Agreements.

       The bonuses paid pursuant to the Company's plan of reorganization are not under the jurisdiction of the Compensation Committee.

         Conclusion
         ----------

       Based  on  its  evaluation   of  these  factors,  the  Compensation
       Committee believes that the executive  employees of the Company are dedicated to achieving significant improvements in long-term financial performance and that the compensation policies, plans and programs the Compensation Committee and the Board designed, implemented and administered have contributed to achieving this management focus. The policies, plans and programs used in setting 1995 compensation are consistent with those used when 1994 compensation was set.

         1995 Compensation Committee:

           Claude S. Brinegar

           Florence F. Courtright

           Thomas W. Field, Jr.

           Peter J. Ratican (ex-officio)

       Comparison of Cumulative Total Return Graph
       -------------------------------------------

       The following graph presents a four and three quarter years comparison of cumulative total returns for the Common Stock of the Company, the index for the NASDAQ Stock Market (U.S. Companies) and an index of peer companies (the "Managed Care Group") selected by the Board of Directors. This Graph only presents four and three quarter years of information because the Company's Common Stock was issued on April 2, 1991 and was traded on the over-the-counter market beginning April 30, 1991. The Managed Care Group through December 31, 1993 consisted of seven other managed care companies:
       Coventry Corporation, FHP International, Foundation Health Corporation, PacifiCare Health Systems, Inc., Qual-Med, Inc., TakeCare, Inc. and Wellpoint Health Networks (as of February 1993). As a result of corporate mergers involving Qual-Med, Inc. with Health Net and TakeCare, Inc. with FHP International, the Managed Care Group for 1994 and 1995 consists of: Coventry Corporation, FHP International, Foundation Health Corporation, PacifiCare Health Systems, Inc., Wellpoint Health Networks and Health Systems International (the successor company of Qual-Med, Inc.). Total return assumes the monthly reinvestment of dividends.

            COMPARISON AS OF DECEMBER 31 OF CUMULATIVE TOTAL RETURN
            -------------------------------------------------------


                                 MAXICARE
       MEASUREMENT PERIOD      HEALTH PLANS,                 MANAGED CARE
       (FISCAL YEAR COVERED)      INC.         NASDAQ U.S.      GROUP
       ---------------------   -------------   -----------   ------------
       1990                     $100.00         $100.00        $100.00
       1991                     $114.71         $109.45        $ 73.73

       1992                     $150.00         $127.38        $117.24
       1993                     $114.71         $146.22        $117.76
       1994                     $177.94         $142.93        $114.56
       1995                     $316.18         $201.97        $130.32


                                   SIGNATURES



                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                May 3, 1996                  /s/ EUGENE L. FROELICH
                   Date                          Eugene L. Froelich
                                               Chief Financial Officer