Form 10-Q
period 1996-03-31
MAXICARE HEALTH PLANS INC
filed 1996-05-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

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

                           Yes  [ X ]     No  [  ]

       Common Stock, $.01 par value - 17,520,651 shares outstanding as of May 10, 1996, of which 636,112 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)


                                                                     March 31,   December 31,
                                                                       1996         1995
                                                                    ----------   ---------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  37,602    $  49,170
         Marketable securities.....................................    54,949       49,659
         Accounts receivable, net..................................    34,199       32,946
         Deferred tax asset........................................    14,220       14,000
         Prepaid expenses..........................................     3,207        1,195
         Other current assets......................................       296          294
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   144,473      147,264
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,441        5,441
         Furniture and equipment...................................    18,847       18,849
                                                                    ---------    ---------
                                                                       24,288       24,290
           Less accumulated depreciation and amortization..........    22,062       21,755
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     2,226        2,535
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................       178          200
         Statutory deposits........................................    13,485       12,593
         Intangible assets, net....................................       223          244
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    13,886       13,037
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 160,585    $ 162,836
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  40,824    $  46,232
         Accounts payable..........................................       501          689
         Deferred income...........................................     1,972        5,272
         Accrued salary expense....................................     2,723        3,296
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     5,828        5,239
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    58,096       66,976
       LONG-TERM LIABILITIES.......................................       967        1,155
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    59,063       68,131
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Common stock, $.01 par value - 40,000 shares authorized,
           1996 - 17,511 shares and 1995 - 17,420 shares issued and
           outstanding.............................................       175          174
         Additional paid-in capital................................   248,770      247,690
         Accumulated deficit.......................................  (147,423)    (153,159)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................   101,522       94,705
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 160,585    $ 162,836
                                                                    =========    =========


                                  See notes to consolidated financial statements.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share data)
                                 (Unaudited)



                                                                       For the three months ended March 31,
                                                                               1996          1995
                                                                             --------      --------
       OPERATING REVENUES................................................... $131,766      $112,355
                                                                             --------      --------
       OPERATING EXPENSES
          Physician services................................................   52,581        44,222
          Hospital services.................................................   41,969        33,601
          Outpatient services...............................................   18,186        15,925
          Other health care services........................................    3,054         3,451
                                                                             --------      --------
            TOTAL HEALTH CARE EXPENSES......................................  115,790        97,199

          Marketing, general and administrative expenses....................   11,446        10,574
          Depreciation and amortization.....................................      346           294
                                                                             --------      --------
       TOTAL OPERATING EXPENSES.............................................  127,582       108,067
                                                                             --------      --------

       INCOME FROM OPERATIONS...............................................    4,184         4,288

          Investment income, net of interest expense........................    1,552         1,341
                                                                             --------      --------
       INCOME BEFORE INCOME TAXES...........................................    5,736         5,629

       INCOME TAX PROVISION.................................................                   (941)
                                                                             --------      --------
       NET INCOME........................................................... $  5,736      $  4,688
                                                                             ========      ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

       Primary
          Primary Earnings per Common Share................................. $    .31      $    .35
                                                                             ========      ========
          Weighted average number of common and common
           equivalent shares outstanding....................................   18,487        13,423
                                                                             ========      ========
       Fully Diluted
          Fully Diluted Earnings per Common Share........................... $    .31      $    .26
                                                                             ========      ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,487        18,083
                                                                             ========      ========



                             See notes to consolidated financial statements.

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)



                                                                       For the three months ended March 31,
                                                                                1996          1995
                                                                              --------     ---------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income........................................................ $  5,736     $  4,688
           Adjustments to reconcile net income to net cash provided by
           (used for) operating activities:
              Depreciation and amortization..................................      346          294
              Benefit from deferred taxes....................................     (220)
              Amortization of restricted stock...............................      175           58
              Changes in assets and liabilities:
                Increase in accounts receivable..............................   (1,253)      (1,059)
                Decrease in estimated claims and incentives payable..........   (5,408)      (5,854)
                (Decrease) increase in deferred income.......................   (3,300)       3,514
                Changes in other miscellaneous assets and
                  liabilities................................................   (2,214)       2,184
                                                                              --------     --------
           Net cash provided by (used for) operating activities..............   (6,138)       3,825
                                                                              --------     --------
           CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment............................      (16)         (42)
              Increase in statutory deposits.................................     (892)        (403)
              Proceeds from sales of marketable securities...................   19,569       14,324
              Purchases of marketable securities.............................  (24,859)     (19,095)
              Decrease in long-term receivables..............................       22           19
                                                                              --------     --------
           Net cash used for investing activities............................   (6,176)      (5,197)
                                                                              --------     --------
           CASH FLOWS FROM FINANCING ACTIVITIES:
              Payments on capital lease obligations..........................     (160)         (49)
              Stock options exercised........................................      906          540
              Redemption of preferred stock..................................                  (525)
                                                                              --------     --------
           Net cash used for financing activities............................      746          (34)
                                                                              --------     --------
           Net decrease in cash and cash equivalents.........................  (11,568)      (1,406)
           Cash and cash equivalents at beginning of period..................   49,170       37,858
                                                                              --------     --------
           Cash and cash equivalents at end of period........................ $ 37,602     $ 36,452
                                                                              ========     ========
           Supplemental disclosures of cash flow information:
              Cash paid during the period for -
                Interest..................................................... $     40     $     10
           Supplemental schedule of non-cash financing activities:
                Reclassification of preferred stock capital accounts to
                  common stock capital accounts pursuant to the conversion
                  of preferred stock to common stock.........................              $ 53,195
                Issuance of restricted common stock..........................              $  2,096






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

       For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

       Capital Stock and Net Income Per Common and Common Equivalent
       -------------------------------------------------------------
       Share
       -----

       The Company concluded the redemption of its Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. As a result of the redemption of the Series A Stock the Company paid no preferred stock dividends in 1995, and, accordingly, no consideration is given to preferred stock dividends in the calculation of earnings per share for the three month period ended March 31, 1995.

       Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding subsequent to the conversion date.

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













































                                      7
       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       Maxicare Health Plans, Inc. and subsidiaries (the "Company") reported net income of $5.7 million for the three months ended March 31, 1996, compared to $4.7 million for the same three month period in 1995. Net income per common share on a fully diluted basis was $.31 for the first quarter of 1996, compared to $.26 for 1995.

       For the three months ended March 31, 1996, the Company reported operating revenues of $131.8 million, an increase of $19.4 million or 17.3% when compared to the same period in 1995. Of this $19.4 million increase in operating revenues, $11.3 million resulted from growth in the Company's Medicaid and Medicare lines of business in Indiana and California. The remaining increase in operating revenues of $8.1 million resulted from a 13.6% increase in commercial membership primarily in California and Indiana, partially offset by a decrease in the average commercial premium revenue per member per month.

       Health care expenses increased 19.1% or $18.6 million in the first quarter of 1996 as compared to the first quarter of 1995; health care expenses as a percentage of operating revenues (the "medical loss ratio") increased 1.4 percentage points to 87.9%. The increase in health care expenses of $18.6 million was primarily a result of the growth in the Medicaid and Medicare lines of business, both of which have a higher medical loss ratio than the commercial line of business.

       Marketing, general and administrative ("MG&A") expenses for the first quarter of 1996 increased 8.2% to $11.4 million as compared to 1995. MG&A expenses as a percentage of operating revenues decreased to 8.7% for the three months ended March 31, 1996 as compared to 9.4% for the first quarter of 1995.

       Net investment income for the first quarter of 1996 increased by $200,000 to $1.6 million, as compared to 1995, due to higher cash and investment balances.

       The Company reported a $220,000 provision for income taxes for the three months ended March 31, 1996 and an offsetting income tax benefit of $220,000 due to the Company increasing its deferred tax asset. The Company reported a $941,000 provision for income taxes for the three months ended March 31, 1995.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1996, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $35.6 million at March 31, 1996, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $13.3 million and $14.9 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $7.4 million. The Company's total Restricted Net Assets at March 31, 1996 were $35.9 million. In addition to the $25.1 million in cash, cash equivalents and marketable securities held by MHP, approximately $14.2 million could be considered available for transfer to MHP from operating subsidiaries.

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

       With a current ratio (i.e. current assets divided by current liabilities) of 2.5 and less than $1.0 million in long-term liabilities at March 31, 1996, the Company does not believe that it needs additional working capital at this time. Although the

       Company believes it would be able to raise additional working capital through either an equity infusion or borrowings, if it so desired, the Company can not state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------

       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1995 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                             (Registrant)



        May 14, 1996                  /s/ EUGENE L. FROELICH
        ------------                  ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration