Form 10-Q
period 1996-06-30
MAXICARE HEALTH PLANS INC
filed 1996-08-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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


                         Yes   [ X ]   No   [   ]

                       Exhibit Index Page 15 of 119

       Common Stock, $.01 par value - 17,539,318 shares outstanding as of August 9, 1996, of which 622,358 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)

                                                                     June 30,    December 31,
                                                                       1996         1995
                                                                    -----------  ---------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  27,932    $  49,170
         Marketable securities.....................................    63,298       49,659
         Accounts receivable, net..................................    32,655       32,946
         Deferred tax asset........................................    14,252       14,000
         Prepaid expenses..........................................     2,759        1,195
         Other current assets......................................       319          294
                                                                    ---------    ---------
           TOTAL CURRENT ASSETS....................................   141,215      147,264
                                                                    ---------    ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,441        5,441
         Furniture and equipment...................................    18,855       18,849
                                                                    ---------    ---------
                                                                       24,296       24,290
           Less accumulated depreciation and amortization..........    22,346       21,755
                                                                    ---------    ---------
           NET PROPERTY AND EQUIPMENT..............................     1,950        2,535
                                                                    ---------    ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................       156          200
         Statutory deposits........................................    13,481       12,593
         Intangible assets, net....................................       315          244
                                                                    ---------    ---------
           TOTAL LONG-TERM ASSETS..................................    13,952       13,037
                                                                    ---------    ---------

           TOTAL ASSETS............................................ $ 157,117    $ 162,836
                                                                    =========    =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable...................    37,212    $  46,232
         Accounts payable..........................................       456          689
         Deferred income...........................................     1,717        5,272
         Accrued salary expense....................................     3,336        3,296
         Payable to disbursing agent...............................     6,248        6,248
         Other current liabilities.................................     4,829        5,239
                                                                    ---------    ---------
           TOTAL CURRENT LIABILITIES...............................    53,798       66,976

       LONG-TERM LIABILITIES.......................................       807        1,155
                                                                    ---------    ---------
           TOTAL LIABILITIES.......................................    54,605       68,131
                                                                    ---------    ---------

       SHAREHOLDERS' EQUITY
         Common stock, $.01 par value - 40,000 shares authorized,
           1996 - 17,539 shares and 1995 - 17,420 shares issued
           and outstanding.........................................       175          174
         Additional paid-in capital................................   249,237      247,690
         Accumulated deficit.......................................  (146,900)    (153,159)
                                                                    ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY..............................   102,512       94,705
                                                                    ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 157,117    $ 162,836
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


                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)



                                                                                For the three        For the six
                                                                                months ended         months ended
                                                                                  June 30,             June 30,
                                                                             ------------------   ------------------
                                                                               1996      1995       1996      1995
                                                                             --------  --------   --------  --------
       OPERATING REVENUES................................................... $134,573  $113,692   $266,339  $226,047
                                                                             --------  --------   --------  --------
       OPERATING EXPENSES
          Physician services................................................   53,576    44,904    106,157    89,126
          Hospital services.................................................   46,487    34,594     88,456    68,195
          Outpatient services...............................................   20,348    16,197     38,534    32,122
          Other health care services........................................    3,009     2,875      6,063     6,326
                                                                             --------  --------   --------  --------
            TOTAL HEALTH CARE EXPENSES......................................  123,420    98,570    239,210   195,769

          Marketing, general and administrative expenses....................   11,817    10,591     23,263    21,165
          Depreciation and amortization.....................................      329       301        675       595
                                                                             --------  --------   --------  --------
            TOTAL OPERATING EXPENSES........................................  135,566   109,462    263,148   217,529
                                                                             --------  --------   --------  --------
       INCOME (LOSS) FROM OPERATIONS........................................     (993)    4,230      3,191     8,518

          Investment income, net of interest expense........................    1,516     1,679      3,068     3,020
                                                                             --------  --------   --------  --------
       INCOME BEFORE INCOME TAXES...........................................      523     5,909      6,259    11,538

       INCOME TAX PROVISION.................................................              1,012                1,953
                                                                             --------  --------   --------  --------
       NET INCOME........................................................... $    523  $  4,897   $  6,259  $  9,585
                                                                             ========  ========   ========  ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

       Primary
          Primary Earnings per Common Share................................. $    .03  $    .27   $    .34  $    .61
                                                                             ========  ========   ========  ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,406    18,092     18,446    15,758
                                                                             ========  ========   ========  ========
       Fully Diluted
          Fully Diluted Earnings per Common Share........................... $    .03  $    .27   $    .34  $    .53
                                                                             ========  ========   ========  ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,406    18,092     18,446    18,076
                                                                             ========  ========   ========  ========







                                           See notes to consolidated financial statements.


                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)



                                                                      For the six months ended June 30,
                                                                           1996           1995
                                                                         ---------      --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................... $  6,259       $  9,585
       Adjustments to reconcile net income to net cash used for
         operating activities:
         Depreciation and amortization..................................      675            595
         Benefit from deferred taxes....................................     (252)
         Amortization of restricted stock...............................      349            233
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable...................      291         (3,223)
           Decrease in estimated claims and incentives payable..........   (9,020)       (10,531)
           Increase (decrease) in deferred income.......................   (3,555)         2,148
           Changes in other miscellaneous assets and liabilities........   (2,388)           845
                                                                         --------       --------
       Net cash used for operating activities...........................   (7,641)          (348)
                                                                         --------       --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................                       4
         Purchases of property and equipment............................      (41)          (173)
         Increase in statutory deposits.................................     (888)          (726)
         Proceeds from sales and maturities of marketable securities....   21,131         34,578
         Purchases of marketable securities.............................  (34,770)       (34,250)
         Decrease in long-term receivables..............................       44             39
                                                                         --------       --------
       Net cash used for investing activities...........................  (14,524)          (528)
                                                                         --------       --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations..........................     (272)           (80)
         Stock options exercised........................................    1,199            845
         Redemption of preferred stock..................................                    (525)
                                                                         --------       --------
       Net cash provided by financing activities........................      927            240
                                                                         --------       --------
       Net decrease in cash and cash equivalents........................  (21,238)          (636)
       Cash and cash equivalents at beginning of period.................   49,170         37,858
                                                                         --------       --------
       Cash and cash equivalents at end of period....................... $ 27,932       $ 37,222
                                                                         ========       ========
       Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest..................................................... $     65       $     21
           Income taxes................................................. $    263       $  1,670

       Supplemental schedule of non-cash financing activities:
           Reclassification of preferred capital accounts to
             common stock capital accounts pursuant to the
             conversion of preferred stock to common stock..............                $ 53,195
           Issuance of restricted common stock..........................                $  2,096





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

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       Maxicare Health Plans, Inc. and subsidiaries (the "Company") reported net income of $.5 million for the three months ended June 30, 1996, compared to $4.9 million for the same three month period in 1995. Net income per common share on a fully diluted basis was $.03 for the second quarter of 1996, compared to $.27 for 1995.

       For the three months ended June 30, 1996, the Company reported operating revenues of $134.6 million, an increase of 18% or $20.9 million when compared to the same period in 1995. Operating revenues increased as a result of a 25% increase in the Company's membership over the prior year period. A majority of the increase resulted from a doubling of membership in the Company's Medicaid and Medicare lines of business primarily in Indiana and California. The remaining increase resulted from a 15% increase in commercial membership primarily in California and Indiana, offset in part by a decrease in the average per member per month ("PMPM") commercial premium.

       The increase in operating revenues for the second quarter of 1996 was more than offset by a $24.8 million increase in health care expenses. This increase in health care expenses was in part a result of a $5.0 million charge for unanticipated health care claims costs primarily related to the Illinois and Carolinas health plans, where the Company assumes greater risk for claims costs as compared to its other health plans. The remaining increase principally results from growth in the Company's Medicaid and Medicare lines of business, both of which have a higher medical loss ratio (health care expenses as a percentage of operating revenues) than the Company's commercial line of business.

       Marketing, general and administrative ("MG&A") expenses for the second quarter of 1996 increased $1.2 million to $11.8 million as compared to the second quarter of 1995. However, MG&A expenses as a percentage of operating revenues decreased to 8.8% for the three months ended June 30, 1996 as compared to 9.3% for the second quarter of 1995 primarily as a result of revenue growth in the Company's Medicaid line of business.

       Net investment income for the second quarter of 1996 decreased by $200,000 to $1.5 million, as compared to 1995, due to lower interest rates partially offset by greater cash and investment balances.

       The Company reported a $32,000 provision for income taxes for the three months ended June 30, 1996 and an offsetting income tax benefit of $32,000 due to the Company increasing its deferred tax asset. The Company reported a $1.0 million provision for income taxes for the three months ended June 30, 1995.

       Operating revenues for the first six months of 1996 increased 17.8% to $266.3 million from $226.0 million for the same period in 1995 primarily due to a 24% membership increase in the Company's Medicaid, Medicare and commercial lines of business; offset in part by a 5.2% decline in the average premium PMPM primarily as a result of the growth in the lower premium PMPM Medicaid line of business. Total health care expenses increased $43.4 million for the first six months of 1996 as compared to the same period in 1995 as a result of the increase in membership and the $5.0 million charge recorded in the second quarter of 1996. MG&A expenses increased $2.1 million for the six months ended June 30, 1996, but decreased as a percentage of operating revenues to 8.7% from 9.4%. The Company reported net income of $6.3 million for the six months ended June 30, 1996 as compared to $9.6 million for the same period in 1995.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1996, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $38.8 million at June 30, 1996, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.9 million and $18.6 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $7.3 million. The Company's total Restricted Net Assets at June 30, 1996 were $39.1 million. In addition to the $23.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $13.3 million could be considered available to transfer to MHP from operating subsidiaries.

       All of MHP's operational subsidiaries are direct subsidiaries of MHP. All of the Company's HMOs are federally qualified and
       licensed in the  states  where  they  operate.   Subsequent to the
       close of the Company's fiscal 1996 second quarter, in July 1996 the North Carolina Department of Insurance and the South Carolina Department of Insurance approved the expansion of the Company's North Carolina HMO into the state of South Carolina through its acquisition of the existing membership, contracts and net assets of the Company's South Carolina HMO. As a result of this approval, the Company's North Carolina HMO is licensed to conduct business in both the states of North Carolina and South Carolina. Prior to such approval, the operations of the Company's South Carolina HMO were under Bankruptcy Court jurisdiction.

       The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
       Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

       With a current  ratio  (i.e.,  current  assets  divided by current liabilities) of 2.6 and less than $.9 million of long-term liabilities at June 30, 1996, the Company does not believe that it needs additional working capital at this time. Although the Company believes that it would be able to raise additional working capital through either an equity infusion or borrowings if it so desired, the Company can not state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

       PART II: OTHER INFORMATION
                -----------------
       Item 1:  Legal Proceedings
                -----------------



       The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1995 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

       a.  PENN HEALTH

       During the period March 1, 1986 through June 30, 1989, Penn Health Corporation ("Penn Health"), a subsidiary of the Company, contracted with the Commonwealth of Pennsylvania Department of Public Welfare (the "DPW") to provide a full range of managed health care services to Medicaid enrollees under the Pennsylvania Medical Assistance Program known as the HealthPass Program. On February 27, 1991, the Company filed a petition against the DPW with the Pennsylvania Board of Claims (the "Claims Board") seeking in excess of $24 million in damages for monies due from the DPW in connection with the HealthPass Program plus accrued interest (the "Board Action"). The Claims Board consolidated the Board Action for purposes of trial with two separate actions filed by Penn Health hospital providers (the "Hospital Providers") and by a class consisting of Penn Health primary care physician providers (the "PCP Class") against DPW to secure payment directly from the DPW for pre-petition services rendered to HealthPass members. Pursuant to an order of the Claims Board, the actions were set for trial in two phases; a liability phase and a damages phase.

       Following trial before the Claims Board in July 1994 of contractual issues pertaining to DPW's liability the Claims Board issued an order on December 2, 1994 on the liability phase which found that:
       (i) a contract exists between Penn Health and the DPW; (ii) the DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of the DPW. Trial on the parties' respective damages claims concluded on November 30, 1995. All post trial briefing has been completed and the parties are waiting for the Claims Board to issue its ruling on the damages phase and to enter a judgment in the Board Action. The Company believes that its damage claims are meritorious and that it will prevail in the Board Action.

       On June 7 and 19, 1996 the Company and Penn Health filed complaints with the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against the Hospital Providers, and the PCP Class and its counsel, respectively (the "Provider Bankruptcy Actions"), for violating the terms of the Company's and Penn Health's Joint Plan of Reorganization (the "Plan") and the Bankruptcy Court's order confirming the Plan. In the Provider Bankruptcy Actions the Company and Penn Health seek, among other things, turnover and the
                                     11
       recovery of payments (plus accrued interest) made by the DPW, to the Hospital Providers in the amount of $13 million and the PCP Class in the amount of $2.1 million (collectively, the "DPW
       Payments"), after confirmation of the Plan, as unlawful Plan distributions and post-petition transfers. (Maxicare Health Plans, Inc. and Penn Health Corporation v. Albert Einstein et al. (Case No. AD96-01611)); (Maxicare Health Plans, Inc. and Penn Health Corporation v. Faezeh Behjat et al. (Case No. AD96-01668)). The Company believes that its claims against the defendants in the Provider Bankruptcy Actions are meritorious and that it will prevail in these actions. Notwithstanding the foregoing, the Company believes that its aggregate recovery from the Board Action and the Provider Bankruptcy Actions will not exceed the aggregate amount of damages plus accrued interest sought by Penn Health in the Board Action.

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

                None.

       Item 5:  Other Information
                -----------------

                None.

       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

                (a)  Exhibits
                     --------

                     Exhibit 10.3d. Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of April 1, 1996

                     Exhibit 10.4d. Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of April 1, 1996


                     Exhibit 10.14a Amendment No. 1 to the Stock Option Agreement by and between Maxicare Health
                     Plans, Inc. and Peter J. Ratican, dated
                     as of December 5, 1990.

                     Exhibit 10.15a Amendment No. 1 to the Stock Option Agreement by and between Maxicare Health
                     Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990.

                     Exhibit 10.42a Amendment No. 1 to the Stock Option Agreement by and between Maxicare Health
                     Plans, Inc. and Peter J. Ratican, dated
                     as of February 25, 1992.

                     Exhibit 10.43a Amendment No. 1 to the Stock Option Agreement by and between Maxicare Health
                     Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992.


                     Exhibit 10.82a. Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of April 1, 1996

                     Exhibit 10.82b. Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of April 1, 1996

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                            (Registrant)


       August 12, 1996                /s/ Eugene L. Froelich
                                      ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration

                                 INDEX TO EXHIBITS



       Exhibit                                                 Sequential
       Number    Description                                   Page Number
       ------    -----------------------------------------     -----------
       10.3d     Amended and Restated Employment and            16 of 119
                 Indemnification Agreement by and between
                 Maxicare Health Plans, Inc. and Peter J.
                 Ratican, dated as of April 1, 1996

       10.4d     Amended and Restated Employment and            51 of 119
                 Indemnification Agreement by and between
                 Maxicare Health Plans, Inc. and Eugene L.
                 Froelich, dated as of April 1, 1996

       10.14a    Amendment No. 1 to the Stock Option            86 of 119
                 Agreement by and between Maxicare Health
                 Plans, Inc. and Peter J. Ratican, dated
                 as of December 5, 1990

       10.15a    Amendment No. 1 to the Stock Option            90 of 119
                 Agreement by and between Maxicare Health
                 Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990

       10.42a    Amendment No. 1 to the Stock Option            94 of 119
                 Agreement by and between Maxicare Health
                 Plans, Inc. and Peter J. Ratican, dated
                 as of February 25, 1992

       10.43a    Amendment No. 1 to the Stock Option            97 of 119
                 Agreement by and between Maxicare Health
                 Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992

       10.82a    Stock Option Agreement by and between          100 of 119
                 Maxicare Health Plans, Inc. and Peter J.
                 Ratican, dated as of April 1, 1996

       10.82b    Stock Option Agreement by and between          109 of 119
                 Maxicare Health Plans, Inc. and Eugene L.
                 Froelich, dated as of April 1, 1996

       27        Financial Data Schedule                        118 of 119