Form 10-Q
period 1996-09-30
MAXICARE HEALTH PLANS INC
filed 1996-11-12
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

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


                         Yes   [ X ]   No   [   ]

       Common Stock, $.01 par value - 17,539,318 shares outstanding as of November 8, 1996, of which 615,452 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.

       PART I: FINANCIAL INFORMATION
               ---------------------
       Item 1: Financial Statements
               --------------------

                 MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except par value)

                                                                    September 30, December 31,
                                                                       1996          1995
                                                                    -----------   ---------
       CURRENT ASSETS                                               (Unaudited)
         Cash and cash equivalents................................. $  35,247     $  49,170
         Marketable securities.....................................    64,004        49,659
         Accounts receivable, net..................................    31,712        32,946
         Deferred tax asset........................................    14,635        14,000
         Prepaid expenses..........................................     3,446         1,195
         Other current assets......................................       309           294
                                                                    ---------     ---------
           TOTAL CURRENT ASSETS....................................   149,353       147,264
                                                                    ---------     ---------
       PROPERTY AND EQUIPMENT
         Leasehold improvements....................................     5,441         5,441
         Furniture and equipment...................................    18,857        18,849
                                                                    ---------     ---------
                                                                       24,298        24,290
           Less accumulated depreciation and amortization..........    22,602        21,755
                                                                    ---------     ---------
           NET PROPERTY AND EQUIPMENT..............................     1,696         2,535
                                                                    ---------     ---------
       LONG-TERM ASSETS
         Long-term receivables.....................................       132           200
         Statutory deposits........................................    13,908        12,593
         Intangible assets, net....................................       292           244
                                                                    ---------     ---------
           TOTAL LONG-TERM ASSETS..................................    14,332        13,037
                                                                    ---------     ---------

           TOTAL ASSETS............................................ $ 165,381     $ 162,836
                                                                    =========     =========
       CURRENT LIABILITIES
         Estimated claims and incentives payable................... $  38,110     $  46,232
         Accounts payable..........................................       753           689
         Deferred income...........................................     3,694         5,272
         Accrued salary expense....................................     2,659         3,296
         Payable to disbursing agent...............................     6,248         6,248
         Other current liabilities.................................     5,545         5,239
                                                                    ---------     ---------
           TOTAL CURRENT LIABILITIES...............................    57,009        66,976

       LONG-TERM LIABILITIES.......................................       660         1,155
                                                                    ---------     ---------
           TOTAL LIABILITIES.......................................    57,669        68,131
                                                                    ---------     ---------

       SHAREHOLDERS' EQUITY
         Common stock, $.01 par value - 40,000 shares authorized,
           1996 - 17,539 shares and 1995 - 17,420 shares issued
           and outstanding.........................................       175           174
         Additional paid-in capital................................   249,412       247,690
         Accumulated deficit.......................................  (141,875)     (153,159)
                                                                    ---------     ---------
           TOTAL SHAREHOLDERS' EQUITY..............................   107,712        94,705
                                                                    ---------     ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 165,381     $ 162,836
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

                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)




                                                                                For the three        For the nine
                                                                                months ended         months ended
                                                                                September 30,        September 30,
                                                                             ------------------   ------------------
                                                                               1996      1995       1996      1995
                                                                             --------  --------   --------  --------
       OPERATING REVENUES................................................... $140,794  $119,879   $407,133  $345,926
                                                                             --------  --------   --------  --------
       OPERATING EXPENSES
          Physician services................................................   55,367    45,329    161,524   134,455
          Hospital services.................................................   47,395    38,108    135,851   106,303
          Outpatient services...............................................   18,590    16,866     57,124    48,988
          Other health care services........................................    3,566     3,879      9,629    10,205
                                                                             --------  --------   --------  --------
            TOTAL HEALTH CARE EXPENSES......................................  124,918   104,182    364,128   299,951

          Marketing, general and administrative expenses....................   12,119    10,935     35,382    32,100
          Depreciation and amortization.....................................      304       317        979       912
                                                                             --------  --------   --------  --------
            TOTAL OPERATING EXPENSES........................................  137,341   115,434    400,489   332,963
                                                                             --------  --------   --------  --------
       INCOME FROM OPERATIONS...............................................    3,453     4,445      6,644    12,963

          Investment income, net of interest expense........................    1,572     1,600      4,640     4,620
                                                                             --------  --------   --------  --------

       INCOME BEFORE INCOME TAXES...........................................    5,025     6,045     11,284    17,583

       INCOME TAX BENEFIT (PROVISION).......................................              1,423                 (530)
                                                                             --------  --------   --------  --------

       NET INCOME........................................................... $  5,025  $  7,468   $ 11,284  $ 17,053
                                                                             ========  ========   ========  ========

       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

       Primary
          Primary Earnings per Common Share................................. $    .27  $    .41   $    .61  $   1.03
                                                                             ========  ========   ========  ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,284    18,113     18,392    16,543
                                                                             ========  ========   ========  ========
       Fully Diluted
          Fully Diluted Earnings per Common Share........................... $    .27  $    .41   $    .61  $    .94
                                                                             ========  ========   ========  ========
          Weighted average number of common and common
            equivalent shares outstanding...................................   18,386    18,200     18,392    18,174
                                                                             ========  ========   ========  ========







                                           See notes to consolidated financial statements.








                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)


                                                                  For the nine months ended September 30,
                                                                           1996             1995
                                                                         ---------        --------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................... $  11,284        $ 17,053
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization..................................       979             912
         Benefit from deferred taxes....................................      (635)
         Amortization of restricted stock...............................       524             408
         Gain on dispositions of property and equipment.................                        (8)
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable...................     1,234          (3,119)
           Decrease in estimated claims and incentives payable..........    (8,122)         (6,858)
           Increase (decrease) in deferred income.......................    (1,578)          5,485
           Changes in other miscellaneous assets and liabilities........    (2,760)            478
                                                                         ---------        --------
       Net cash provided by operating activities........................       926          14,351
                                                                         ---------        --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Dispositions of property and equipment.........................                         5
         Purchases of property and equipment............................       (63)           (221)
         Increase in statutory deposits.................................    (1,315)           (707)
         Proceeds from sales and maturities of marketable securities....    31,162          41,938
         Purchases of marketable securities.............................   (45,507)        (50,350)
         Decrease in long-term receivables..............................        68              59
                                                                         ---------        --------
       Net cash used for investing activities...........................   (15,655)         (9,276)
                                                                         ---------        --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations..........................      (393)           (139)
         Stock options exercised........................................     1,199           1,117
         Redemption of preferred stock..................................                      (525)
                                                                         ---------        --------
       Net cash provided by financing activities........................       806             453
                                                                         ---------        --------
       Net increase (decrease) in cash and cash equivalents.............   (13,923)          5,528
       Cash and cash equivalents at beginning of period.................    49,170          37,858
                                                                         ---------        --------
       Cash and cash equivalents at end of period....................... $  35,247        $ 43,386
                                                                         =========        ========
       Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest..................................................... $      88        $     30
           Income taxes................................................. $     263        $  2,668

       Supplemental schedule of non-cash investing and financing
         activities:
           Reclassification of preferred capital accounts to
             common stock capital accounts pursuant to the
             conversion of preferred stock to common stock..............                  $ 53,195
           Issuance of restricted common stock..........................                  $  2,096
           Capital lease incurred for purchase of equipment and
             intangible assets..........................................                  $    289



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

       NOTE 2 - INCOME TAXES:

       The Company believes the availability of its pre-change net operating loss carryforwards ("NOLs") for federal income tax return purposes has increased by approximately $216 million as compared to amounts previously quantified as of December 31, 1995. This belief is based on a tax report received from the Company's independent accountants, Ernst & Young LLP, and the Company's understanding regarding the application of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code").

       As a result of a "change of ownership" experienced by the Company on December 5, 1990, the Company's pre-change NOLs of approximately $325 million became subject to limitation under
       Section 382 of the Code. The Company believes the annual limitation under Section 382 of the Code for its pre-change NOLs has increased from $6.3 million per year to $9.2 million per year which represents an increase of approximately $44 million over the carryover period from $94 million to $138 million. In addition, the Company believes approximately $182 million of additional pre-change NOLs are currently available for federal income tax return purposes as of December 31, 1995 under other provisions of Section 382 of the Code. The pre-change NOLs are subject to a fifteen year carryover period and expire for federal income tax purposes in the years 2002 through 2005. In the event any of the pre-change NOLs are not fully utilized in an annual period, the Company is allowed to carryover such amounts to subsequent years during the carryover period.

       The Company believes approximately $320 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. From December 5, 1990 through December 31, 1995 the Company has utilized approximately $40 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $80 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify at this time to what extent it may be able to fully utilize its remaining pre-change NOLs of $280 million for federal income tax return purposes prior to their expiration. The increase in pre-change NOLs available for financial statement reporting purposes has not been fully determined at this time. Should the Company experience a second "change of ownership", the limitations under
       Section 382 of the Code on pre-change NOLs would be recalculated.
                                      7

       Item 2:  Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       Results of Operations

       Maxicare Health Plans, Inc. and subsidiaries (the "Company") reported net income of $5.0 million for the three months ended September 30, 1996, compared to $7.5 million for the same three month period in 1995. Net income per common share on a fully diluted basis was $.27 for the third quarter of 1996, compared to $.41 for 1995.

       For the three months ended September 30, 1996, the Company reported operating revenues of $140.8 million, an increase of 17% or $20.9 million when compared to the same period in 1995. Operating revenues increased as a result of a 22% increase in the Company's membership over the prior year period. A majority of the increase resulted from a near doubling of membership in the Company's Medicaid and Medicare lines of business primarily in Indiana and California. The remaining increase resulted from a 14% increase in commercial membership primarily in California and Indiana, offset in part by a decrease in the average per member per month ("PMPM") commercial premium.

       Health care expenses increased 19.9% or $20.7 million in the third quarter of 1996 as compared to the third quarter of 1995; health care expenses as a percentage of operating revenues (the "medical loss ratio") increased 1.8 percentage points to 88.7%. The increase in health care expenses principally results from growth in the Company's Medicaid and Medicare lines of business, both of which have a higher medical loss ratio than the Company's commercial line of business.

       Marketing, general and administrative ("MG&A") expenses for the third quarter of 1996 increased $1.2 million to $12.1 million as compared to the third quarter of 1995. However, MG&A expenses as a percentage of operating revenues decreased to 8.6% for the three months ended September 30, 1996 as compared to 9.1% for the third quarter of 1995 primarily as a result of revenue growth in the Company's Medicaid line of business.

       Net investment income for the third quarter of 1996 was $1.6 million which was the same as reported for 1995.

       The Company reported a $384,000 provision for income taxes for the three months ended September 30, 1996 and an offsetting income tax benefit of $384,000 due to the Company increasing its deferred tax asset. The Company reported a $1.4 million income tax benefit for the three months ended September 30, 1995 due to a change in estimate of net operating loss carryforwards that could be utilized in the 1995 annual period.

       Operating revenues for the first nine months of 1996 increased 17.7% to $407.1 million from $345.9 million for the same period in 1995 primarily due to a 24% membership increase in the Company's Medicaid, Medicare and commercial lines of business; offset in part by a 5% decline in the average premium PMPM primarily as a result of the growth in the lower premium PMPM Medicaid line of business and a decrease in the average premium PMPM commercial premium. Total health care expenses increased $64.2 million for the first nine months of 1996 as compared to the same period in 1995 as a result of the increase in membership, particularly in the higher medical loss ratio Medicaid line of business. MG&A expenses increased $3.3 million for the nine months ended
       September 30, 1996, but decreased as a percentage of operating revenues to 8.7% from 9.3%. The Company reported net income of $11.3 million for the nine months ended September 30, 1996 as compared to $17.1 million for the same period in 1995.

       Liquidity and Capital Resources

       Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, reserve, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1996, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $39.3 million at September 30, 1996, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $13.1 million and $18.9 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $7.3 million. The Company's total Restricted Net Assets at September 30, 1996 were $39.6 million. In addition to the $27.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $11.9 million could be considered available to transfer to MHP from operating subsidiaries.

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

       With a current ratio (i.e., current assets divided by current liabilities) of 2.6 and less than $.7 million of long-term liabilities at September 30, 1996, the Company does not believe that it needs additional working capital at this time. Although the Company believes that it would be able to raise additional working capital through either an equity infusion or borrowings if it so desired, the Company can not state with any degree of certainty at this time whether additional equity capital or working capital would be available to the Company, and if available, would be at terms and conditions acceptable to the Company.

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

       On June 7 and 19, 1996 the Company and Penn Health filed complaints with the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against the Hospital Providers, and the PCP Class and its counsel, respectively (the "Provider Bankruptcy Actions"), for violating the terms of the Company's and Penn Health's Joint Plan of Reorganization (the "Plan") and the Bankruptcy Court's order confirming the Plan. In the Provider Bankruptcy Actions the Company and Penn Health seek, among other things, turnover and the
                                     11
       recovery of payments (plus accrued interest) made by the DPW, to the Hospital Providers in the amount of $13 million and the PCP Class in the amount of $2.1 million (collectively, the "DPW
       Payments"), after confirmation of the Plan, as unlawful Plan distributions and post-petition transfers. (Maxicare Health Plans, Inc. and Penn Health Corporation v. Albert Einstein et al. (Case No. AD96-01611)); (Maxicare Health Plans, Inc. and Penn Health Corporation v. Faezeh Behjat et al. (Case No. AD96-01668)). The Defendants have filed motions to dismiss the action against the PCP Class and its counsel and a motion to dismiss the action against the Hospital Providers, or in the alternative to abstain from trying the action or to stay proceedings in the action pending a ruling by the Claims Board in the Board Action. The motions will be heard by the Bankruptcy Court on November 12, 1996. The Company believes that its claims against the defendants in the Provider Bankruptcy Actions are meritorious and that it will prevail in these actions. Notwithstanding the foregoing, the Company believes that its aggregate recovery from the Board Action and the Provider Bankruptcy Actions will not exceed the aggregate amount of damages plus accrued interest sought by Penn Health in the Board Action.

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

                None.

       Item 3:  Defaults Upon Senior Securities
                -------------------------------

                None.

       Item 4:  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                On July 26, 1996 the Company held its 1996 Annual Meeting of Stockholders for the purposes of electing three directors to the Board of Directors and approving the adoption of the Company's Outside Directors 1996 Formula Stock Option Plan and the Company's Senior Executives 1996 Stock Option Plan.

                Thomas W. Field, Jr., Alan S. Manne and Peter J. Ratican were elected as directors at the meeting, to serve for a period of three years and until their successors are duly qualified and elected. Of the 9,444,077 votes cast for purposes of electing three directors; (i) 9,022,786 votes were cast for Mr. Field and 421,291 votes were withheld; (ii) 9,022,786 votes were cast for Mr. Manne and 421,291 votes were withheld; and (iii) 8,823,345 votes were cast for Mr. Ratican and 620,732 votes were withheld. Following the meeting, Claude S. Brinegar, Florence F. Courtright, Eugene L. Froelich and Charles E. Lewis continued to serve as directors of the Company.

                Adoption of the Company's Outside Directors 1996 Formula Stock Option Plan was approved by the stockholders with 6,068,371 votes cast for approval, 3,210,588 votes cast against approval, 35,519 votes abstaining and 125,000 broker non-votes.

                Adoption of the Company's Senior Executives 1996 Stock Option Plan was approved by the stockholders with 6,008,914 votes cast for approval, 3,268,523 votes cast against approval, 37,041 votes abstaining and 125,000 broker non-votes.


       Item 5:  Other Information
                -----------------

                None.

       Item 6:  Exhibits and Reports on Form 8-K
                --------------------------------

                (a)  Exhibits
                     --------

                     Exhibit 27.  Financial Data Schedule

                (b)  Reports on Form 8-K
                     -------------------

                     September 10, 1996 - Item 5. Other Events:

                     The Company reported it believes the availability of its pre-change net operating loss carryforwards for federal income tax return purposes has increased by approximately $216 million as compared to amounts previously quantified as of December 31, 1995.

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



                                      MAXICARE HEALTH PLANS, INC.
                                      ---------------------------
                                            (Registrant)


       November 11, 1996              /s/ EUGENE L. FROELICH
                                      ---------------------------
                                          Eugene L. Froelich
                                      Chief Financial Officer and
                                      Executive Vice President -
                                      Finance and Administration