Form 10-K
period 1996-12-31
MAXICARE HEALTH PLANS INC
filed 1997-03-31
CIK 722573

Washington, D. C. 20549

                             Form 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1996; or

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

                  Exhibit Index page 94 of 193
                           1 of 193

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

                              X
                            -----


    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1997:


      Common Stock, $.01 par value - $441,525,972


    The number of shares outstanding of each of the issuer's classes of capital stock, as of March 25, 1997:


      Common Stock, $.01 par value - 17,931,150 shares


    As of March 25, 1997, Registrant had 616,406 shares of Common Stock being held by the Registrant, as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.


                  DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                           2 of 193

                              PART I
                              ------

Item 1. Business
        --------

General
-------

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily in the field of managed health care. MHP and subsidiaries (the "Company") have a combined enrollment of approximately 423,000 as of December 31, 1996, representing an increase in enrollment of 23% from December 31, 1995. MHP owns and operates a system of seven health maintenance organizations ("HMOs") in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina, and Wisconsin and additionally operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages, including group HMO, preferred provider organization ("PPO"), point of service ("POS"), Medicaid and Medicare HMO, group life and accidental death and dismemberment insurance, administrative services only programs and wellness programs. In addition, the Company offers a number of pharmacy programs, including benefit design, formulary management, claims processing and mail order services for employers and their employees.

Through its HMO operations the Company arranges for the delivery of comprehensive health care services to its members for a predetermined, prepaid fee. The Company provides these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services provided to members, and with hospitals and other providers under a variety of fee arrangements. The Company believes that an HMO offers certain advantages over traditional indemnity health insurance:

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

The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
(213) 765-2000.

                           3 of 193

Company Operations
------------------

The Company's total membership has grown from approximately 345,000 members at December 31, 1995 to approximately 423,000 members at December 31, 1996. The Company's membership at December 31, 1996 is as follows:


                                  Governmental
                  Commercial (Medicaid & Medicare)  Total      %
                  ---------- --------------------- -------  ------
California         153,600          27,200         180,800   42.8%
Indiana            104,900          48,400         153,300   36.2
Other States        75,900          13,000          88,900   21.0
                   -------          ------         -------  -----
Total Membership   334,400          88,600         423,000  100.0%
                   =======          ======         =======  =====

Overview of Managed Health Care Services
----------------------------------------

HMO. The Company owns and operates a multi-state system of HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay all or most of a predetermined fee that does not vary with the nature or extent of health care services provided to the member, and the member pays a relatively small copayment for certain services. The fixed payment distinguishes HMOs from conventional indemnity health insurance plans that contain customary copayment and deductible features and also require the submission of claim forms. An HMO receives a fixed amount from its members regardless of the nature and extent of health care services provided, and as a result, has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions and the review of specialist referrals by primary care physicians. The HMO's goal is to combine the delivery of and access to quality health care services with effective management controls in order to make the most cost-effective use of health care resources.

Although HMOs have been operating in the United States for over half of a century, their popularity began increasing in the 1970s in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item 1. Business - Government Regulation").

The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group which provides services primarily for HMO members and receives a

                           4 of 193
fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO either contracts with a physicians' association, which in turn contracts directly with individual physicians, or contracts directly with individual physicians. In either case, these physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, hospitals and other health care providers. The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs utilize network, group and independent practice association models.

PPO. PPO products include certain attributes of managed care; however, a PPO is similar to conventional indemnity health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a portion of the provider's fees as in a conventional indemnity plan. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California, Louisiana, Illinois and North Carolina. The PPO line of business comprised approximately 2% of the Company's total enrollment at December 31, 1996.

POS. The Company also offers a POS product which combines the elements of an HMO with the elements of a conventional indemnity health insurance product.

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

Effective January  1995,  the  Indiana  HMO  entered  into two year contracts with the state of Indiana to provide HMO services to Medicaid recipients in the northern and southern regions of Indiana. These contracts were renewed for the 1997 year and provide for continuation of the contracts for the 1998 year at the election of the state of Indiana. Effective January 1997, the Indiana HMO entered into a two year contract with the state of
Indiana to provide HMO services to Medicaid recipients in the central region of Indiana. This contract provides for annual continuation of the contract for the 1999 year and 2000 year at the

                           5 of 193
election of the state of Indiana. As of December 31, 1996 the Medicaid program comprised approximately 45,200 members of the Indiana HMO's total enrollment. In December 1994, the California HMO contracted with the state of California to provide HMO services to Medicaid recipients in Los Angeles County. This contract was renewed in July 1995 for a one year term and in July 1996 for an additional one year term. In 1996 the state of California began implementation of a new managed care program which resulted in a publicly - sponsored health plan being established in Los Angeles County to serve the Medicaid population. The California HMO has contracted for a three year term with the publicly-sponsored health plan, which in turn has contracted directly with the state of California under this new Medicaid program, to provide HMO services upon the operational effective date of this new program. This new program has been designed in part as a replacement to the existing Medicaid managed care program in Los Angeles County and is expected to become operational during 1997 at which point in time the California HMO's Medicaid contract with the state of California will be discontinued. Although the Company cannot be certain at this point in time of the effects from implementation of this program, it believes the Medicaid membership of the California HMO will increase in 1997 from the current Medicaid membership level. As of December 31, 1996 the Medicaid program comprised approximately 24,000 members of the California HMO's total enrollment. The North Carolina HMO and Wisconsin HMO have contracted for one year terms with the states of North Carolina and Wisconsin to provide HMO services to the respective state's Medicaid recipients since 1995 and 1984, respectively. As of December 31, 1996, the Medicaid programs comprised approximately 19% of the Company's total enrollment, an increase of 62% from December 31, 1995.

Medicare. The Company has entered into federally sponsored one year Medicare contracts to provide HMO services to Medicare beneficiaries in California and Indiana. The programs, known as
MAX 65 Plus, provide Medicare recipients with a choice between standard Medicare coverage or MAX 65 Plus which has no deductibles and minimal copayments. The MAX 65 Plus programs comprised approximately 2% of the Company's total enrollment as of December 31, 1996.

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

                           6 of 193

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

Additional optional services available to HMO members may include inpatient psychiatric care, hearing aids, durable medical supplies and equipment, dental care, vision care, chiropractic care and prescription drug services.


                           7 of 193

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

Quality Assurance
-----------------

As required by federal and state law, the Company evaluates the quality and appropriateness of the medical care delivered to its members by its independently contracted providers. When considering whether to contract with a provider, the HMO evaluates the quality of the physician or group's medical facilities, professional qualifications and the capacity to accommodate membership demands. Among the means used to gauge the quality and appropriateness of care are: the performance of periodic medical care evaluation studies, the analysis of monthly utilization of certain services, the performance of periodic member satisfaction studies and the review and response to member and physician grievances.

The Company compiles a variety of statistical information concerning the utilization of various services, including emergency room care, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-utilization is closely evaluated in an effort to monitor the

                           8 of 193
quality of care provided to the Company's members by participating physicians and physician groups.

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

The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs an evaluation of an HMO's operations with respect to standards established for quality assurance, preventive health services, utilization management, reporting, members' rights, as well as other factors. Certain HMOs of the Company are in the process of seeking NCQA accreditation while others are preparing for NCQA accreditation.

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

The Company manages health care costs primarily through contractual arrangements with health care providers which share the risk of certain health care costs. The Company's HMOs arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per enrollee per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. For the year ended December 31, 1996 physician and hospital capitation represented 64% of total health care costs.

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

In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to encourage appropriate utilization. These programs and procedures are intended to address the utilization of inpatient services, outpatient services and referral services

                           9 of 193
which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery, (ii) establish whether services are appropriately performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent and/or retrospective review. In addition, the Company monitors the terms and procedures of its pharmacy plan, incorporating such cost containment features as drug formularies (a Company-developed listing of preferred, cost-effective drugs).

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data-Consolidated Statements of Operations" included herein.

Marketing
---------

The Company markets  to  employers  or  other groups through direct selling efforts and through contacts with insurance brokers and consultants. Members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium. In most instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those operated by the Company. The Company's PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once the Company's relationship with the employer is established, marketing efforts are then focused on employees. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. As of January 31, 1997, approximately 63% of the Company's commercial members had selected their desired health care coverage for the ensuing annual period. New employees make their choices at the time of employment. The Company's commercial membership is widely diverse, with no employer group comprising 10% or more of the Company's total enrollment. As of December 31, 1996, the Company's HMOs were offered by approximately 1,380 employer groups.

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

The Company believes that attracting employers is only the first step toward increasing enrollment at each of its HMOs; ultimately, the Company's ability to retain and increase membership will depend upon how users of the health care system assess its benefit

                           10 of 193
package,  rates,  quality  of   service,  financial  condition  and
responsiveness to user demands.

The Company markets its Medicare programs to employer groups with retiree groups and to eligible individuals through direct solicitation and cooperative advertising with participating medical groups. The Company markets its Medicaid programs pursuant to guidelines established by the various states. Medicaid and Medicare beneficiaries may disenroll for any reason upon 30 days notice.

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

Competition
-----------

Both the health care industry as a whole and the managed care industry in particular are becoming increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure, and for quality physician groups with other HMOs and PPOs. Many of these competitors are larger or have greater financial resources than the Company. The level of competition varies from state to state depending on the variety and relative market share of indemnity insurance, HMO and PPO health care services offered. The Company also faces competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which the Company operates, is served by a significant number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members in the California market has resulted in an increase in price competition.

The Company believes that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to members and providers. Competition may result in

                           11 of 193
pressure to reduce rates or place limitations upon the growth potential of HMOs in any particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, providing an incentive for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers offering not only HMO services but PPO and indemnity health care services as well. In an effort to remain competitive, the Company offers a variety of health care services, including PPOs, and is actively exploring offering additional PPO and indemnity services through joint ventures or other arrangements.

Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies seek to expand their operating territories, gain economies of scale and increase market share. The California market, in particular, has recently experienced a number of mergers and acquisitions in the managed care industry. Many of the Company's principal competitors have substantially larger membership or greater financial resources than the Company.

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

All of the Company's HMOs are federally qualified under the HMO Act. The HMO Act and regulations provide that, with certain exceptions, each employer of at least 25 employees must permit two "qualified" HMOs to market health benefits plans to its employees, with the employer contributing the same amount toward the employee's HMO enrollment fee as it would otherwise have paid for conventional indemnity health care insurance. Under federal regulations, services to members must be provided substantially on a fixed prepaid monthly basis, without regard to the actual level of utilization of services. Premiums established by HMOs may vary from employer to employer through composite rate factors and special treatment of certain broad classes of members, including geographical location ("community rating"). Experience rating of accounts (i.e., setting premiums for a group account based on that group's past use of health care services) is also permitted under federal regulations in certain circumstances. From time to time, modifications to the HMO Act have been considered by Congress. The Company is unable to predict what, if any, modifications to the HMO Act will be passed into law or what effect, if any, such legislation would have upon the operations, profitability or business prospects of the Company.

                           12 of 193

Among other areas regulated by federal and state law, although not necessarily by each state, are the scope of benefits available to members, the manner in which premiums are structured, procedures for the review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers, procedures for resolving grievances, licensure, expansion of service area, and financial condition. The HMOs are subject to periodic review and or audit by the federal and state licensing authorities regulating them.

A number of jurisdictions in which the Company's HMOs operate have enacted small group insurance and rating reforms which generally limit the ability of insurers and HMOs to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to year.

All of the Company's HMOs are licensed by pertinent state authorities and are subject to extensive state regulations which require periodic financial reports and compliance with minimum equity, capital, deposit and/or reserve requirements. These and other requirements limit the ability of the HMO subsidiaries to transfer funds to MHP. The Company has implemented administrative services agreements which provide for MHP to furnish various management, financial, legal, computer and telecommunication services to the HMOs pursuant to the terms of the agreement with each HMO.

MLH and certain of the Company's HMOs are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business activities. Certain state insurance holding company laws and regulations require prior regulatory approval of, or in certain circumstances, prior notice of, certain transactions between the regulated companies and their affiliates.

The Company's HMOs which have Medicare risk contracts are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with contract terms, regulations and the quality of care being rendered to the HMO's enrollees. HCFA also has the right to terminate the Company's Medicare contracts if the Company fails to meet established compliance standards. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other attributes of the Medicaid program.

                           13 of 193

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


History
-------

The Company's HMO business originated in California in 1973. The Company began multi-state operations in June 1982 by purchasing 100% of CNA Health Plans, Inc. As part of its expansion strategy, the Company acquired all of the stock of HealthCare USA Inc. ("HealthCare") and HealthAmerica Corporation ("HealthAmerica") in the fourth quarter of 1986. At that time, HealthCare owned or managed HMOs in three states and HealthAmerica owned or managed HMOs in 17 states, including 11 states not previously served by the Company. As a result of these acquisitions, which were highly leveraged, and adverse industry conditions, the Company's financial condition deteriorated significantly culminating in MHP and forty-seven affiliated entities filing for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in March and April of 1989.

Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan").

In addition to distributions of cash, Senior Notes and Common Stock to holders of allowed claims under the Reorganization Plan, the Company was required to make distributions based on its consolidated net worth in excess of $2.0 million at December 31, 1991 and 1992 (the "Consolidated Net Worth Distribution"). The Company has made distributions of $2.0 million and $1.0 million related to the periods ended December 31, 1991 and 1992, respectively. The committee representing the creditors has stated it does not agree with the Company's interpretation of the Reorganization Plan and believes that additional amounts may be due under the Consolidated Net Worth Distribution provision of the Reorganization Plan. The Company believes that its interpretation and position on this matter will ultimately prevail. While the

                           14 of 193
resolution of this and certain other matters relating to the Reorganization Plan may have an impact on the Company's financial results, these matters will not impact the Company's ongoing business and operations. (See "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements" and "Item 3. Legal Proceedings").

The United States Bankruptcy Court retains jurisdiction over implementation and interpretation of the Reorganization Plan.

Preferred Stock Redemption
--------------------------

On February 13, 1995 the Company announced that it would redeem all of its 2.29 million outstanding shares of Series A Cumulative Convertible Preferred Stock ("Series A Stock") on March 14, 1995. Holders of Series A Stock were entitled to either have their shares redeemed by the Company at $25.4625 per share (the "Redemption Price"), which represents the redemption price of $25.00 per share plus accrued and unpaid dividends of $.4625 per share, or convert their Series A Stock into 2.7548 shares of the Company's Common Stock for each share of Series A Stock converted. Holders of Series A Stock who wished to convert their shares into Common Stock were required to deliver written notice of their election to convert and tender the Series A Stock certificates properly endorsed to the redemption agent, American Stock Transfer & Trust Company, no later than 5:00 P.M. (Eastern Standard Time) on March 9, 1995. Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of Common Stock. The remaining holders of 21,000 shares of Series A Stock were entitled to receive only the Redemption Price without additional interest thereon upon surrender of the Series A Stock certificates properly endorsed to the redemption agent.

Employees
---------

As of December 31, 1996, the Company employed approximately 490 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement. The Company believes its employee relations are good.

                           15 of 193

Directors and Executive Officers of the Registrant
--------------------------------------------------

The directors and executive officers of the Company at December 31, 1996 were as follows:


     Name                     Age               Position

Peter J. Ratican               53      Chairman of the Board of
                                       Directors, Chief Executive
                                       Officer and President

Eugene L. Froelich             55      Chief Financial Officer,
                                       Executive Vice President -
                                       Finance and Administration
                                       and Director

Alan D. Bloom                  51      Senior Vice President,
                                       Secretary and General
                                       Counsel

Aivars L. Jerumanis            58      Senior Vice President -
                                       Management Information
                                       Systems and Chief
                                       Information Officer

Richard A. Link                42      Chief Accounting Officer
                                       and Senior Vice President -
                                       Accounting

Warren D. Foon                 40      Vice President, General
                                       Manager - Maxicare
                                       California

Robert J. Landis               37      Treasurer


Sanford N. Lewis               54      Vice President -
                                       Administrative Services

Vicki F. Perry                 44      Vice President, General
                                       Manager - Maxicare Indiana

Claude S. Brinegar             70      Director

Florence F. Courtright         64      Director

Thomas W. Field, Jr.           63      Director

Charles E. Lewis, M.D.         68      Director

Alan S. Manne                  71      Director

                           16 of 193

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

Sanford N. Lewis was appointed Vice President - Administrative Services of the Company in February 1996. He was Associate Vice President - Underwriting from July 1993 to January 1996 and prior to that National Director Data Control. Mr. Lewis has been with the Company since 1987.

                           17 of 193

Vicki F. Perry was appointed Vice President, General Manager of Maxicare Indiana, Inc. in January 1992. From January 1990 to December 1991 she served as Executive Vice President - Plan Operations of the Company. Ms. Perry has been with the Company since 1982. Ms. Perry is a graduate of Indiana University.

Claude S. Brinegar is the retired Vice Chairman of the board of directors and Chief Financial Officer of Unocal Corporation. Mr. Brinegar has been a director of the Company since June 1991 and is also a member of the board of directors of Conrail, Inc. and a visiting scholar at Stanford University.

Florence F. Courtright has been a private investor for more than the last five years and was elected a director of the Company in November 1993. She is a founding Limited Partner of Bainco International Investors, 1.p. and a Trustee of Loyola Marymount University. Further, Ms. Courtright is a former co-owner of the Beverly Wilshire Hotel and the Beverly Hills Hotel.

Thomas W. Field, Jr. has been President of Field & Associates, a management consulting firm, since October 1989. Mr. Field served as Chairman of the Board of ABCO Markets from December 1991 through January 1996. ABCO Markets is in the grocery business. Mr. Field has been a director of the Company since April 1992. Mr. Field also holds directorships at Campbell Soup Company and Stater Bros. Markets.

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

The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 1997 annual meeting of stockholders and until their successors are duly qualified and elected. Class II directors include Mr. Froelich and Ms. Courtright and they will serve until the 1998 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Manne and they will serve until the 1999 annual meeting of

                           18 of 193
stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").


                           19 of 193

Item 2.  Properties
         ----------

The Company's operating facilities are held through leaseholds. At December 31, 1996, the Company leased approximately 217,000 square feet at 20 locations with an aggregate current monthly rental of approximately $166,000. These leases have remaining terms of up to eight years. The Company's leased properties include administrative locations for the HMOs and corporate facilities, three pharmacies in southern California and other miscellaneous facilities.

In June 1994 the Company entered into a lease for new corporate office space in Los Angeles commencing in that month for a term of 72 months. The lease is for approximately 83,000 square feet with a monthly rental expense of approximately $72,000 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

                           20 of 193

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

On February 14, 1990, the Company filed a complaint with the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against the DPW and the major Penn Health Providers to recover preferential transfers, to compel turnover of property and to object to the providers' proofs of claim against Penn Health (the "Bankruptcy Action"). Proceedings in the
Bankruptcy Action have been held in abeyance, although the Bankruptcy Court continues to retain jurisdiction over the action. (Penn Health Corporation v. Commonwealth of Pennsylvania Department of Public Welfare et al. (Case No. AD 90-0244-JW))

On February 27, 1991, the Company filed a petition against the DPW with the Pennsylvania Board of Claims (the "Board") seeking in excess of $24 million in damages for monies due from the DPW in connection with the HealthPass Program plus accrued interest (the "Board Action"). The Board consolidated the Board Action for purposes of trial with two separate actions filed by Penn Health hospital providers (the "Hospital Providers") and by a class of Penn Health primary care physician providers (the "PCP Class") against the DPW to secure payment directly from the DPW for pre-petition services rendered to HealthPass members (the "Provider Actions"). These actions were set for trial by the Board in two phases; a liability phase and a damages phase. During the pendency of the Provider Actions DPW entered into settlements with the Hospital Providers and the PCP Class. In its order on the liability phase on the Board Action the Board ruled that: (i) a contract exists between Penn Health and the DPW; (ii) the DPW breached the contract; and (iii) Penn Health is an independent general contractor and not an agent of the DPW. The trial on the damages phase has been held. The parties are waiting for the Board to issue its ruling on the damages phase and to enter a judgment in the Board Action.

The Company's damage  claim  in  the  Board Action is approximately
$43.1 million (inclusive of accrued interest through December 31, 1996). DPW contends it is entitled to credits for certain pre-petition payments made to Penn Health Providers and in settling the Provider Actions, in the aggregate amount of $26.1 million (the

                           21 of 193

"Credits"). The Company contends that the DPW is not entitled to the Credits. The Company believes that its damage claims are meritorious and that it will prevail in the Board Action. (Penn Health Corporation v. Commonwealth of Pennsylvania, Department of Public Welfare (Doc. No. 1515)).

On June 7 and 19, 1996, the Company and Penn Health filed complaints in the Bankruptcy Court against the Hospital Providers, and the PCP Class and its counsel, respectively (the "Provider Bankruptcy Actions"), for violating the terms of the Company's and Penn Health's Joint Plan of Reorganization (the "Plan") and the Bankruptcy Court's order confirming the Plan. In the Provider Bankruptcy Actions the Company and Penn Health seek, among other things, turnover and the recovery of payments (plus accrued interest) made by the DPW after confirmation of the Plan, to the Hospital Providers in the amount of $13 million and the PCP Class in the amount of $2.1 million (collectively, the "DPW Payments"), as unlawful Plan distributions and post-petition transfers. (Maxicare Health Plans, Inc. and Penn Health Corporation v. Albert Einstein et al. (Case No. AD96-01611-JW)); (Maxicare Health Plans, Inc. and Penn Health Corporation v. Faezeh Behjat et al. (Case No. AD96-01668-JW)). In November 1996, the Defendants' motions to dismiss the Provider Bankruptcy Actions were denied by the Bankruptcy Court and the parties are engaged in discovery. The Company believes that its claims in the Provider Bankruptcy Actions are meritorious and that it will prevail in these actions.
Notwithstanding the foregoing, the Company believes that its aggregate recovery from the Board Action and the Provider Bankruptcy Actions will not exceed the aggregate amount of damages plus accrued interest sought by Penn Health in the Board Action.

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

b.  OTHER LITIGATION

The Company is a defendant in a number of other lawsuits arising in the ordinary course from the operations of the HMOs and MLH, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory and, in certain instances, punitive damages in an indeterminate amount which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.

                           22 of 193

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matter was submitted to a vote of security holders during the three months ended December 31, 1996.

                           23 of 193

                              PART II
                             --------


Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
         Stockholder Matters
         -------------------

(a) Market Information

The Company's Common Stock appears on the Nasdaq Stock Market ("NASDAQ") under the trading symbol MAXI.

The following table sets forth the high and low sale prices per share on the NASDAQ. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.


Common Stock                       Sale Price
                                 ---------------
                                  High     Low
                                 ------   ------
1995    First Quarter            $19.25   $14.75

        Second Quarter           $19.00   $14.00

        Third Quarter            $19.25   $14.25

        Fourth Quarter           $27.75   $16.13

1996    First Quarter            $31.13   $24.13

        Second Quarter           $28.50   $18.88

        Third Quarter            $21.50   $13.50

        Fourth Quarter           $23.63   $18.25


(b) Holders

There were 10,205 holders of record of the Company's Common Stock as of December 31, 1996. As of such date, the Company held 616,406 shares of Common Stock (the "Unallocated Shares") as disbursing agent for the benefit of creditors and holders of interests and equity claims under the Reorganization Plan. Of the Unallocated Shares held as of December 31, 1996, 548,514 were held for the benefit of creditors of the Company's operating subsidiaries (Reorganization Plan classes 5A through 5H), 37,346 shares were held for bank group creditors (Reorganization Plan class 7), and 30,546 shares were held for bondholder creditors (Reorganization Plan classes 8A through 8D). As of December 31, 1996, no shares were being held for the benefit of Maxicare Health Plans, Inc.

                           24 of 193
creditors (Reorganization Plan class 9); however, certain of the shares held for the benefit of Reorganization Plan classes 7 and 8A through 8D will be reallocated to Reorganization Plan class 9 pursuant to a formula set forth in the Reorganization Plan. The Reorganization Plan provides that until such time as any share of Common Stock reserved for a holder of an allowed claim or allowed interest under the Reorganization Plan is allocated, the disbursing agent shall deliver an irrevocable proxy to vote the Unallocated Shares to the independent directors of the Board (as such term is defined by the Reorganization Plan). Currently, the independent directors are Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright (the "Independent Directors"). The Reorganization Plan provides that the Unallocated Shares shall be voted in the following manner:

   (i) 548,514 shares which were held in the claims reserves as of December 31, 1996 for the holders of Reorganization Plan classes 5A through 5H and Reorganization Plan class 9 allowed claims, shall (a) as to proposals made by the Company, be voted in the same manner and the same degree as all of the allocated shares of Common Stock; and (b) as to proposals made by any person or entity other than the Company, be voted in accordance with the vote of a majority of the Independent Directors; and

   (ii) 67,892 shares which were held in the claims reserves as of December 31, 1996 for holders of Reorganization Plan class 7 and Reorganization Plan classes 8A through 8D allowed claims, shall be voted in the same manner and the same degree as all of the allocated shares of Common Stock.

(c) Dividends

The Company has not paid any cash dividends on its Common Stock and has no current intention of doing so in the foreseeable future.

                           25 of 193

Item 6. Selected Financial Data
        -----------------------

                                                                At And For The Years Ended December 31,
                                                                ---------------------------------------
(Amounts in thousands except per share and
 membership data)
                                                           1996       1995      1994       1993       1992
                                                         --------   --------  --------   --------   --------
REVENUES................................................ $562,765   $477,344  $432,173   $440,186   $414,454
                                                         --------   --------  --------   --------   --------
EXPENSES
   Health care expenses.................................  503,006    414,296   379,608    394,721    362,627
   Marketing, general and administrative expenses.......   48,753     43,993    44,084     40,998     37,930
   Depreciation and amortization........................    1,279      1,245     2,087      4,054      5,238
   Reorganization expenses..............................                                                 895
                                                         --------   --------  --------   --------   --------
TOTAL EXPENSES..........................................  553,038    459,534   425,779    439,773    406,690
                                                         --------   --------  --------   --------   --------
INCOME FROM OPERATIONS..................................    9,727     17,810     6,394        413      7,764

   Investment income....................................    6,528      6,299     3,319      2,636      3,121
   Interest expense.....................................      (97)       (58)      (36)       (32)    (2,773)
                                                         --------   --------  --------   --------   --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS......   16,158     24,051     9,677      3,017      8,112

INCOME TAX BENEFIT......................................    3,267      3,625     3,658      2,571      3,058
                                                         --------   --------  --------   ---------  --------
INCOME BEFORE EXTRAORDINARY ITEMS.......................   19,425     27,676    13,335      5,588     11,170

EXTRAORDINARY ITEMS (net of income taxes of $0) (1).....                                             (14,241)
                                                         --------   --------  --------   --------   --------
NET INCOME (LOSS).......................................   19,425     27,676    13,335      5,588     (3,071)

PREFERRED STOCK DIVIDENDS...............................                        (5,280)    (5,400)    (4,350)
                                                         --------   --------  --------   --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $ 19,425   $ 27,676  $  8,055   $    188   $ (7,421)
                                                         ========   ========  ========   ========   ========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
  SHARE (2):
Primary
  Income Before Extraordinary Items..................... $   1.05   $   1.63  $    .73   $    .02   $    .66
  Extraordinary Items (1)...............................                                               (1.37)
                                                         --------   --------  --------   --------   --------
  Net Income (Loss)..................................... $   1.05   $   1.63  $    .73   $    .02   $   (.71)
                                                         ========   ========  ========   ========   ========
  Weighted average number of common and common
   equivalent shares outstanding........................   18,415     16,978    11,064     10,416     10,414

Fully Diluted
  Income Before Extraordinary Items..................... $   1.05   $   1.50  $    .73   $    .02   $    .66
  Extraordinary Items (1)...............................                                               (1.37)
                                                         --------   --------  --------   --------   --------
  Net Income (Loss)..................................... $   1.05   $   1.50  $    .73   $    .02   $   (.71)
                                                         ========   ========  ========   ========   ========
  Weighted average number of common and common
   equivalent shares outstanding........................   18,455     18,410    11,064     10,416     10,414

BALANCE SHEET DATA:
  Total assets.........................................  $184,522   $162,836  $128,692   $106,807   $ 97,278
  Total indebtedness (3)...............................  $ 68,276   $ 68,131  $ 63,342   $ 54,422   $ 45,217
  Shareholders' equity.................................  $116,246   $ 94,705  $ 65,350   $ 52,385   $ 52,061

MEMBERSHIP DATA:
  Number of members....................................   423,000    345,000   292,000    308,000    283,000

                           25 of 193


                                  Notes to Selected Financial Data



(1)   Includes a 1992 write-off of unamortized original issue discount and unamortized issuance costs on the Senior Notes that were redeemed and a 1992 accrual of a distribution payable pursuant to the Reorganization Plan based on the Company's  consolidated net worth as of December 31, 1992.
      (See  "Item  8.  Financial  Statements  and  Supplementary  Data  -  Note  2  to  the Company's
      Consolidated Financial Statements").

(2)   For the years ended December 31, 1994, 1993  and 1992 fully diluted earnings per share exceeded primary earnings per share (i.e.,  the  calculations  were "anti-dilutive") so primary earnings per share are reported as fully diluted.

(3)   Includes long-term liabilities of $511, $1,155,  $887,  $504,  and $1,015, in 1996, 1995, 1994,
      1993 and 1992, respectively.


                           27 of 193

Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

The year ended December 31, 1996 compared to the year ended
-----------------------------------------------------------
December 31, 1995.
------------------

The Company reported net income of $19.4 million for the year ended December 31, 1996 compared to $27.7 million for 1995. Net income per common share on a fully diluted basis was $1.05 for the year ended December 31, 1996 compared to $1.50 for 1995.

For the year ended December 31, 1996, the Company reported revenues of $562.8 million, an increase of $85.4 million or 17.9% when compared to 1995. Commercial premiums increased $38.3 million or 9.4% to $447.2 million as a result of a 14.7% increase in membership primarily in California and Indiana, offset in part by a 5.7% decline in the average premium revenue per member per month ("PMPM"). Governmental premiums increased $47.6 million or 79.0% to $107.8 million as a result of an 88.3% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium PMPM for the Medicaid and Medicare lines of business increased by .7% and 5.8%, respectively, however, the average premium revenue PMPM for governmental premiums declined by 4.9% as a result of greater growth in the lower premium PMPM Medicaid line of business. Other Income includes the recording in the fourth quarter of 1996 a $5.2 million credit resulting from a reduction in an estimated distribution payable pursuant to the Reorganization Plan. (See "Item 8. Financial Statements and Supplementary Data - Note 3 to the Company's Consolidated Financial Statements").

Health care expenses, including increases in estimated claims payable in the fourth quarter of 1996, increased 21.4% or $88.7 million for the year ended December 31, 1996 as compared to 1995. Health care expenses as a percentage of premium revenues (the "medical loss ratio") increased 2.3 percentage points to 90.6% as a result of higher prescription drug costs, the effect of the decline in the average commercial premium revenue PMPM particularly in the California HMO, and the growth in the higher medical loss ratio Medicaid line of business.

Marketing, general and administrative ("M,G&A") expenses were $48.8 million for the year ended December 31, 1996 as compared to $44.0 million for 1995. M,G&A expenses as a percentage of revenues decreased from 9.2% to 8.7% for the year ended December 31, 1996 as compared to the same period in 1995.

Depreciation and amortization expense for the year ended December 31, 1996 remained relatively constant at $1.3 million when compared to 1995.

Investment income for the year ended December 31, 1996 increased by $.2 million to $6.5 million as compared to 1995. The slight increase in investment income was primarily due to larger cash and investment balances.

                           28 of 193

The Company reported a $3.3 million income tax benefit for the year ended December 31, 1996, primarily due to the recognition of an additional $4.0 million tax benefit ($3.4 million recognized in the fourth quarter) as a result of the Company increasing its deferred tax asset in accordance with Statement of Financial Accounting
Standards No. 109 "Accounting for Income Taxes". The Company reported a $3.6 million income tax benefit for the year ended December 31, 1995, primarily due to the recognition in the fourth quarter of an additional $4.0 million tax benefit. (See "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

The year ended December 31, 1995 compared to the year ended
-----------------------------------------------------------
December 31, 1994.
------------------

The Company reported net income of $27.7 million for the year ended December 31, 1995 compared to $13.3 million for 1994. Net income per common share on a fully diluted basis increased to $1.50 for the year ended December 31, 1995 compared to $.73 for 1994.

For the year ended December 31, 1995, the Company reported revenues of $477.3 million, an increase of $45.1 million or 10.4% when compared to 1994. Commercial premiums increased $10.6 million or 2.6% to $408.9 million as a result of a 1.0% increase in membership primarily in California and Indiana, and a 1.7% increase in the average premium revenue PMPM. Governmental premiums increased $27.9 million or 86.3% to $60.2 million as a result of a 136.9% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. Other Income primarily relates to the recording in the fourth quarter of 1995 additional amounts due the Company with respect to the prior operation of a governmental managed care program.

Health care expenses, including increases in estimated claims payable in the fourth quarter of 1995, increased 9.1% or $34.7 million for the year ended December 31, 1995 as compared to 1994. The medical loss ratio increased .2 percentage point to 88.3%.

M,G&A expenses were $44.0 million for the year ended December 31, 1995 as compared to $44.1 million for 1994. M,G&A expenses for 1994 included a $3.0 million litigation charge recorded in the second quarter of that year. M,G&A expenses as a percentage of revenues decreased from 9.5% to 9.2% for the year ended December 31, 1995 as compared to 1994.

Depreciation and amortization expense for the year ended December 31, 1995 decreased $.8 million from the $2.1 million reported for 1994 because of the expiration of capital leases and certain equipment that became fully depreciated.


                           29 of 193

Investment income for the year ended December 31, 1995 increased by $3.0 million to $6.3 million as compared to the same period in 1994. The increased investment income was due to higher investment yields and larger cash and investment balances primarily attributable to the 1995 results of operations.

The Company reported a $3.6 million income tax benefit for the year ended December 31, 1995, primarily due to the recognition in the fourth quarter of an additional $4.0 million tax benefit as a result of the Company increasing its deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Company reported a $3.7 million income tax benefit for the year ended December 31, 1994, primarily due to the recognition in the fourth quarter of an additional $4.0 million tax benefit.

Maxicare concluded the redemption of its Series A Stock on March 14, 1995. As a result of this redemption, the Company is no longer required to pay Series A Stock dividends and paid no dividends in 1995. For the year ended December 31, 1994 the Company paid $5.3 million in dividends.

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1996, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $34.9 million at December 31, 1996, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $13.0 million and $12.6 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $9.3 million. The Company's total Restricted Net Assets at December 31, 1996 were $35.1 million. In addition to the $36.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $9.7 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1996. (See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Schedule I").

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company believes that for the foreseeable future it will have

                           30 of 193
sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

With a current ratio (i.e., current assets divided by current liabilities) of 2.5 and less than $.6 million of long-term liabilities at December 31, 1996, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

Forward Looking Information

This Annual Report on Form 10-K contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussion set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and under "Item 1. Business". Such statements are based on certain assumptions and current expectations that involve a number of uncertainties. Actual results could differ materially from those projected in the forward looking statements.

                           31 of 193

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------


                           32 of 193

                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------



The Board of Directors and Shareholders
Maxicare Health Plans, Inc.


We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the information with respect to the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                   ERNST & YOUNG LLP


February 7, 1997
Los Angeles, California

                           33 of 193

                MAXICARE HEALTH PLANS, INC.
                CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands except par value)


                                                                   December 31,
                                                                1996         1995
CURRENT ASSETS                                               ---------    ---------
  Cash and cash equivalents - Note 2........................ $  55,568    $  49,170
  Marketable securities - Note 2............................    58,650       49,659
  Accounts receivable, net - Note 2.........................    33,107       32,946
  Deferred tax asset - Note 7...............................    18,000       14,000
  Prepaid expenses..........................................     3,001        1,195
  Other current assets......................................       279          294
                                                             ---------    ---------
    TOTAL CURRENT ASSETS....................................   168,605      147,264
                                                             ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441        5,441
  Furniture and equipment...................................    18,875       18,849
                                                             ---------    ---------
                                                                24,316       24,290
    Less accumulated depreciation and amortization..........    22,875       21,755
                                                             ---------    ---------
    NET PROPERTY AND EQUIPMENT..............................     1,441        2,535
                                                             ---------    ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       109          200
  Restricted investments - Note 2...........................    14,099       12,593
  Intangible assets, net....................................       268          244
                                                             ---------    ---------
    TOTAL LONG-TERM ASSETS..................................    14,476       13,037
                                                             ---------    ---------

    TOTAL ASSETS............................................ $ 184,522    $ 162,836
                                                             =========    =========
CURRENT LIABILITIES
  Estimated claims and incentives payable................... $  48,530    $  46,232
  Accounts payable..........................................       711          689
  Deferred income...........................................     7,234        5,272
  Accrued salary expense....................................     3,376        3,296
  Payable to disbursing agent - Note 3......................     1,000        6,248
  Other current liabilities.................................     6,914        5,239
                                                             ---------    ---------
    TOTAL CURRENT LIABILITIES...............................    67,765       66,976
LONG-TERM LIABILITIES.......................................       511        1,155
                                                             ---------    ---------
    TOTAL LIABILITIES.......................................    68,276       68,131
                                                             ---------    ---------
COMMITMENTS AND CONTINGENCIES - Note 5

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1996 - 17,565 shares and 1995 - 17,420 shares issued and
    outstanding - Note 6....................................       176          174
  Additional paid-in capital................................   249,804      247,690
  Accumulated deficit.......................................  (133,734)    (153,159)
                                                             ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY..............................   116,246       94,705
                                                             ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $ 184,522    $ 162,836
                                                             =========    =========



                      See notes to consolidated financial statements.

                           34 of 193

                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands except per share data)




                                                           Years ended December 31,
                                                         1996       1995       1994
                                                       --------   --------   --------
REVENUES
   Commercial premiums................................ $447,151   $408,901   $398,348
   Governmental premiums..............................  107,819     60,233     32,330
   Other income.......................................    7,795      8,210      1,495
                                                       --------   --------   --------
     TOTAL REVENUES...................................  562,765    477,344    432,173
                                                       --------   --------   --------
EXPENSES
   Physician services.................................  221,259    183,918    170,382
   Hospital services..................................  188,227    148,546    128,790
   Outpatient services................................   79,403     67,482     64,145
   Other health care expense..........................   14,117     14,350     16,291
                                                       --------   --------   --------
     TOTAL HEALTH CARE EXPENSES.......................  503,006    414,296    379,608

   Marketing, general and administrative expenses.....   48,753     43,993     44,084
   Depreciation and amortization......................    1,279      1,245      2,087
                                                       --------   --------   --------
     TOTAL EXPENSES...................................  553,038    459,534    425,779
                                                       --------   --------   --------
INCOME FROM OPERATIONS................................    9,727     17,810      6,394

   Investment income..................................    6,528      6,299      3,319
   Interest expense...................................      (97)       (58)       (36)
                                                       --------   --------   --------
INCOME BEFORE INCOME TAXES............................   16,158     24,051      9,677

INCOME TAX BENEFIT....................................    3,267      3,625      3,658
                                                       --------   --------   --------
NET INCOME............................................   19,425     27,676     13,335

PREFERRED STOCK DIVIDENDS.............................                         (5,280)
                                                       --------   --------   --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS..........  $ 19,425   $ 27,676   $  8,055
                                                       ========   ========   ========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
   - Note 2:

Primary
  Primary Earnings Per Common Share................... $   1.05   $   1.63   $    .73
                                                       ========   ========   ========
  Weighted average number of common and common
     equivalent shares outstanding....................   18,415     16,978     11,064
                                                       ========   ========   ========

Fully Diluted
  Fully Diluted Earnings per Common Share............. $   1.05   $   1.50   $    .73
                                                       ========   ========   ========
  Weighted average number of common and common
     equivalent shares outstanding....................   18,455     18,410     11,064
                                                       ========   ========   ========





                      See notes to consolidated financial statements.

                           35 of 193

                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)

                                                                      Years ended December 31,
                                                                     1996       1995       1994
                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................  $ 19,425   $ 27,676   $ 13,335
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization..................................     1,279      1,245      2,087
  Benefit from deferred income taxes.............................    (4,000)    (4,000)    (4,000)
  Amortization of restricted stock...............................       699        583
  Provision for long-term receivables valuation allowance........                2,004
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable...................      (161)   (14,632)       860
    Increase (decrease) in estimated claims and
      incentives payable.........................................     2,298       (863)     8,200
    Increase (decrease) in deferred income.......................     1,962      2,934       (344)
    Changes in other miscellaneous assets and liabilities........    (5,529)     3,345      1,582
                                                                   --------   --------   --------
Net cash provided by operating activities........................    15,973     18,292     21,720
                                                                   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment.........................                    5         15
  Purchases of property and equipment............................       (81)      (250)      (313)
  (Increase) decrease in restricted investments..................    (1,506)    (1,640)     2,657
  Reductions to long-term receivables............................        91         81         69
  Additions to long-term receivables.............................                            (350)
  Proceeds from sales and maturities of marketable securities....    51,495     48,460     78,047
  Purchases of marketable securities.............................   (60,486)   (54,561)  (102,157)
                                                                   --------   --------   --------
Net cash used for investing activities...........................   (10,487)    (7,905)   (22,032)
                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................      (505)      (171)      (132)
  Stock options exercised........................................     1,417      1,621        717
  Redemption of preferred stock..................................                 (525)
  Payment of preferred stock dividends...........................                          (5,280)
  Warrants exercised.............................................                           4,193
                                                                   --------   --------   --------
Net cash provided by (used for) financing activities.............       912        925       (502)
                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents.............     6,398     11,312       (814)
Cash and cash equivalents at beginning of year...................    49,170     37,858     38,672
                                                                   --------   --------   --------
Cash and cash equivalents at end of year.........................  $ 55,568   $ 49,170   $ 37,858
                                                                   ========   ========   ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for -
      Interest...................................................  $    106   $     37   $     32
      Income taxes...............................................  $    347   $  2,689   $    163

Supplemental schedule of non-cash investing activities:
    Capital lease obligations incurred for purchase of property
      and equipment and intangible assets........................             $    963   $    659

Supplemental schedule of non-cash financing activities:
    Reclassification of preferred stock capital accounts
      to common stock capital accounts pursuant to the
      conversion of preferred stock to common stock..............             $ 53,195   $  2,580
    Issuance of restricted common stock..........................             $  2,096




                          See notes to consolidated financial statements.

                           36 of 193


                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)





                                  Number of             Number of             Additional
                                  Preferred  Preferred   Common      Common    Paid-in    Accumulated
                                   Shares      Stock     Shares      Stock     Capital      Deficit      Total
                                  ---------  ---------  ---------    ------   ----------  -----------   --------

Balances at December 31, 1993....   2,400       $24      10,033       $100    $241,151    $(188,890)    $ 52,385

    Stock options exercised......                            88          1         716                       717

    Warrants exercised...........                           420          4       4,189                     4,193

    Preferred stock converted
      to common stock............    (110)       (1)        309          3          (2)

    Preferred stock dividends....                                                            (5,280)      (5,280)

    Net income...................                                                            13,335       13,335
                                    -----       ---      ------       ----    --------    ---------     --------

Balances at December 31, 1994....   2,290        23      10,850        108     246,054     (180,835)      65,350

    Stock options exercised......                           189          2       1,619                     1,621

    Restricted stock issued......                           130          1          (1)

    Restricted stock amortized...                                                  583                       583

    Preferred stock converted
      to common stock............  (2,269)      (23)      6,251         63         (40)

    Preferred stock redeemed.....     (21)                                        (525)                     (525)

    Net income...................                                                            27,676       27,676
                                    -----       ---      ------       ----    --------    ---------     --------

Balances at December 31, 1995....       0         0      17,420        174     247,690     (153,159)      94,705

    Stock options exercised......                           145          2       1,415                     1,417

    Restricted stock amortized...                                                  699                       699

    Net income...................                                                            19,425       19,425
                                    -----       ---      ------       ----    --------    ---------     --------

Balances at December 31, 1996....       0       $ 0      17,565       $176    $249,804    $(133,734)    $116,246
                                    =====       ===      ======       ====    ========    =========     ========






                         See notes to consolidated financial statements.

                           37 of 193


                   MAXICARE HEALTH PLANS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS DESCRIPTION

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). MHP operates HMOs in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina and Wisconsin. All of MHP's HMOs are federally qualified by the United States Department of Health and Human Services and are generally regulated by the Department of Insurance of the state in which they are domiciled (except the California HMO, which is regulated by the California Department of Corporations).

Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in Illinois, Indiana, Louisiana, North Carolina and California which constitute approximately 2% of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1996. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than 1% of the Company's revenues for the year ended December 31, 1996.

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

                           38 of 193

Cash and cash equivalents consist of the following at December 31:

                                        1996        1995
  (Amounts in thousands)              -------     -------
  Cash..............................  $ 5,378     $ 6,160
  Certificates of deposit...........    8,163       8,537
  Commercial paper..................   13,535      10,277
  Money market funds................    9,787       6,093
  Repurchase agreements.............    3,258       8,347
  U.S. Government obligations.......   15,447       9,756
                                      -------     -------
                                      $55,568     $49,170
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

                           39 of 193

The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):


                                        1996                        1995
                                ----------------------     -----------------------
                                             Estimated                   Estimated
                                Amortized      Fair        Amortized       Fair
(Amounts in thousands)            Cost         Value         Cost          Value
                                ---------    ---------     ---------     ---------
Available-for-sale:
  U.S. Government obligations..  $48,467      $48,354       $38,834       $39,074

  Corporate notes..............    9,632        9,700        10,763        10,980

  Other........................      551          564            62            54
                                 -------      -------       -------       -------
                                 $58,650      $58,618       $49,659       $50,108
                                 =======      =======       =======       =======
Held-to-maturity:
  U.S. Government obligations..  $10,974      $10,991       $10,268       $10,346

  Other........................    3,125        3,125         2,325         2,325
                                 -------      -------       -------       -------
                                 $14,099      $14,116       $12,593       $12,671
                                 =======      =======       =======       =======


The contractual maturities of investments at December 31, 1996 were as follows:

                                                      Estimated
                                          Amortized     Fair
(Amounts in thousands)                      Cost        Value
                                          ---------   ---------
Available-for-sale:
  Due in one year or less................  $13,531     $13,568

  Due after one year through five years..   45,119      45,050
                                           -------     -------
                                           $58,650     $58,618
                                           =======     =======

Held-to-maturity:
  Due in one year or less...............   $12,757     $12,785

  Due after one year through five years..    1,342       1,331
                                           -------     -------
                                           $14,099     $14,116
                                           =======     =======


                           40 of 193

Accounts Receivable

Accounts receivable consisted of the following at December 31:


                                            1996        1995
  (Amounts in thousands)                  -------     -------
  Premiums receivable.................... $33,330     $30,886
  Allowance for retroactive
    billing adjustments..................  (5,112)     (2,941)
                                          -------     -------
  Premiums receivable, net...............  28,218      27,945

  Federal income tax refund receivable...               2,200
  Other..................................   4,889       2,801
                                          -------     -------
  Accounts receivable, net............... $33,107     $32,946
                                          =======     =======


Premiums receivable include as of December 31, 1996 and 1995 an estimated $15.0 million for amounts due the Company with respect to the prior operation of a governmental managed care program of which $10.0 million was recorded as Other Income for the year ended December 31, 1995.

Property and Equipment

Property and equipment are recorded at cost and include assets acquired through capital leases and improvements that significantly add to the productive capacity or extend the useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets. The costs of major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the applicable lease or the life of the asset.

Intangible Assets

Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over five years. Accumulated amortization of intangible assets at December 31, 1996 and 1995 is $1.8 million and $1.7 million, respectively.

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

                           41 of 193

Health Care Expense Recognition

The cost of health care services is expensed in the period the Company is obligated to provide such services. The Company's HMOs arrange for the provision of health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the health care provider a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization. Where the Company retains the financial responsibility for specialist referrals, hospital utilization and other health care costs, the Company establishes an accrual for estimated claims payable including claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable are continually monitored and reviewed and, as settlements are made or accruals adjusted, differences are reflected in current operations.

Insurance

The Company's operating entities, except in North Carolina, South Carolina and California, are self-insured for risks on certain medical and hospital claims incurred by their members. The North Carolina and South Carolina HMOs maintain medical and hospital claims reinsurance coverage with MLH. The California HMO maintains medical and hospital claims reinsurance coverage for its Medicaid line of business with Health Care Assurance Company Limited ("HCAC"), a wholly-owned subsidiary of MHP.

In addition, the Company's operating entities are self-insured for medical malpractice claims with the exception of the California HMO, which maintains malpractice coverage through HCAC.

Premium Deficiencies

Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No such deficiencies exist at December 31, 1996.

Net Income Per Common and Common Equivalent Share

The Company concluded the redemption of its Series A Stock on March 14, 1995 (the "Redemption Date"). Holders of approximately 2.27 million shares of Series A Stock converted their shares into approximately 6.25 million shares of the Company's Common Stock. As a result of the redemption of the Series A Stock the Company paid no preferred stock dividends in 1995, and, accordingly, no consideration is given to preferred stock dividends in the calculation of earnings per share for the years ended December 31, 1995 and 1996.

                           42 of 193

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

Fully diluted earnings per share are reported only when the amount calculated is less than the primary earnings per share. For the year ended December 31, 1994 fully diluted earnings per share exceed the primary earnings per share (i.e., the calculations are "anti-dilutive") so primary earnings per share are reported as fully diluted.

Stock Options

In October 1995, SFAS No. 123 "Accounting for Stock - Based Compensation" was issued which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123 encourages, but does not require, that compensation expense for grants of stock, stock options and other equity instruments to employees be based on the fair value of such instrument. The Statement also allows companies to continue to measure compensation expense using the intrinsic value method prescribed by APB Opinion No. 25. The Company has elected to continue with the intrinsic value based method.

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

                           43 of 193

(after inter-company eliminations) which, at December 31, 1996, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $34.9 million at December 31, 1996, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $13.0 million and $12.6 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit and dividend limitations representing the remaining $9.3 million. The Company's total Restricted Net Assets at December 31, 1996 were $35.1 million.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1996 management believes that the Company had no significant concentrations of credit risk.

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

In the first quarter of 1992 MHP issued 2,400,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Stock") (see Note 6) and redeemed the Senior Notes. The Company does not believe that the Reorganization Plan contemplated either the issuance of preferred stock or the redemption of the Senior Notes and, accordingly, believes that the Consolidated Net Worth Distribution required by the Reorganization Plan should be calculated as if the sale of Series A Stock had not been consummated and the Senior Notes had not been redeemed. The Company thus determined the December 31, 1992 Consolidated Net Worth

                           44 of 193

Distribution amount to be approximately $971,000. This amount was tendered for distribution to certain creditors under the Reorganization Plan. In addition, the Company believes that any Consolidated Net Worth Distribution which under the Reorganization Plan was to be utilized to redeem the Senior Notes is no longer due as the Senior Notes have been fully redeemed.

Notwithstanding the foregoing, the Company elected to accrue in its consolidated financial statements for the first quarter of 1992 the maximum potential liability pending clarification of this matter. Since the second quarter of 1992, the Company from time to time engaged in correspondence and discussions with representatives of the creditors regarding the application of the Consolidated Net Worth Distribution provision of the Reorganization Plan and the amount that may ultimately be payable, if any; however, the Company has not had any substantive discussion with representatives of the creditors on this matter since April 1995. Based upon the foregoing, the Company has reassessed its estimate of the potential liability regarding this provision of the Plan, and accordingly, during the fourth quarter of 1996 the Company reduced the estimated distribution payable from $6.2 million to $1.0 million. This $5.2 million credit resulting from a reduction in the estimated distribution payable has been included in Other Income for financial reporting purposes. The amount that may be ultimately payable pursuant to this Reorganization Plan provision, if any, could be different than the amount accrued as of December 31, 1996. Any Consolidated Net Worth Distribution would be made from the Company's available cash.

NOTE 4 - LITIGATION

The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.4 million, $2.5 million and $2.7 million reported for the years ended December 31, 1996, 1995 and 1994, respectively. Sublease rental revenue of $72,000 and $251,000 is reported for the years ended December 31, 1995 and 1994, respectively.

Assets held under capital leases at December 31, 1996 and 1995 of $1.0 million and $1.4 million, respectively, (net of $577,000 and $253,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

                           45 of 193

Future minimum lease commitments for noncancelable leases at December 31, 1996 were as follows:


                                        Operating  Capitalized
                                         Leases      Leases
         (Amounts in thousands)         ---------  -----------
         1997..........................  $2,258       $438
         1998..........................   2,287        316
         1999..........................   1,860         18
         2000..........................     852
         2001..........................     635
         Thereafter....................   1,130
                                         ------       ----
         Total minimum
           obligations.................  $9,022        772
                                         ======

         Less current
           obligations.................                438
         Long-term                                    ----
           obligations.................               $334
                                                      ====


NOTE 6 - CAPITAL STOCK

On March 9, 1992 the shareholders voted to amend MHP's current Restated Certificate of Incorporation to increase the authorized Capital Stock of the Company from 18.0 million shares to 45.0 million shares through: (i) an increase in the amount of authorized Common Stock of the Company, par value $.01, from 18.0 million shares to 40.0 million shares, and (ii) the authorization of 5.0 million shares of Preferred Stock, par value $.01, of which 2.5 million shares were designated the Series A Stock.

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

                           46 of 193

Common Stock

The Company is authorized to issue 40.0 million shares of $.01 par value Common Stock. Under the Reorganization Plan 10.0 million shares of the Company's Common Stock were issued for the benefit of holders of allowed claims, interest and equity claims. An additional 6.6 million shares were issued upon the conversion of Series A Stock in 1994 and 1995, and .4 million shares were issued in connection with the exercise of warrants issued pursuant to the Reorganization Plan. As of December 31, 1996 approximately 17.6 million shares of the Company's Common Stock were outstanding. The Certificate of Incorporation of the Company prohibits the issuance of certain non-voting equity securities as required by the United States Bankruptcy Code.

Stock Option Plans

Pursuant to the Reorganization Plan, Mr. Peter J. Ratican, Chief Executive Officer and President, and Mr. Eugene L. Froelich, Chief Financial Officer and Executive Vice President - Finance and Administration ("Senior Management") each received stock options, which are all currently exercisable and which expire on December 5, 2000, to purchase up to 277,778 shares of Common Stock at a price of $6.54 per option share. As of January 1, 1992, the Company entered into employment agreements with Senior Management. Under the terms of these employment agreements, each member of Senior Management received a grant of stock options on February 25, 1992, which are all currently exercisable and which expire on February 25, 1997, to purchase up to 150,000 shares of Common Stock at a price of $8.00 per option share.

In December 1990, the Company approved the 1990 Stock Option Plan (the "1990 Plan"). Under the terms of the 1990 Plan, as amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July of 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan and 1995 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1990 Plan and 1995 Plan have been at an exercise price equal to 100% of the fair market value of the stock at the date of grant.

In July 1996, the Company approved the Outside Directors 1996 Formula Stock Option Plan (the "Formula Plan"). Under the terms of the Formula Plan, the Company may issue up to an aggregate of 125,000 nonqualified stock options to directors who are not employees or officers of the Company (the "Outside Directors"). On the date the Formula Plan was adopted, each Outside Director received a grant of stock options to purchase 5,000 shares of Common Stock. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board of Directors shall receive a grant of stock options to purchase 5,000

                           47 of 193
shares of Common Stock. Options granted under the Formula Plan are at an exercise price equal to 100% of the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant.

In July 1996, the Company approved the Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan"). Under the terms of the Senior Executives Plan, the Company may issue up to an aggregate of 700,000 nonqualified stock options to the Chief Executive Officer and Chief Financial Officer (the "Senior Executives" and individually the "Senior Executive"). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by the Company shall receive a grant of stock options to purchase 70,000 shares of Common Stock. Options granted under the Senior Executives Plan are at an exercise price equal to 100% of the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                           1994                         1995                         1996
                                 --------------------------   --------------------------   --------------------------
                                 Options   Weighted-Average   Options   Weighted-Average   Options   Weighted-Average
                                  (000)     Exercise Price     (000)     Exercise Price     (000)     Exercise Price
                                 -------   ----------------   -------   ----------------   -------   ----------------

Outstanding beginning of year     1,598        $ 7.80          1,716        $ 8.45          1,700        $10.56
Granted (a)                         216         13.22            219         25.53            538         16.09
Exercised                           (88)         8.15           (189)         8.58           (145)         9.76
Forfeited                           (10)         9.40            (46)        11.38            (35)        19.45
Outstanding end of year           1,716          8.45          1,700         10.56          2,058         11.91
Exercisable end of year           1,383          7.60          1,316          7.83          1,503          9.47


(a) The weighted-average fair value of options granted during 1995 and 1996 was $11.29 and $7.47, respectively.


The following table summarizes information about stock options outstanding at December 31, 1996:


                                  Options Outstanding                        Options Exercisable
                  --------------------------------------------------- -------------------------------
                    Number      Weighted-Average                        Number
                  Outstanding      Remaining                          Exercisable
   Range of       at 12/31/96   Contractual Life   Weighted-Average   at 12/31/96    Weighted-Average
Exercise Prices      (000)       (# of Months)     Exercise Price        (000)        Exercise Price
---------------   -----------   ----------------   ----------------   -----------    ----------------
$ 6.40 - $12.75      1,179            31               $ 7.54            1,179           $ 7.54
$13.25 - $19.13        594            93                14.23              262            14.20
$21.25 - $28.38        285           111                25.21               62            26.50
                     -----                                               -----
$ 6.40 - $28.38      2,058            60                11.91            1,503             9.47
                     =====                                               =====

                           48 of 193

The Company has elected to follow APB Opinion No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: volatility factors of the expected market price of the Company's common stock of .41 and .43; a weighted-average expected life of the options of 4.8 years and 5.0 years; risk-free interest rate of 6.0% and dividend yield of 0%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from January 1, 1995 through December 31, 1996. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, for example, because options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):
                                 1995      1996
                                -------   -------
Pro forma net income            $27,623   $16,512

Pro forma earnings per
common share:
  Primary                       $  1.63   $   .90
  Fully diluted                 $  1.50   $   .89

                           49 of 193

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

Warrants

In accordance with the Reorganization Plan, the Company issued warrants (the "Warrants"), entitling the holders thereof, to purchase for $9.98 per Warrant, in the aggregate, 555,555 shares of Common Stock. In June 1994, the Company issued a redemption notice on the Warrants whereby warrantholders who wished to exercise their Warrant had to do so by July 29, 1994. Any warrantholder who did not exercise his or her Warrant by tendering the Warrant certificate for redemption has received or is entitled to receive the redemption price of $.05 per Warrant. A total of 420,178 Warrants were exercised and the Company realized net proceeds of approximately $4.2 million. The remaining 135,377 Warrants were redeemed by the Company.

                           50 of 193

NOTE 7 - INCOME TAXES

The benefit for income taxes at December 31 consisted of the following:


                                  1996      1995      1994
(Amounts in thousands)          -------   -------   -------
Current:
  Federal...................... $   518   $   236   $   219
  State........................     215       139       123
                                -------   -------   -------
                                    733       375       342
                                -------   -------   -------
Deferred:
  Federal......................  (3,400)   (3,400)   (3,400)
  State........................    (600)     (600)     (600)
                                -------   -------   -------
                                 (4,000)   (4,000)   (4,000)
                                -------   -------   -------
Benefit for income taxes....... $(3,267)  $(3,625)  $(3,658)
                                =======   =======   =======


The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:


                                  1996        1995        1994
(Amounts in thousands)         ----------  ----------  ----------
Loss carryforwards...........  $ (97,444)  $(102,721)  $(111,060)
Depreciation.................     (1,371)     (1,316)     (1,133)
Other........................     (3,075)     (2,568)     (2,465)
                               ---------   ---------   ---------

Gross deferred tax assets....   (101,890)   (106,605)   (114,658)
                               ---------   ---------   ---------

Deferred tax assets valuation
  allowance.................      83,890      92,605     104,658
                               ---------   ---------   ---------

Deferred tax asset..........   $ (18,000)  $ (14,000)  $ (10,000)
                               =========   =========   =========

                           51 of 193

The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:


                                       1996      1995      1994
(Amounts in thousands)               -------   -------   -------
Tax provision at statutory rate..... $ 5,494   $ 8,177   $ 3,290
State income taxes..................     215       139       123
Exercise of nonqualified stock
  options...........................    (809)     (577)
Benefit of NOL carryforwards........  (4,167)   (7,364)   (3,071)
Anticipation of future benefit of
  NOLs..............................  (4,000)   (4,000)   (4,000)
                                     -------   -------   -------

Benefit for income taxes............ $(3,267)  $(3,625)  $(3,658)
                                     =======   =======   =======


Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change net operating loss carryforwards ("NOLs") of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. These NOLs are subject to a fifteen year carryover period and expire for federal income tax purposes in the years 2002 through 2005. From the Effective Date through December 31, 1995 the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 1996 the Company has utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $104 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under Section 382 of the IRC on NOLs would be recalculated.

                           52 of 193

SFAS No. 109 "Accounting for Income Taxes" requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $45 million of NOLs. Accordingly, the Company recorded an increase of $4.0 million in 1996 to its deferred tax asset, from $14.0 million recorded as of December 31, 1995, resulting in an aggregate deferred tax asset of $18.0 million recorded as of December 31, 1996 for the recognition of anticipated future utilization of NOLs.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the "Savings Plan") in January 1985. The Savings Plan is a defined contribution 401(k) profit sharing plan covering employees of the Company who have satisfied the eligibility requirements. The primary eligibility requirement is that an employee must have completed one year of eligible service.

The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Savings Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions totaled $340,000, $262,000 and $289,000 for the years ended December 31,
1996, 1995 and 1994, respectively.

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment.


                           53 of 193

Quarterly Results of Operations (Unaudited)

The  following  is  a  tabulation   of  the  quarterly  results  of
operations for the years ended December 31:

(Amounts in thousands,                                  Three months ended,
except per share data)                     ---------------------------------------------
---------------------                      March 31     June 30     Sept 30     Dec 31
                                           ---------   ---------   ---------   ---------

1996
----

Revenues                                   $131,766     $134,573    $140,794   $155,632

Income (loss) from operations              $  4,184     $   (993)   $  3,453   $  3,083

Net income (1)                             $  5,736     $    523    $  5,025   $  8,141

Net income available to common
  shareholders                             $  5,736     $    523    $  5,025   $  8,141

Net income per common share:
    Primary                                $    .31     $    .03    $    .27   $    .44
    Fully Diluted                          $    .31     $    .03    $    .27   $    .44

1995
----

Revenues                                   $112,355    $113,692    $119,879    $131,418

Income from operations                     $  4,288    $  4,230    $  4,445    $  4,847

Net income (1)                             $  4,688    $  4,897    $  7,468    $ 10,623

Net income available to common
  shareholders                             $  4,688    $  4,897    $  7,468    $ 10,623

Net income per common share:
    Primary                                $    .35    $    .27    $    .41    $    .58
    Fully Diluted                          $    .26    $    .27    $    .41    $    .58


(1) Includes $3.4 million and  $4.0  million,  respectively,  of  income  tax benefits from the recording of a deferred tax asset in the fourth quarter of both 1996 and 1995 (see "Item 8.
    Financial Statements  and  Supplementary  Data  -  Note  6  to  the  Company's Consolidated
    Financial Statements").

                           54 of 193

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

None.

                           55 of 193

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


                           56 of 193

Item 11. Executive Compensation
         ----------------------

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (collectively the "Named Officers"):


                        Summary Compensation Table


                                                                                 Long-Term
                                            Annual Compensation                 Compensation
                                    ----------------------------------     ----------------------
                                                                           Stock       Restricted
                                              Reorganization               Options       Stock
                                                  Plan                     Awards        Awards      All Other
Name and Principal Position  Year    Salary     Bonus(1)      Bonus(2)      (#)           (3)      Compensation(4)
---------------------------  ----   --------  --------------  --------    --------     ----------  ---------------
Peter J. Ratican             1996   $481,250                  $146,872     70,000                    $4,500
Chairman of the Board        1995   $425,000    $25,278       $356,862                 $1,048,125    $4,500
of Directors, Chief          1994   $425,000                                                         $5,539
Executive Officer and
President

Eugene L. Froelich           1996   $381,250                  $146,872     70,000                    $4,500
Executive Vice President -   1995   $325,000    $25,278       $356,862                 $1,048,125    $4,500
Finance and Administration,  1994   $325,000                                                         $5,539
Chief Financial Officer
and Director

Richard A. Link              1996   $215,000                               10,000                    $4,500
Senior Vice President -      1995   $205,000                               10,000                    $4,500
Accounting and Chief         1994   $197,500                                5,000                    $4,580
Accounting Officer

Alan D. Bloom                1996   $213,000                                5,000                    $4,500
Senior Vice President,       1995   $208,000                                                         $4,500
Secretary and General        1994   $203,000                                7,500                    $4,697
Counsel

Aivars L. Jerumanis          1996   $195,000                                5,000                    $4,500
Senior Vice President -      1995   $190,000                                5,000                    $4,500
Management Information       1994   $187,000                                5,000                    $5,250
Systems and Chief
Information Officer


(1)  These amounts are bonuses payable pursuant to  the Reorganization Plan and were paid from funds held by the Disbursing Agent in a  segregated  account  and  were not paid out of the Company's available cash.

(2)  These amounts include $146,872  and  $256,862  paid  in  February  1997 and 1996, respectively, pursuant to employment agreements entered into by  the Company with Peter J. Ratican and Eugene
     L. Froelich ("Senior Management").  These employment agreements call for the payment of a bonus to Senior Management based  upon  the  Company's  annual  pre-tax earnings before extraordinary items.  The 1995 amount also includes  a  $100,000  bonus paid to Senior Management in February
     1995 as determined by the Company's Board of Directors.

                           57 of 193


(3)  These amounts represent the fair market value  of  65,000 shares of Restricted Stock awarded to each of the Named Officers on February  27,  1995,  based  upon the closing market price of the
     Company's Common Stock on that date  ($16.125).    The  Restricted Stock is subject to complete
     forfeiture should the  Named  Officer's  employment  with  the  Company  be terminated prior to
     February 27, 1998.  Upon  the  Named  Officer  remaining  in  the employ of the Company through
     February  27,  1998,  the  Restricted  Stock  becomes  fully  vested.    Under  certain defined
     circumstances involving a change in control  of  the  Company the Restricted Stock will vest in full immediately.  Based upon the closing  price  of the Company's Common Stock at December 31,
     1996 ($22.25), the Restricted Stock awarded to  each  Named  Officer had a fair market value of
     $1,446,250 at that date.

(4)  These amounts include contributions made by  the  Company  on behalf of the Named Officer under the Company's 401(k) Savings Incentive Plan.



Option Grants
-------------

Shown below is further information on grants of stock options pursuant to the Senior Executives Plan and 1995 Stock Option Plan during the year ended December 31, 1996, to the Named Officers which are reflected in the Summary Compensation Table.


                         Number of    Percentage of                                      Potential Realizable
                         Securities   Total Options                                        Value at Assumed
                         Underlying    Granted to     Exercise or                        Annual Rates of Stock
                         Options      Employees in    Base Price        Expiration        Price Appreciation
       Name              Granted (1)  Fiscal 1996     ($/share)(2)         Date           for Option Term (3)
-------------------      -----------  -------------   ------------     -------------     ---------------------
                                                                                            5%          10%
                                                                                         --------   ----------
Peter J. Ratican           70,000        12.9%         $14.75          July 26, 2006     $649,334   $1,645,539
Eugene L. Froelich         70,000        12.9%         $14.75          July 26, 2006     $649,334   $1,645,539
Richard A. Link            10,000         1.8%         $14.25          July 23, 2006     $ 89,617   $  227,108
Alan D. Bloom               5,000          .9%         $14.25          July 23, 2006     $ 44,809   $  113,554
Aivars L. Jerumanis         5,000          .9%         $14.25          July 23, 2006     $ 44,809   $  113,554


(1)  The options under the Senior Executives Plan  were  granted  as  of July 26, 1996 and vest upon date of grant.  The options under the 1995  Stock  Option Plan were granted as of July 23, 1996 and vest in one-third installments on the first,  second and third anniversaries of the date of grant.  If the grantee's employment  is  terminated  under  certain circumstances or there is a restructuring of the Company (as set forth  in  the option agreement) the options granted under the 1995 Stock Option Plan would become immediately exercisable.

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

                           58 of 193

Option Exercises and Fiscal Year-End Values
-------------------------------------------

Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1996 and prior years under employment agreements, the 1990 Stock Option Plan, the 1995 Stock Option Plan and the Senior Executives Plan to the Named Officers and held by them at December 31, 1996.


                         Number of Unexercised          Value of Unexercised
                           Options Held At             In-the-Money Options At
                          December 31, 1996             December 31, 1996 (1)
                       -------------------------     -------------------------
      Name             Exercisable Unexercisable     Exercisable Unexercisable
-------------------    ----------- -------------     ----------- -------------
Peter J. Ratican         497,778                     $7,026,392
Eugene L. Froelich       497,778                     $7,026,392
Richard A. Link           61,666      18,334         $  805,597     $95,003
Alan D. Bloom              5,000       7,500         $   54,050     $62,500
Aivars L. Jerumanis       29,999      10,001         $  378,097     $55,003


(1) Based on the closing price on the NASDAQ-NMS on that date ($22.25), net of the option exercise price.


Shown below is information with respect to stock options exercised by Named Officers in 1996.


                                                              Number of                  Value of
                           Number of                    Securities Underlying        Unexercised in-the
                            Shares                       Unexercised Options          Money Options at
                          Acquired on     Value          at December 31, 1996        December 31, 1996
       Name                Exercise      Realized      Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------       -----------    --------      -------------------------  -------------------------
Richard A. Link             10,000       $220,125            61,666 / 18,334         $805,597 / $95,003
Alan D. Bloom               17,500       $344,038             5,000 /  7,500         $ 54,050 / $62,500


Employment Agreements
---------------------

As of January 1, 1992, the Company entered into five-year employment agreements with Peter J. Ratican and Eugene L. Froelich ("Senior Management") which agreements were amended by amendments dated February 27, 1995 (the "Employment Agreements"). As of April 1, 1996, and as amended on February 11, 1997, the Company entered into new five-year employment agreements with Peter J. Ratican and Eugene L. Froelich (the "Restated Employment Agreements"). These Restated Employment Agreements provide for annual base compensation of $500,000 for Mr. Ratican and $400,000 for Mr. Froelich, subject to increases and bonuses, as may be determined by the Board based on annual reviews. The Restated Employment Agreements provide that upon the termination of either member of Senior Management by the

                           59 of 193

Company without Cause or reasons other than death or incapacity or the voluntary termination by either member of Senior Management for certain reasons as set forth in the Restated Employment Agreements, the terminated member will be entitled to receive (i) a payment equal to the balance of the terminated member's annual base salary which would have been paid over the remainder of the term of the Restated Employment Agreement; (ii) an additional one year's annual base salary; (iii) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the Restated Employment Agreement; (iv) immediate vesting of all stock options; and (v) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. Cause is defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction for a felony or of a crime involving moral turpitude, dishonesty or theft. In the event of a Change of Control of the Company, either member of Senior Management may elect to terminate the Restated Employment Agreement within 120 days after such Change of Control in which case the electing member will be entitled to receive a payment equal to 2.99 times that member's average annualized compensation from all sources from and relating to the Company, which is includable in that member's gross income (including the value of unexercised options and termination of forfeiture restrictions on shares of Common Stock issued to that member pursuant to the terms of the Restricted Stock Agreement) for the most recent five taxable years ending with and including the calendar year in which the Change of Control occurs, together with the immediate vesting of all options to purchase shares of Common Stock not otherwise already vested pursuant to the terms of such options and all shares of Restricted Stock not otherwise already vested pursuant to the terms of the applicable Restricted Stock Agreement. Change of Control is defined as: (i) any transaction or occurence which results in the Company ceasing to be publically owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than 40% of the combined voting power of the Company's outstanding securities; (iii) a change in the composition of the Board, as set forth in the Restated Employment Agreements; (iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than 60% of the equity; or (v) the sale or transfer of all or substantially all of the Company's assets. In the event of death or incapacity, the member of Senior Management, or his estate, shall receive the equivalent of 90 days base salary and in the case of incapacity, the continuation of health and disability benefits. The Restated Employment Agreements also provide that in the event either member of Senior Management does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing Restated Employment Agreements before the expiration of such Restated Employment Agreements, such member will be entitled to receive a payment equal to one year's base salary

                           60 of 193
under the terminating agreement. Under these Restated Employment Agreements, each member of Senior Management will be entitled to receive an annual performance bonus calculated using a formula, as set forth in the Restated Employment Agreements, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock, Senior Management will be entitled to a sale bonus calculated using a formula which is based on a percentage of the excess value of the Company over an initial value as set forth in the Restated Employment Agreements.

In addition, Senior Management remains entitled to receive certain additional compensation out of funds set aside for distribution under the Reorganization Plan on the Effective Date or from the proceeds of assets liquidated on behalf of pre-petition creditors under the Reorganization Plan.

As of January 1, 1995, the Company entered into employment agreements, effective through December 31, 1997, with Alan D.
Bloom, Richard A. Link and Aivars L. Jerumanis. The contracts provide minimum base salaries of $208,000, $205,000 and $190,000 for Messrs. Bloom, Link and Jerumanis, respectively, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. The contracts with Messrs. Bloom, Link and Jerumanis provide that should their employment be terminated under certain circumstances, they would receive up to the equivalent of 4 months base salary.

Compensation of Directors
-------------------------

During 1996, certain members of the Board received compensation for their services as directors. These members were Claude S. Brinegar, Florence F. Courtright, Thomas W. Field, Jr., Charles E. Lewis and Alan S. Manne. Messrs. Brinegar, Field, Lewis and Manne each received cash payments of $34,500, $34,500, $33,000 and $33,000, respectively, during 1996, while Ms. Courtright received $30,000. During 1997, current directors, excluding directors who are also officers of the Company, will receive cash compensation for their services in the amount of $28,000 per year, plus $750 per meeting. In addition, these directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

Non-employee directors of the Company (the "Outside Directors") have received options to purchase shares of Common Stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1996 held by the Outside Directors, the date of grant and the exercise price of such options:

                           61 of 193

                         # of                       Exercise Price
      Director          Options    Date of Grant      Per Share
---------------------   -------  -----------------  --------------
Claude S. Brinegar       10,000  December 20, 1993     $ 9.63
                          5,000  July 26, 1996         $14.75

Florence F. Courtright   10,000  November 5, 1993      $10.88
                          5,000  July 26, 1996         $14.75

Thomas W. Field          10,000  April 1, 1992         $10.50
                         10,000  December 20, 1993     $ 9.63
                          5,000  July 26, 1996         $14.75

Charles E. Lewis          5,000  July 26, 1996         $14.75

Alan S. Manne            10,000  January 28, 1994      $12.63
                          5,000  July 26, 1996         $14.75


For those outstanding options granted prior to July 26, 1996 the options vested at the date of grant and expire five years from the date of grant provided these directors continue to serve as directors of the Company. If the directorship is terminated, such options expire 30 days from the date of such termination.

The options granted July 26, 1996 were issued under the Formula Plan. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board of Directors shall receive a grant of stock options to purchase 5,000 shares of Common Stock. The options vest six months from the date of grant and expire ten years from the date of grant provided the director continues to serve as a director of the Company. In the event of termination of the directorship, such options expire one year from the date of such termination.

On May 8, 1996 Mr. Brinegar exercised 10,000 options granted to him on July 18, 1991 at an exercise price of $9.25.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Peter J. Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1996. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines Mr. Ratican's total compensation package.


                           62 of 193

           THE 1996 BOARD COMPENSATION COMMITTEE REPORT
                     ON EXECUTIVE COMPENSATION


Compensation Philosophy Regarding Executive Officers

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

During 1996, the compensation program for all executives, including the Chief Executive Officer (the "CEO") and the four other most highly compensated executive officers other than the CEO (the "named executives"), is comprised of two elements:


o Base salary and benefits typically offered to executives by major corporations.

                           63 of 193

o Stock option grants to provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business.
   These stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

For the named executives, other than the CEO and Eugene L. Froelich the Company's Executive Vice President - Finance and Administration and Chief Financial Officer (the "CFO"), the Compensation Committee determined that to attract and retain quality executives the primary emphasis should remain in 1996 on base salary rather than performance measured compensation.

In addition to the above mentioned compensation elements, there are three elements in the Company's executive compensation program for the CEO and the CFO:

o Annual incentive compensation.

o Long-term compensation.

o Additional incentive compensation linked to maximization of shareholders' value.


Compensation Factors

Base Salary

Salary Plan: Every employee of the Company, including the named executives, is assigned a grade level with a salary range that is designed to reflect competitive practice for the position they hold. At the end of each fiscal year, the Compensation Committee reviews and approves an annual salary plan for all executives for the upcoming year. This salary plan is developed under the ultimate direction of the CEO who informs the Compensation Committee as to the amount of proposed remuneration for the Company's executive officers (excluding the CFO). The salaries approved for 1996 reflect consideration of the immediate supervisor's, CEO's, Compensation Committee's and the Board's subjective assessment of the performance of each executive over the past year, planned changes in functional responsibility and judgments as to the expected future contributions of the individual executive.

Performance Evaluation: The Compensation Committee has taken particular note of the executives' success in effectively directing the Company's operations under the difficult competitive conditions in the markets served by the Company. In its review of the executives' performance and compensation, the Compensation Committee has also taken into account the executives' consistent commitment to the long-term success of the Company through development and support of new or improved products. The

                           64 of 193

Compensation Committee also subjectively assessed past performance and its expectation as to future contributions in leading the Company and its businesses.

Competitive Data: In accordance with the Compensation Committee's determination to emphasize base salary rather than performance based compensation, total cash compensation for executives in 1994, other than the CEO and CFO, were set to meet or exceed the seventy-fifth percentile (75%) for the specific position held, from a private health care industry survey conducted in 1993 included in a formal report provided by an independent consulting firm. Using the 1993 analysis as a base, 1996 cash compensation was subjectively increased for such executives with a goal not to exceed a five percent (5%) increase in the aggregate as compared to 1995 cash compensation.

The Compensation Committee considers the total compensation (earned or potentially available) of each of the executives in establishing each element of compensation. After completing their subjective assessment of the above salary factors, the Compensation Committee increased the salaries of the named executives (excluding the CEO and CFO) effective January 1, 1996.

The base salary for the CEO and CFO for 1996 was in accordance with the five year employment agreements entered into as of January 1, 1992 and as amended by amendments dated February 27, 1995 (the "Employment Agreements") and the new five-year employment agreements entered into as of April 1, 1996 (the "Restated Employment Agreements"). The base salary for the CEO and CFO was increased effective April 1, 1996 pursuant to the Restated Employment Agreements with a goal to compensate these executives to meet or exceed the seventy-fifth percentile (75%) for their specific positions and responsibilities based upon a broad-based, major company industry study of executive compensation included in a report provided by an independent consulting firm.


Benefits

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

In assessing the Company's overall compensation program, including employee benefits, the Compensation Committee determined a separate retirement program for key executives would provide an incentive in attracting and retaining such executives as well as encourage their contribution to the long-term growth of the Company. Accordingly, the Compensation Committee adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Program (the "SERP Plan") which became effective January 1, 1997. The SERP Plan provides for a

                           65 of 193
retirement income benefit based upon a normal retirement date of age 65 and specified years of service.


Stock Option Grants
-------------------

Stock options are granted to employees under the 1990 and 1995 Stock Option Plans by the Option Committee which is comprised of two outside directors. These grants are made only after approval by the Compensation Committee. Stock option grants provide the right to purchase shares of Common Stock at the fair market value (the closing price) on the date of grant. Each stock option generally becomes exercisable in three annual installments following the date of grant and has a term from five to ten years. The number of shares covered by an individual's option represents the Option Committee's subjective assessment of the individual's relative value to the Company. During 1996 stock options were granted under the 1995 Stock Option Plan to all three of the named executives, other than the CEO and CFO. In determining the amount of options to grant, the Option Committee took into account the items discussed above under "Base Salary", the desire to tie closely the financial interests of the named executives to those of the Company's stockholders and the total amount of options currently held by the named executive. The grants made in 1996 reflect such considerations.

The CEO and CFO were granted stock options as part of the overall compensation package pursuant to the Restated Employment Agreements as further discussed below under "Other Long-Term and Incentive Compensation".


Annual Incentive Compensation
-----------------------------

In addition to the base salary, the CEO and the CFO are entitled to earn an annual performance bonus which is based on the pre-tax earnings of the Company. For purposes of calculating the annual bonus, the goals on pre-tax earnings set forth in the CEO's and the CFO's Employment Agreements were carried forward to the Restated Employment Agreements. An annual bonus of $256,862 was paid in February 1996 to both the CEO and the CFO based upon the audited 1995 pre-tax earnings pursuant to the Employment Agreements. An annual bonus of $146,872 was paid in February 1997 to both the CEO and CFO based upon the audited 1996 pre-tax earnings pursuant to the Restated Employment Agreements.

Other Long-Term and Incentive Compensation
------------------------------------------

In order to further incentivize the CEO and CFO, and strengthen such executives' ongoing commitment to the Company, on February 27, 1995 the Compensation Committee awarded 65,000 shares of Restricted Stock to both executives (individually the "Executive"). The

                           66 of 193

Restricted Stock is subject to complete forfeiture should the Executive to which it has been awarded be terminated prior to February 27, 1998. Upon the Executive remaining in the employ of the Company through February 27, 1998 the Restricted Stock becomes fully vested. Under certain defined circumstances involving a change of control of the Company the Restricted Stock will vest in full immediately. These Restricted Stock awards provide an additional incentive to the CEO and CFO to remain in the employ of the Company for the full three year vesting period as well as further aligning their financial interests with those of the Company's stockholders.

As a part of the compensation under the Restated Employment Agreements, the Compensation Committee agreed to grant, subject to stockholder approval, to the CEO and CFO options to individually purchase 350,000 shares of the Company's stock over the five year employment term. Accordingly, on May 14, 1996 the Board adopted the Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan") which was approved by the stockholders on July 26, 1996. The CEO and CFO were individually granted 70,000 option shares on July 26, 1996 pursuant to the Senior Executives Plan. The Senior Executives Plan further provides for the grant of 70,000 option shares to both the CEO and CFO on each January 1, from and including January 1, 1997 through and including January 1, 2000.

The CEO's and CFO's Restated Employment Agreements further provide that in the event of a change of control of the Company, the Executive may terminate the Restated Employment Agreement and be entitled to receive a payment equal to 2.99 times that Executive's average annualized compensation, as defined, over the five year period through the date of the change of control. Also set forth in the Restated Employment Agreements is a bonus on the sale of the Company or substantially all of its assets or a merger into another company. This bonus is based on the extent to which the sale price exceeds an initial value set forth in the CEO's and the CFO's Restated Employment Agreements.

The bonuses paid pursuant to the Company's plan of reorganization are not under the jurisdiction of the Compensation Committee.


Conclusion

Based on its evaluation of these factors, the Compensation Committee believes that the executive employees of the Company are dedicated to achieving significant improvements in long-term financial performance and that the compensation policies, plans and programs the Compensation Committee and the Board designed, implemented and administered have contributed to achieving this management focus. The policies, plans and programs used in setting 1996 compensation are consistent with those used when 1995 compensation was set.

                           67 of 193

  1996 Compensation Committee:

    Thomas W. Field, Jr., Chairman

    Claude S. Brinegar

    Florence F. Courtright

    Peter J. Ratican (ex-officio)


Comparison of Cumulative Total Return Graph
-------------------------------------------

The following graph presents a five year comparison of cumulative total returns for the Common Stock of the Company, the index for the NASDAQ Stock Market (U.S. Companies) and an index of peer companies (the "Managed Care Group") selected by the Board of Directors. The Managed Care Group for 1992 and 1993 consisted of seven other managed care companies: Coventry Corporation, FHP International, Foundation Health Corporation, PacifiCare Health Systems, Inc., Qual-Med, Inc., TakeCare, Inc. and Wellpoint Health Networks (as of February 1993). As a result of corporate mergers involving Qual-Med, Inc. with Health Net and TakeCare, Inc. with FHP International, the Managed Care Group for 1994, 1995 and 1996 consists of: Coventry Corporation, FHP International, Foundation Health Corporation, PacifiCare Health Systems, Inc., Wellpoint Health Networks and Health Systems International (the successor company of Qual-Med, Inc.). Total return assumes the monthly reinvestment of dividends.

                           68 of 193

     COMPARISON AS OF DECEMBER 31 OF CUMULATIVE TOTAL RETURN
     -------------------------------------------------------


                          MAXICARE
MEASUREMENT PERIOD      HEALTH PLANS,                 MANAGED CARE
(FISCAL YEAR COVERED)      INC.         NASDAQ U.S.      GROUP
---------------------   -------------   -----------   ------------
[S]                      [C]             [C]            [C]
1991                     $100.00         $100.00        $100.00
1992                     $130.77         $116.38        $179.09
1993                     $100.00         $133.59        $174.71
1994                     $155.13         $130.59        $200.59
1995                     $275.64         $184.67        $235.00
1996                     $228.21         $227.16        $214.15






                           69 of 193

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------


The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of
December  31,  1996  by  each  director,  by  the  Company's  Chief
Executive Officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.


                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------
RCM Capital Management, L.L.C. (4)       1,532,900       8.7%
  Four Embarcadero Center
  San Francisco, California  94111 and

Dresdner Bank AG (4)
  Jurgen-Ponto-Platz 1
  60301 Frankfurt, Germany

Franklin Resources, Inc.,                1,431,800       8.2%
Charles B. Johnson and
Rupert H. Johnson, Jr. (5)
  777 Mariners Island Boulevard
  San Mateo, California  94404 and
Franklin Mutual Advisers, Inc. (5)
  51 John F. Kennedy Parkway
  Short Hills, New Jersey  07078

Heartland Advisors, Inc. (6)             1,303,900       7.4%
  790 North Milwaukee Street
  Milwaukee, Wisconsin  53202

Morgan Stanley Group Inc. (7)            1,228,036       7.0%
  1585 Broadway
  New York, New York  10036

Miller Anderson & Sherrerd LLP (7)       1,161,700       6.6%
  1 Tower Bridge, Suite 1100
  West Conshohocken, Pennsylvania 19428

                           70 of 193

                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------
Peter J. Ratican (8)                       562,996       3.1%
  1149 South Broadway Street
  Los Angeles, California  90015

Eugene L. Froelich (8)                     562,778       3.1%
  1149 South Broadway Street
  Los Angeles, California  90015

Richard A. Link (9)                         61,687        *
  1149 South Broadway Street
  Los Angeles, California  90015

Aivars L. Jerumanis (10)                    35,999        *
  1149 South Broadway Street
  Los Angeles, California  90015

Thomas W. Field, Jr. (11)(12)               25,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Claude S. Brinegar (12)(13)                 19,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Alan S. Manne (12)(13)                      15,500        *
  1149 South Broadway Street
  Los Angeles, California  90015

Florence F. Courtright (11)(12)             15,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Alan D. Bloom (14)                           5,362        *
  1149 South Broadway Street
  Los Angeles, California  90015

Charles E. Lewis (12)(14)                    5,016        *
  1149 South Broadway Street
  Los Angeles, California  90015


All Directors and Executive Officers
  as a Group (14 persons) (15)           1,451,153       7.7%


-------------------------
* - less than one percent

                           71 of 193

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

(3) Assumes 17,565,318 shares of Common Stock outstanding, and, with respect to each listed beneficial owner, the exercise or conversion of any option or right held by each such owner exercisable or convertible within 60 days.

(4) RCM Capital Management, L.L.C. ("RCM Capital") is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. RCM Limited L.P. ("RCM Limited") is the Managing Agent of RCM Capital. RCM Limited has beneficial ownership of these shares to the extent RCM Limited may be deemed to have beneficial ownership of securities managed by RCM Capital. RCM General Corporation ("RCM General") is the General Partner of RCM Limited, the Managing Agent of RCM Capital. RCM General has beneficial ownership of these shares to the extent RCM General may be deemed to have beneficial ownership of securities managed by RCM Capital. These beneficial owners have sole voting power with respect to 1,383,900 shares, sole dispositive power with respect to 1,522,900 shares and shared dispositive power with respect to 10,000 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by RCM Capital, RCM Limited and RCM General is based upon a Schedule 13G filed jointly by RCM Capital, RCM Limited and RCM General with the SEC on January 30, 1997.

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

                           72 of 193

Accordingly, these shares are also included in the shares beneficially owned by RCM Capital. These beneficial owners have sole dispositive power with respect to 696,000 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by RCM Capital Funds and RCM Capital is based upon a Schedule 13G filed by RCM Capital Funds with the SEC on February 14, 1997.

     Dresdner Bank AG ("Dresdner") is an international banking organization headquartered in Frankfurt, Germany. RCM Capital is a wholly-owned subsidiary of Dresdner. Dresdner has beneficial ownership of these shares only to the extent that Dresdner may be deemed to have beneficial ownership of shares deemed to be beneficially owned by RCM Capital. The above information presented in regards to the beneficial ownership of the Company's Common Stock by Dresdner is based upon a
     Schedule 13G filed on behalf of Dresdner by RCM Capital on February 7, 1997.

(5) These shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to such Adviser Subsidiaries all voting and investment power over the securities owned by such advisory clients. Therefore, such Adviser Subsidiaries may be deemed to be, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, the beneficial owner of these shares.

     Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding Common Stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the 1934 Act, the beneficial owner of securities held by persons and entities advised by FRI or its subsidiaries. FRI, the Principal Shareholders and each of the Adviser Subsidiaries disclaim any economic interest or beneficial ownership in any of these shares.

     These beneficial owners have sole voting power and sole dispositive power with respect to 1,431,800 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by FRI, the Principal Shareholders and the Adviser Subsidiaries is based upon a
     Schedule 13G filed with the SEC by FRI, the Principal Shareholders and the Adviser Subsidiaries on February 12, 1997.

(6) Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All shares are held in various investment advisory accounts of Heartland Advisors, Inc. These beneficial owners have sole voting power with respect to 1,275,400 shares and sole dispositive power with respect to 1,303,900 shares. The above

                           73 of 193
information presented in regards to the beneficial ownership of the Company's Common Stock by Heartland Advisors, Inc. is based upon a
Schedule 13G filed  by  Heartland  Advisors,  Inc.  with the SEC on
February 12, 1997.

(7) Morgan Stanley Group Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. Morgan Stanley Group Inc. has shared voting power with respect to 1,186,436 of these shares and shared dispositive power with respect to 1,228,036 of these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock is based upon a Schedule 13G filed by Morgan Stanley Group Inc. and Miller Anderson & Sherrerd LLP with the SEC on February 15, 1997.

     Miller Anderson & Sherrerd LLP is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. Miller Anderson & Sherrerd LLP is a wholly-owned subsidiary of the Morgan Stanley Group Inc. Miller Anderson & Sherrerd LLP has shared voting power with respect to 1,120,100 of these shares and shared dispositive power with respect to 1,161,700 of these shares (all shares of Miller Anderson & Sherrerd LLP are also included in the beneficial ownership disclosures attributed to Morgan Stanley Group Inc. in the preceding paragraph). The above information presented in regards to the beneficial ownership of the Company's Common Stock is based upon a Schedule 13G filed by Morgan Stanley Group Inc. and Miller Anderson & Sherrerd LLP with the SEC on February 15, 1997.

(8) Includes 497,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(9) Includes 61,666 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(10) Includes 29,999 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(11) All  shares  are  subject   to  options  which  are  currently
     exercisable or will become exercisable within 60 days.

(12) Does not include the Unallocated Shares, held of record by the Company. These shares are held by the Company, as disbursing agent for the benefit of holders of Reorganization Plan classes 5A through 5H, 7 and 8A through 8D allowed claims and Reorganization Plan class 12 allowed interests and equity claims. The Company disclaims beneficial ownership of these shares. Under certain circumstances, the Independent Directors, currently Messrs. Brinegar, Field, Lewis and Manne and Ms. Courtright, have rights to vote the Unallocated Shares. The Independent Directors disclaim beneficial ownership of these shares. For further information on the voting of these shares, see "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters".

                           74 of 193

(13) Includes 15,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(14) Includes 5,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(15) Includes 1,309,688 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

                           75 of 193

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich (the "Executives" and individually the "Executive") whereby the Company loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (see Item. 8. Financial Statements and Supplementary Data -
Note 5 to the Company's Consolidated Financial Statements). The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 was 6.25%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, then Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest of such Executive as of such date.

                           76 of 193

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

         Report of Independent Auditors - Ernst & Young LLP

         Consolidated Balance Sheets - At December 31, 1996
           and 1995
         Consolidated Statements of Operations - Years ended
           December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows - Years ended
           December 31, 1996, 1995 and 1994
         Consolidated Statements of Changes in Shareholders'
           Equity - Years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant
         - Condensed Balance Sheets at December 31, 1996 and 1995, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994, Notes to Condensed Financial Information of Registrant

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

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

                           77 of 193

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

                           78 of 193

10.2   Incentive Compensation Agreement*

10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@

10.3c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992@@@@

10.3d  Amended   and   Restated   Employment   and  Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of April 1, 1996###

10.3e Loan Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican entered into as of February 18, 1997

10.3f  Secured Promissory Note executed  by  Peter J. Ratican as of
       February 18, 1997

10.3g Pledge Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican entered into as of February 18, 1997

10.3h Amendment No. 1 to the Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican.

10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@

10.4c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@@@@

10.4d  Amended   and   Restated   Employment   and  Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of April 1, 1996###

10.4e Loan Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997

10.4f Secured Promissory Note executed by Eugene L. Froelich as of February 18, 1997

10.4g Pledge Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997

10.4h Amendment No. 1 to the Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich.

10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1995@@@@

                           79 of 193

10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1995@@@@

10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@

10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of January 1, 1995@@@@

10.14 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of December 5, 1990*

10.14a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of December 5, 1990###

10.15 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990*

10.15a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990###

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

10.28  Form of Distribution Trust Agreement*

10.30  Maxicare Health Plans, Inc. 401(k) Plan*

10.36 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of July 18, 1991@

10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@

10.42a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992###

10.42b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992

                           80 of 193

10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@

10.43a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992###

10.43b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992

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

                           81 of 193

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

10.74 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of December 8, 1994@@@@

10.75 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 8, 1994@@@@

10.76 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 27, 1995@@@@

10.77 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 27, 1995@@@@

10.78  Maxicare Health Plans, Inc. 1995 Stock Option Plan##

10.78a Amendment Number One to the Maxicare Health Plans, Inc. 1995
       Stock Option Plan

10.79 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1995@@@@@

10.80a Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Warren D. Foon, dated as of May 20, 1991@@@@@

10.80c Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Warren D. Foon, dated as of December 20, 1993@@@@@

10.80d Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Warren D. Foon, dated as of December 8, 1994@@@@@

10.81  Form  of  Stock   Option   Agreement   relating  to  Exhibit
       10.78@@@@@

10.82a Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Peter J. Ratican, dated as of April 1, 1996###

10.82b Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Eugene L. Froelich, dated as of April 1, 1996###

                           82 of 193

10.83 Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option Plan####

10.83a Amendment Number  One  to  the  Maxicare  Health Plans, Inc.
       Outside Directors 1996 Formula Stock Option Plan

10.84  Maxicare Health  Plans,  Inc.  Senior  Executives 1996 Stock
       Option Plan####

10.84a Amendment Number  One  to  the  Maxicare  Health Plans, Inc.
       Senior Executives 1996 Stock Option Plan

21     List of Subsidiaries@@@

23.1   Consent of Independent Auditors - Ernst & Young LLP

27     Financial Data Schedule for the year ended December 31, 1996

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

                           83 of 193

@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bore the same exhibit number.

# Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

## Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.

### Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, in which this exhibit bore the same exhibit number.

#### Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders held on July 26, 1996.

(b)   Reports on Form 8-K

      None.

                           84 of 193

                             SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    March 31, 1997                    /s/ PETER J. RATICAN
    --------------                    ------------------------
         Date                             Peter J. Ratican
                                       Chief Executive Officer


    March 31, 1997                    /s/ EUGENE L. FROELICH
    --------------                    ------------------------
         Date                             Eugene L. Froelich
                                       Chief Financial Officer


    March 31, 1997                    /s/ RICHARD A. LINK
    --------------                    ------------------------
         Date                             Richard A. Link
                                       Principal Accounting
                                             Officer

                           85 of 193

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signatures                      Title                 Date
   ----------                      -----                 ----


/s/ PETER J. RATICAN         Chairman and Director   March 31, 1997
--------------------
    Peter J. Ratican


/s/ EUGENE L. FROELICH       Director                March 31, 1997
----------------------
    Eugene L. Froelich


/s/ CLAUDE S. BRINEGAR       Director                March 23, 1997
-----------------------
    Claude S. Brinegar


/s/ FLORENCE F. COURTRIGHT   Director                March 23, 1997
--------------------------
    Florence F. Courtright


/s/ THOMAS W. FIELD, JR.     Director                March 28, 1997
------------------------
    Thomas W. Field, Jr.


/s/ CHARLES E. LEWIS         Director                March 23, 1997
--------------------
    Charles E. Lewis


/s/ ALAN S. MANNE            Director                March 22, 1997
-----------------
    Alan S. Manne

                           86 of 193

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   CONDENSED BALANCE SHEETS

                    (Amounts in thousands)



                                                                        December 31,
                                                                       1996      1995
                                                                     --------  --------
CURRENT ASSETS
  Cash and cash equivalents......................................... $ 12,554  $  9,359
  Marketable securities.............................................   24,297    15,008
  Amounts due from affiliates - Note 2..............................    4,031     3,081
  Deferred tax asset................................................   18,000    14,000
  Federal income tax refund receivable..............................              2,200
  Other current assets..............................................    2,328       546
                                                                     --------  --------
     TOTAL CURRENT ASSETS...........................................   61,210    44,194

PROPERTY AND EQUIPMENT, NET.........................................    1,148     2,098
INVESTMENT IN SUBSIDIARIES..........................................   60,473    59,081
OTHER LONG-TERM ASSETS..............................................      267       244
                                                                     --------  --------
     TOTAL ASSETS................................................... $123,098  $105,617
                                                                     ========  ========

CURRENT LIABILITIES
  Payable to disbursing agent....................................... $  1,000  $  6,248
  Amounts due to affiliates - Note 2................................       42       184
  Other current liabilities.........................................    5,446     3,678
                                                                     --------  --------
     TOTAL CURRENT LIABILITIES......................................    6,488    10,110

OTHER LONG-TERM LIABILITIES.........................................      364       802
                                                                     --------  --------
     TOTAL LIABILITIES..............................................    6,852    10,912
                                                                     --------  --------

COMMITMENTS AND CONTINGENCIES - Note 3

TOTAL SHAREHOLDERS' EQUITY..........................................  116,246    94,705
                                                                     --------  --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $123,098  $105,617
                                                                     ========  ========








                See notes to condensed financial information of registrant.

                           87 of 193

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF OPERATIONS

                    (Amounts in thousands)



                                                                Years ended December 31,
                                                              1996        1995      1994
                                                             -------    -------   -------
REVENUES
  Equity in earnings of subsidiaries........................ $ 1,287    $18,318   $ 9,895
  Service agreement income..................................  11,572     11,115     9,017
  Other income..............................................   6,728                   22
                                                             -------    -------   -------
     TOTAL REVENUES.........................................  19,587     29,433    18,934
                                                             -------    -------   -------
EXPENSES
  Marketing, general and administrative expenses............  11,667     14,123    14,576
  Depreciation and amortization.............................   1,077      1,011     1,875
                                                             -------    -------   -------
     TOTAL EXPENSES.........................................  12,744     15,134    16,451
                                                             -------    -------   -------
INCOME FROM OPERATIONS......................................   6,843     14,299     2,483

  Investment income.........................................   1,709      1,191       618
  Interest expense, net of inter-company interest income
    and expense.............................................     (71)       (34)      (20)
                                                             -------    -------   -------
INCOME BEFORE INCOME TAXES..................................   8,481     15,456     3,081

INCOME TAX BENEFIT..........................................  10,944     12,220    10,254
                                                             -------    -------   -------
NET INCOME..................................................  19,425     27,676    13,335

PREFERRED STOCK DIVIDENDS...................................                       (5,280)
                                                             -------    -------   -------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS................. $19,425    $27,676   $ 8,055
                                                             =======    =======   =======







                 See notes to condensed financial information of registrant.

                           88 of 193

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)



                                                            Years ended December 31,
                                                           1996       1995       1994
                                                         --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................. $ 19,425   $ 27,676   $ 13,335
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization.........................    1,077      1,011      1,875
  Benefit from deferred income taxes....................   (4,000)    (4,000)    (4,000)
  Amortization of restricted stock......................      699        583
  Provision for long-term receivables valuation.........               2,004
  Equity in earnings of subsidiaries....................   (1,287)   (18,318)    (9,895)
  Changes in assets and liabilities:
   Changes in other miscellaneous assets and
     liabilities........................................   (4,297)    (3,372)     2,540
                                                         --------   --------   --------
Net cash provided by operating activities...............   11,617      5,584      3,855
                                                         --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net...............   (9,289)    (4,254)    (8,230)
  Capital contributions to subsidiaries, net............  (11,300)    (5,530)    (4,770)
  Dividends received from subsidiaries..................   11,250      8,130      7,769
  Purchases of property and equipment...................      (24)       (53)      (208)
  Dispositions of property and equipment................                   3         10
                                                         --------   --------   --------
Net cash used for investing activities..................   (9,363)    (1,704)    (5,429)
                                                         --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.................     (476)      (145)
  Stock options exercised...............................    1,417      1,621        717
  Redemption of preferred stock.........................                (525)
  Payment of preferred stock dividends..................                         (5,280)
  Warrants exercised....................................                          4,193
  Payments on long-term debt to affiliates..............                           (114)
                                                         --------   --------   --------
Net cash provided by (used for) financing activities....      941        951       (484)
                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents....    3,195      4,831     (2,058)
Cash and cash equivalents at beginning of year..........    9,359      4,528      6,586
                                                         --------   --------   --------
Cash and cash equivalents at end of year................ $ 12,554   $  9,359   $  4,528
                                                         ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for -
    Interest............................................ $     93   $     22   $     24
    Income taxes........................................ $    347   $  2,689   $    163


                           89 of 193

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)



                                                            Years ended December 31,
                                                           1996      1995       1994
                                                         --------   -------    ------
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of
    property and equipment and intangible assets........            $   963    $  484

Supplemental schedule of non-cash financing activities:
  Reclassification of preferred stock capital accounts
    to common stock capital accounts pursuant to the
    conversion of preferred stock to common stock.......            $53,195    $2,580
  Issuance of restricted common stock...................            $ 2,096






                 See notes to condensed financial information of registrant.


                           90 of 193

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

MHP's assets held under capital leases at December 31, 1996 and 1995 of $958,000 and $1,247,000, respectively, (net of $488,000 and
$199,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1996 were as follows:


                                    Operating   Capitalized
                                     Leases       Leases
     (Amounts in thousands)         ---------   -----------
     1997..........................  $1,339        $390
     1998..........................   1,435         267
     1999..........................   1,027
     2000..........................     149
     2001..........................       6
                                     ------        ----
     Total minimum
       obligations.................  $3,956         657
                                     ======

     Less current
       obligations.................                 390
     Long-term                                     ----
       obligations.................                $267
                                                   ====

                           91 of 193

                   MAXICARE HEALTH PLANS, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      (Amounts in thousands)

               For the Year Ended December 31, 1996



Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments      $2,941                       $2,171(1)                       $5,112

Other valuation
  accounts                  2,004                                       $1,674(2)          330
                           ------                       ------          ------          ------
                           $4,945                       $2,171          $1,674          $5,442
                           ======                       ======          ======          ======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction to valuation allowance for long-term receivables.

                                 For the Year Ended December 31, 1995


Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments       $3,371                                       $430(1)         $2,941

Other valuation
  accounts                      32        $2,004(2)                        32(3)          2,004
                            ------        ------                         ----            ------
                            $3,403        $2,004                         $462            $4,945
                            ======        ======                         ====            ======


(1)  Decrease in allowance, net of retroactive billing adjustment write-offs.
(2)  Increase to valuation allowance for long-term receivables.
(3)  Reduction in notes receivable reserve.

                           92 of 193

                                     MAXICARE HEALTH PLANS, INC.

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (Amounts in thousands)

                                 For the Year Ended December 31, 1994



Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments       $2,706                       $665(1)                         $3,371

Other valuation
  accounts                      34                                         $2(2)             32
                            ------                       ----              --            ------
                            $2,740                       $665              $2            $3,403
                            ======                       ====              ==            ======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction in notes receivable reserve.


                           93 of 193

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

3.4       Amended Bylaws of Maxicare Health
          Plans, Inc., a Delaware corporation@@@

4.1       Form of Certificate of New Common Stock of
          Maxicare Health Plans, Inc.*

4.2       Form of Certificate of Warrant of Maxicare
          Health Plans, Inc.*

4.4       Warrant Agreement by and between Maxicare
          Health Plans, Inc. and American Stock
          Transfer & Trust Company, dated as of
          December 5, 1990*

                           94 of 193

Exhibit                                               Sequential
Number    Description                                 Page Number
-------   ------------------------------------------  -----------
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

10.3d     Amended and Restated Employment and
          Indemnification Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of April 1, 1996###

10.3e     Loan Agreement by and between Maxicare
          Health Plans, Inc. and Peter J. Ratican
          entered into as of February 18, 1997        103 of 193

                           95 of 193

Exhibit                                               Sequential
Number  Description                                   Page Number
------  ------------------------------------------    -----------
10.3f   Secured Promissory Note executed by Peter
        J. Ratican as of February 18, 1997            124 of 193

10.3g   Pledge Agreement by and between Maxicare
        Health Plans, Inc. and Peter J. Ratican
        entered into as of February 18, 1997          126 of 193

10.3h   Amendment No. 1 to the Amended and
        Restated Employment and Indemnification
        Agreement by and between Maxicare Health
        Plans, Inc. and Peter J. Ratican.             139 of 193

10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
        and Eugene L. Froelich, dated January 1,
        1992@

10.4c   Amendment No. 1 to the Employment and
        Indemnification Agreement by and between
        Maxicare Health Plans, Inc. and Eugene L.
        Froelich dated, January 1, 1992@@@@

10.4d   Amended and Restated Employment and
        Indemnification Agreement by and between
        Maxicare Health Plans, Inc. and Eugene L.
        Froelich, dated as of April 1, 1996###

10.4e   Loan Agreement by and between Maxicare
        Health Plans, Inc. and Eugene L. Froelich
        entered into as of February 18, 1997          143 of 193

10.4f   Secured Promissory Note executed by Eugene
        L. Froelich as of February 18, 1997           164 of 193

10.4g   Pledge Agreement by and between Maxicare
        Health Plans, Inc. and Eugene L. Froelich
        entered into as of February 18, 1997          166 of 193

10.4h   Amendment No. 1 to the Amended and
        Restated Employment and Indemnification
        Agreement by and between Maxicare Health
        Plans, Inc. and Eugene L. Froelich.           179 of 193

10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
        and Vicki F. Perry, dated as of January
        1, 1995@@@@

10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
        and Alan D. Bloom, dated as of January 1,
        1995@@@@

                           96 of 193

Exhibit                                               Sequential
Number  Description                                   Page Number
------  ------------------------------------------    -----------
10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@

10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and
        Aivars Jerumanis, dated as of January 1,
        1995@@@@

10.14   Stock Option Agreement by and between
        Maxicare Health Plans, Inc. and Peter J.
        Ratican, dated as of December 5, 1990*

10.14a  Amendment No. 1 to the Stock Option
        Agreement by and between Maxicare Health
        Plans, Inc. and Peter J. Ratican, dated
        as of December 5, 1990###

10.15   Stock Option Agreement by and between
        Maxicare Health Plans, Inc. and Eugene L.
        Froelich, dated as of December 5, 1990*

10.15a  Amendment No. 1 to the Stock Option
        Agreement by and between Maxicare Health
        Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990###

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

10.28   Form of Distribution Trust Agreement*

10.30   Maxicare Health Plans, Inc. 401(k) Plan*

10.36   Stock Option Agreement by and between
        Maxicare Health Plans, Inc. and Claude
        S. Brinegar, dated as of July 18, 1991@

10.42   Stock Option Agreement by and between
        Maxicare Health Plans, Inc. and Peter J.
        Ratican, dated as of February 25, 1992@

                           97 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  -------------------------------------------  -----------
10.42a   Amendment No. 1 to the Stock Option
         Agreement by and between Maxicare Health
         Plans, Inc. and Peter J. Ratican, dated
         as of February 25, 1992###

10.42b   Amendment No. 2 to the Stock Option
         Agreement by and between Maxicare Health
         Plans, Inc. and Peter J. Ratican, dated
         as of February 25, 1992                      183 of 193

10.43    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Eugene
         L. Froelich, dated as of February 25,
         1992@

10.43a   Amendment No. 1 to the Stock Option
         Agreement by and between Maxicare Health
         Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992###


10.43b   Amendment No. 2 to the Stock Option
         Agreement by and between Maxicare Health
         Plans, Inc. and Eugene L. Froelich, dated
         as of February 25, 1992                      185 of 193

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

10.52    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Robert J.
         Landis, dated as of December 5, 1990@@

10.54    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Florence F.
         Courtright, dated as of November 5, 1993@@@

10.55    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Vicki
         F. Perry, dated as of December 20, 1993@@@

10.56    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Alan D.
         Bloom, dated as of December 20, 1993@@@

                           98 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  ----------------------------------------     -----------
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

10.71    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Aivars L.
         Jerumanis, dated as of December 8,
         1994@@@@

10.72    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Richard A.
         Link, dated as of December 8, 1994@@@@

10.74    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Robert J.
         Landis, dated as of December 8,
         1994@@@@

10.75    Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Vicki F.
         Perry, dated as of December 8,
         1994@@@@

                           99 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  -------------------------------------------  -----------
10.76    Restricted Stock Grant Agreement by and
         between Maxicare Health Plans, Inc. and
         Peter J. Ratican, dated as of February
         27, 1995@@@@

10.77    Restricted Stock Grant Agreement by and
         between Maxicare Health Plans, Inc. and
         Eugene L. Froelich, dated as of February
         27, 1995@@@@

10.78    Maxicare Health Plans, Inc., 1995 Stock
         Option Plans##

10.78a   Amendment Number One to the Maxicare
         Health Plans, Inc. 1995 Stock Option Plan    187 of 193

10.79 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
         and Warren D. Foon, dated as of January 1,
         1995@@@@@

10.80a   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Warren D.
         Foon, dated as of May 20, 1991@@@@@

10.80c   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Warren D.
         Foon, dated as of December 20, 1993@@@@@

10.80d   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Warren D.
         Foon, dated as of December 8, 1994@@@@@

10.81    Form of Stock Option Agreement relating
         to Exhibit 10.78@@@@@

10.82a   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Peter J.
         Ratican, dated as of April 1, 1996###

10.82b   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Eugene L.
         Froelich, dated as of April 1, 1996###

10.83    Maxicare Health Plans, Inc. Outside
         Directors 1996 Formula Stock Option
         Plan####

10.83a   Amendment Number One to the Maxicare
         Health Plans, Inc. Outside Directors
         1996 Formula Stock Option Plan               189 of 193

                           100 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  ----------------------------------------     -----------
10.84    Maxicare Health Plans, Inc. Senior
         Executives 1996 Stock Option Plan####

10.84a   Amendment Number One to the Maxicare
         Health Plans, Inc. Senior Executives
         1996 Stock Option Plan                       190 of 193

21       List of Subsidiaries@@@

23.1     Consent of Independent Auditors
         - Ernst & Young LLP                          191 of 193

27       Financial Data Schedule for the year
         ended December 31, 1996                      192 of 193

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

                           101 of 193

@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bore the same exhibit number.

# Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

## Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.

### Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, in which this exhibit bore the same exhibit number.

#### Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders held on July 26, 1996.

                           102 of 193