Form 10-Q
period 1997-03-31
MAXICARE HEALTH PLANS INC
filed 1997-05-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

                    Yes  [ X ]     No  [  ]
                           1 of 13

Common Stock, $.01 par value - 17,949,483 shares outstanding as of May 12, 1997, of which 616,406 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.










































                           2 of 13

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)


                                                              March 31,   December 31,
                                                                1997         1996
                                                             ---------    ---------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $  46,718    $  55,568
  Marketable securities.....................................    66,600       58,650
  Accounts receivable, net..................................    21,030       33,107
  Deferred tax asset........................................    18,054       18,000
  Prepaid expenses..........................................     2,931        3,001
  Other current assets......................................       542          279
                                                             ---------    ---------
    TOTAL CURRENT ASSETS....................................   155,875      168,605
                                                             ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441        5,441
  Furniture and equipment...................................    18,962       18,875
                                                             ---------    ---------
                                                                24,403       24,316
    Less accumulated depreciation and amortization..........    23,006       22,875
                                                             ---------    ---------
    NET PROPERTY AND EQUIPMENT..............................     1,397        1,441
                                                             ---------    ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       585          109
  Restricted investments....................................    14,086       14,099
  Intangible assets, net....................................       255          268
                                                             ---------    ---------
    TOTAL LONG-TERM ASSETS..................................    14,926       14,476
                                                             ---------    ---------

    TOTAL ASSETS............................................ $ 172,198    $ 184,522
                                                             =========    =========
CURRENT LIABILITIES
  Estimated claims and incentives payable................... $  47,401    $  48,530
  Accounts payable..........................................       903          711
  Deferred income...........................................     6,112        7,234
  Accrued salary expense....................................     3,056        3,376
  Payable to disbursing agent...............................     1,000        1,000
  Other current liabilities.................................     8,220        6,914
                                                             ---------    ---------
    TOTAL CURRENT LIABILITIES...............................    66,692       67,765
LONG-TERM LIABILITIES.......................................       360          511
                                                             ---------    ---------
    TOTAL LIABILITIES.......................................    67,052       68,276
                                                             ---------    ---------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1997 - 17,931 shares and 1996 - 17,565 shares issued and
    outstanding.............................................       179          176
  Additional paid-in capital................................   253,099      249,804
  Notes receivable from officers - Note 2...................    (4,489)
  Accumulated deficit.......................................  (143,643)    (133,734)
                                                             ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY..............................   105,146      116,246
                                                             ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $ 172,198    $ 184,522
                                                             =========    =========


                     See notes to consolidated financial statements.

                           3 of 13

         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)


                                                                For the three months ended March 31,
                                                                        1997          1996
                                                                      --------      --------
REVENUES
   Commercial premiums............................................... $115,082      $107,810
   Governmental premiums.............................................   39,260        23,299
   Other income......................................................      154           657
                                                                      --------      --------
     TOTAL REVENUES..................................................  154,496       131,766
                                                                      --------      --------
EXPENSES
   Physician services................................................   62,997        52,581
   Hospital services.................................................   48,747        41,969
   Outpatient services...............................................   22,064        18,186
   Other health care services........................................    3,221         3,054
                                                                      --------      --------
     TOTAL HEALTH CARE EXPENSES......................................  137,029       115,790

   Marketing, general and administrative expenses....................   12,971        11,446
   Depreciation and amortization.....................................      207           346
   Litigation charge - Note 3........................................   16,000
                                                                      --------      --------
TOTAL EXPENSES.......................................................  166,207       127,582
                                                                      --------      --------

INCOME (LOSS) FROM OPERATIONS........................................  (11,711)        4,184

   Investment income, net of interest expense........................    1,802         1,552
                                                                      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES....................................   (9,909)        5,736

INCOME TAX PROVISION.................................................
                                                                      --------      --------
NET INCOME (LOSS).................................................... $ (9,909)     $  5,736
                                                                      ========      ========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Primary
   Primary Earnings (Loss) per Common Share.......................... $   (.53)     $    .31
                                                                      ========      ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   18,629        18,487
                                                                      ========      ========
Fully Diluted
   Fully Diluted Earnings (Loss) per Common Share.................... $   (.53)     $    .31
                                                                      ========      ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   18,730        18,487
                                                                      ========      ========



                      See notes to consolidated financial statements.

                           4 of 13

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)




                                                                For the three months ended March 31,
                                                                         1997          1996
                                                                       --------     ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................................................. $ (9,909)    $  5,736
    Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization..................................      207          346
       Benefit from deferred taxes....................................      (54)        (220)
       Amortization of restricted stock...............................      175          175
       Litigation charge..............................................   16,000
       Changes in assets and liabilities:
         Increase in accounts receivable..............................   (2,923)      (1,253)
         Decrease in estimated claims and incentives payable..........   (1,129)      (5,408)
         Decrease in deferred income..................................   (1,122)      (3,300)
         Changes in other miscellaneous assets and liabilities........      (94)      (2,214)
                                                                       --------     --------
    Net cash provided by (used for) operating activities..............    1,151       (6,138)
                                                                       --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................     (136)         (16)
       Decrease (increase) in restricted investments..................       13         (892)
       Proceeds from sales of marketable securities...................    4,008       19,569
       Purchases of marketable securities.............................  (11,958)     (24,859)
       (Increase) decrease in long-term receivables...................     (476)          22
       Loans to officers..............................................   (4,458)
                                                                       --------     --------
    Net cash used for investing activities............................  (13,007)      (6,176)
                                                                       --------     --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................     (117)        (160)
       Stock options exercised........................................    3,123          906
                                                                       --------     --------
    Net cash provided by financing activities.........................    3,006          746
                                                                       --------     --------
    Net decrease in cash and cash equivalents.........................   (8,850)     (11,568)
    Cash and cash equivalents at beginning of period..................   55,568       49,170
                                                                       --------     --------
    Cash and cash equivalents at end of period........................ $ 46,718     $ 37,602
                                                                       ========     ========
    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $     17     $     40




                             See notes to consolidated financial statements.

                           5 of 13

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

For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Capital Stock and Net Income Per Common and Common Equivalent
-------------------------------------------------------------
Share
-----

Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period.

Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the market price at the end of the period (or average market price if use of that price results in greater dilution).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which is required to be adopted on December
31, 1997 (early  adoption  is  prohibited).    At  that time, the
Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share ("basic earnings per share" under SFAS No. 128), the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary (basic) earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of ($.03) and $.02 per share, respectively. The
                           6 of 13
impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE 2 - NOTES RECEIVABLE FROM OFFICERS:

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich the Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the "Executives" and individually the "Executive"), whereby the Company loaned to each Executive
$2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992. The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 was 6.25%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest of such Executive as of such date. The principal and accrued interest at March 31, 1997 has been reflected as a reduction of shareholders' equity.

NOTE 3 - LITIGATION CHARGE:

On March 31, 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims that the Company is not entitled to any recovery on its claim against the Pennsylvania Department of Public Welfare ("DPW") for in excess of $24 million plus accrued interest, in connection with the operation of a Medicaid managed care program from 1986 through 1989. Accordingly, the Company recorded in the first quarter of 1997 a $16.0 million litigation charge to fully reserve for the recorded estimate of $15.0 million due the Company from the DPW and related litigation costs. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Board's order and to award the Company damages. DPW has filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract.
                           7 of 13

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

Including a $16.0 million litigation charge recorded in the first quarter of 1997, the Company reported a net loss of $9.9 million for the three months ended March 31, 1997 compared to $5.7 million in net income for the same three month period in 1996. Net loss per common share on a fully diluted basis was $.53 for the first quarter of 1997 compared to net income per common share on a fully diluted basis of $.31 for the first quarter of 1996. Excluding the $16.0 million litigation charge, the Company would have reported net income of $6.1 million for the three months ended March 31, 1997 and net income per common share on a fully diluted basis of $.33.

On March 31, 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims that the Company is not entitled to any recovery on its claim against the Pennsylvania Department of Public Welfare ("DPW") for in excess of $24 million plus accrued interest, in connection with the operation of a Medicaid managed care program from 1986 through 1989. Accordingly, the Company recorded in the first quarter of 1997 a $16.0 million litigation charge to fully reserve for the recorded estimate of $15.0 million due the Company from the DPW and related litigation costs (see "Part II. OTHER INFORMATION, Item 1. Legal Proceedings").

Revenues were $154.5 million for the first quarter of 1997, an increase of $22.7 million or 17.3% when compared to the same period in 1996. Commercial premiums increased $7.3 million or 6.7% to $115.1 million as a result of an 8.8% increase in membership primarily in California and Indiana, offset in part by a 1.9% decline in the average premium revenue per member per month ("PMPM"). Governmental premiums increased $16.0 million or 68.5% to $39.3 million as a result of a 72.2% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium revenue PMPM for the Medicaid and Medicare lines of business increased by 6.0% and 4.1%, respectively; however, the average premium revenue PMPM for governmental premiums declined by 2.1% as a result of the growth in the lower premium PMPM Medicaid line of business.

Health care expenses increased 18.3% or $21.2 million in the first quarter of 1997 as compared to the first quarter of 1996; and, health care expenses as a percentage of revenues increased .8 percentage point to 88.7%. The increase in health care expenses principally results from the increase in membership growth in the Company's Medicaid line of business which has a higher medical loss ratio (health care expenses as a percentage of premium revenues) than the Company's commercial line of business.

                           8 of 13

Marketing, general and administrative ("M,G&A") expenses for the first quarter of 1997 decreased as a percentage of revenues from 8.7% in the first quarter of 1996 to 8.4% in the first quarter of 1997. M,G&A expenses were $13.0 million for the first quarter of 1997 compared to $11.4 million for the first quarter of 1996.

Net investment income for the first quarter of 1997 increased by $.2 million to $1.8 million as compared to the same period in 1996. The increased net investment income was due to larger cash and investment balances as well as higher investment yields.

The Company reported a $54,000 provision for income taxes for the three months ended March 31, 1997 and an offsetting income tax benefit of $54,000 due to the Company increasing its deferred tax asset. The Company reported a $220,000 provision for income taxes for the three months ended March 31, 1996 and an offsetting income tax benefit of $220,000 due to the Company increasing its deferred tax asset.

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1997, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $36.3 million at March 31, 1997, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.3 million and $14.0 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $10.0 million. The Company's total Restricted Net Assets at March 31, 1997 were $36.6 million. In addition to the $36.4 million in cash, cash equivalents and marketable securities held by MHP, approximately $11.0 million in funds held by operating subsidiaries could be considered available for transfer to MHP at March 31, 1997.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

                           9 of 13

With a current  ratio  (i.e.,  current  assets  divided by current liabilities) of 2.3 and less than $.4 million of long-term liabilities at March 31, 1997, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.
                           10 of 13

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------

The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1996 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

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

The Board Action was tried in a liability and damages phase. In its order on the liability phase the Claims Board ruled that the DPW breached its contract with Penn Health. In a ruling dated March 26, 1997 the Claims Board ruled that the DPW was entitled to an offset against the Company's damages and that Penn Health is not entitled to any recovery on its claims against the DPW. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Board's order and to award the Company damages. DPW has filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract.

The Company has fully reserved for the previously recorded estimate of amounts due the Company from DPW and will not be reporting any further on Penn Health in the Legal Proceedings section. For future disclosure on Penn Health, the reader is directed to the Company's financial statements and/or "Management's Discussion and Analysis of Financial Condition and Results of Operations".

b.  OTHER LITIGATION

The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory and, in certain instances, punitive damages in an indeterminate amount which may be material and/or seeking other
                           11 of 13
forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.


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

         None

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         March 31, 1997 - Item 5. Other Events:

         The Company reported it received a ruling from the Commonwealth of Pennsylvania Board of Claims regarding the Company's claim against the Pennsylvania Department of Public Welfare.
                           12 of 13

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.
                               ---------------------------
                                      (Registrant)



  May 14, 1997                 /s/ EUGENE L. FROELICH
  ------------                 ---------------------------
      Date                         Eugene L. Froelich
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration

























                           13 of 13