Form 10-Q
period 1997-06-30
MAXICARE HEALTH PLANS INC
filed 1997-08-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

                    Yes  [ X ]     No  [  ]
                             1 of 13

Common Stock, $.01 par value - 17,953,616 shares outstanding as of August 12, 1997, of which 616,406 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.













































                             2 of 13

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)


                                                              June 30,    December 31,
                                                                1997         1996
                                                             ---------    ---------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $  40,943    $  55,568
  Marketable securities.....................................    64,594       58,650
  Accounts receivable, net..................................    27,254       33,107
  Deferred tax asset........................................    18,061       18,000
  Prepaid expenses..........................................     4,022        3,001
  Other current assets......................................       540          279
                                                             ---------    ---------
    TOTAL CURRENT ASSETS....................................   155,414      168,605
                                                             ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441        5,441
  Furniture and equipment...................................    18,016       18,875
                                                             ---------    ---------
                                                                23,457       24,316
    Less accumulated depreciation and amortization..........    22,098       22,875
                                                             ---------    ---------
    NET PROPERTY AND EQUIPMENT..............................     1,359        1,441
                                                             ---------    ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       560          109
  Restricted investments....................................    13,653       14,099
  Intangible assets, net....................................       231          268
                                                             ---------    ---------
    TOTAL LONG-TERM ASSETS..................................    14,444       14,476
                                                             ---------    ---------

    TOTAL ASSETS............................................ $ 171,217    $ 184,522
                                                             =========    =========
CURRENT LIABILITIES
  Estimated claims and incentives payable................... $  44,089    $  48,530
  Accounts payable..........................................       717          711
  Deferred income...........................................     1,671        7,234
  Accrued salary expense....................................     3,791        3,376
  Payable to disbursing agent...............................     1,000        1,000
  Other current liabilities.................................     9,999        6,914
                                                             ---------    ---------
    TOTAL CURRENT LIABILITIES...............................    61,267       67,765
LONG-TERM LIABILITIES.......................................       217          511
                                                             ---------    ---------
    TOTAL LIABILITIES.......................................    61,484       68,276
                                                             ---------    ---------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1997 - 17,950 shares and 1996 - 17,565 shares issued
    and outstanding.........................................       180          176
  Additional paid-in capital................................   253,526      249,804
  Notes receivable from officers............................    (4,559)
  Accumulated deficit.......................................  (139,414)    (133,734)
                                                             ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY..............................   109,733      116,246
                                                             ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $ 171,217    $ 184,522
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

                                         3 of 13

         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)



                                                                         For the three        For the six
                                                                         months ended         months ended
                                                                           June 30,             June 30,
                                                                      ------------------   ------------------
                                                                        1997      1996       1997      1996
                                                                      --------  --------   --------  --------
REVENUES
   Commercial premiums............................................... $113,720  $109,457   $228,802  $217,267
   Governmental premiums.............................................   45,348    25,011     84,608    48,310
   Other income......................................................    4,002       105      4,156       762
                                                                      --------  --------   --------  --------
     TOTAL REVENUES..................................................  163,070   134,573    317,566   266,339
                                                                      --------  --------   --------  --------
EXPENSES
   Physician services................................................   63,201    53,875    126,198   106,456
   Hospital services.................................................   55,923    46,997    104,670    88,966
   Outpatient services...............................................   23,933    19,757     45,997    37,943
   Other health care services........................................    3,540     2,791      6,761     5,845
                                                                      --------  --------   --------  --------
     TOTAL HEALTH CARE EXPENSES......................................  146,597   123,420    283,626   239,210

   Marketing, general and administrative expenses....................   14,156    11,817     27,127    23,263
   Depreciation and amortization.....................................      184       329        391       675
   Litigation charge - Note 2........................................                        16,000
                                                                      --------  --------   --------  --------
TOTAL EXPENSES.......................................................  160,937   135,566    327,144   263,148
                                                                      --------  --------   --------  --------
INCOME (LOSS) FROM OPERATIONS........................................    2,133      (993)    (9,578)    3,191

   Investment income, net of interest expense........................    2,096     1,516      3,898     3,068
                                                                      --------  --------   --------  --------
INCOME (LOSS) BEFORE INCOME TAXES....................................    4,229       523     (5,680)    6,259

INCOME TAX PROVISION.................................................
                                                                      --------  --------   --------  --------
NET INCOME (LOSS).................................................... $  4,229  $    523   $ (5,680) $  6,259
                                                                      ========  ========   ========  ========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Primary
   Primary Earnings (Loss) per Common Share.......................... $    .23  $    .03   $   (.30) $    .34
                                                                      ========  ========   ========  ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   18,736    18,406     18,683    18,446
                                                                      ========  ========   ========  ========
Fully Diluted
   Fully Diluted Earnings (Loss) per Common Share.................... $    .23  $    .03   $   (.30) $    .34
                                                                      ========  ========   ========  ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   18,736    18,406     18,683    18,446
                                                                      ========  ========   ========  ========



                                    See notes to consolidated financial statements.

                                                        4 of 13

           MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                            (Unaudited)




                                                               For the six months ended June 30,
                                                                    1997           1996
                                                                  ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................ $ (5,680)      $  6,259
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
  Depreciation and amortization..................................      391            675
  Benefit from deferred taxes....................................      (61)          (252)
  Amortization of restricted stock...............................      349            349
  Litigation charge..............................................   16,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable...................   (9,147)           291
    Decrease in estimated claims and incentives payable..........   (4,441)        (9,020)
    Decrease in deferred income..................................   (5,563)        (3,555)
    Changes in other miscellaneous assets and liabilities........    1,014         (2,388)
                                                                  --------       --------
Net cash used for operating activities...........................   (7,138)        (7,641)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................     (155)           (41)
  (Increase) decrease in restricted investments..................      446           (888)
  Proceeds from sales of marketable securities...................   14,935         21,131
  Purchases of marketable securities.............................  (20,879)       (34,770)
  (Increase) decrease in long-term receivables...................     (451)            44
  Loans to officers..............................................   (4,559)
                                                                  --------       --------
Net cash used for investing activities...........................  (10,663)       (14,524)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................     (201)          (272)
  Stock options exercised........................................    3,377          1,199
                                                                  --------       --------
Net cash provided by financing activities........................    3,176            927
                                                                  --------       --------
Net decrease in cash and cash equivalents........................  (14,625)       (21,238)
Cash and cash equivalents at beginning of period.................   55,568         49,170
                                                                  --------       --------
Cash and cash equivalents at end of period....................... $ 40,943       $ 27,932
                                                                  ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for -
    Interest..................................................... $     32       $     65
    Income taxes................................................. $    100       $    263

Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of property
    and equipment................................................ $    103


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

Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the market price at the end of the period (or average market price if use of that price results in greater dilution). For the three and six month periods ended June 30, 1997 and 1996 the use of the average market price in the calculation of fully diluted earnings per share resulted in greater dilution than the use of the period end market price. Accordingly, primary and fully diluted earnings per share are identical for the three and six month periods ending June 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which is required to be adopted on December 31, 1997 (early adoption is prohibited). At that time, the Company will be required to change the method currently used to
                             6 of 13
compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share ("basic earnings per share" under SFAS No. 128), the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary (basic) earnings per share for the quarter ended June 30, 1997 of $.01 and no change in primary (basic) earnings per share for the quarter ended June 30, 1996. The impact is expected to result in an increase in primary (basic) loss per share of $.02 for the six month ended June 30, 1997 and no change in primary (basic) earnings per share for the six months ended June 30, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Reclassifications
-----------------

Certain amounts for 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2 - LITIGATION CHARGE:

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




















                             7 of 13

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

Maxicare reported net income of $4.2 million for the three months ended June 30, 1997, compared to $.5 million for the same three month period in 1996. Net income per common share on a fully diluted basis was $.23 for the second quarter of 1997 compared to $.03 for the same period in 1996.

Revenues were $163.1 million for the second quarter of 1997, an increase of $28.5 million or 21.2% when compared to the same period in 1996. The increase in revenues was primarily generated by the Company's membership growth from 374,700 as of June 1996 to 466,500 as of June 1997. Commercial premiums increased $4.3 million or 3.9% to $113.7 million as a result of a 6.1% increase in membership primarily in California and Indiana. This increase was offset in part by a .5% decline in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $20.3 million or 81.3% to $45.3 million as a result of a 108.0% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium revenue PMPM for the Medicare line of business increased by 8.5%; however, the premium revenue PMPM for the Medicaid line of business decreased by 4.7% resulting in the average governmental premium revenue PMPM declining by 12.8% as a result of a greater increase in the lower premium revenue PMPM Medicaid line of business. Other Income includes a $3.2 million adjustment to premiums due the Company.

Health care expenses were $146.6 million for the second quarter of 1997, an increase of $23.2 million or 18.8% as compared to the second quarter of 1996. Health care expenses decreased as a percentage of revenues by 1.8 percentage point to 89.9%. Health care expenses increased as the result of the increase in membership, particularly in the higher medical loss ratio (health care expenses as a percentage of premium revenues) Medicaid line of business, and an increase in pharmacy costs.

Marketing, general and administrative ("M,G&A") expenses for the second quarter of 1997 increased by $2.3 million; however, such expenses decreased as a percentage of revenues to 8.7% in the second quarter of 1997 from 8.8% in the second quarter of 1996. M,G&A expenses were $14.2 million for the second quarter of 1997 compared to $11.8 million for the second quarter of 1996.

Net investment income for the second quarter of 1997 increased by $.6 million to $2.1 million as compared to the same period in 1996. The increased investment income was due to larger cash and investment balances, higher investment yields and the realization of certain investment gains.
                             8 of 13

The Company reported a $10,000 provision for income taxes for the three months ended June 30, 1997 and an offsetting income tax benefit of $10,000 due to the Company increasing its deferred tax asset. The Company reported a $32,000 provision for income taxes for the three months ended June 30, 1996 and an offsetting income tax benefit of $32,000 due to the Company increasing its deferred tax asset.

Revenues for the six months ended June 30, 1997 increased 19.2% to $317.6 million from $266.3 million for the same period in 1996 primarily due to a 21.0% membership increase. This increase was offset in part by an 8.2% decline in the average governmental premium revenue PMPM as a result of the growth in the lower premium revenue PMPM Medicaid line of business and an .8% decline in the average commercial premium revenue PMPM. Total health care expenses increased $44.4 million for the first six months of 1997 as compared to the same period in 1996 as a result of the increase in membership, particularly in the higher medical loss ratio Medicaid line of business, and an increase in pharmacy costs. M,G&A expenses increased $3.9 million for the six months ended June 30, 1997, but decreased as a percentage of revenues to 8.5% from 8.7%. The Company recorded in the first quarter of 1997 a $16.0 million litigation charge as a result of a ruling from the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $15.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs. The Company reported earnings of $10.3 million for the six months ended June 30, 1997 before the $16.0 million litigation charge compared to $6.3 million for the same six month period in 1996. Including the $16.0 million litigation charge, the Company reported a net loss of $5.7 million for the six months ended June 30, 1997 compared to $6.3 million in net income for the same six month period in 1996.

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1997, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $38.7 million at June 30, 1997, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.7 million and $15.3 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend
                             9 of 13
limitations representing the remaining $10.7 million. The Company's total Restricted Net Assets at June 30, 1997 were $39.0 million. In addition to the $36.5 million in cash, cash equivalents and marketable securities held by MHP, approximately $11.0 million in funds held by operating subsidiaries could be considered available for transfer to MHP at June 30, 1997.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

With a current ratio (i.e., current assets divided by current liabilities) of 2.5 and less than $225,000 of long-term liabilities at June 30, 1997, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties, including the Company's need for and the availability of equity capital or working capital and the terms and conditions associated with such availability.


















                            10 of 13

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------

The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1996 Annual Report on Form 10-K and in "Part II, Item
1. Legal Proceedings" of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1997 is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.


a.  OTHER LITIGATION

The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory, fraud and, in certain instances, punitive damages and RICO claims in an indeterminate amount which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.


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

         None

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         April 28, 1997 - Item 5. Other Events:

                             11 of 13

         The Company reported that it has filed an appeal with the Commonwealth of Pennsylvania Court seeking to overturn an order received on March 31, 1997 from the Commonwealth of Pennsylvania Board of Claims.

         May 27, 1997 - Item 5. Other Events:

         The Company reported that its California HMO has signed a letter of intent with Molina Medical Centers.












































                             12 of 13

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.
                               ---------------------------
                                      (Registrant)



August 13, 1997                /s/ EUGENE L. FROELICH
----------------               ---------------------------
      Date                         Eugene L. Froelich
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration





























                             13 of 13