Form 10-Q
period 1997-09-30
MAXICARE HEALTH PLANS INC
filed 1997-11-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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


                    Yes  [ X ]     No  [  ]
                             1 of 13

Common Stock, $.01 par value - 17,968,359 shares outstanding as of November 11, 1997, of which 131,781 shares were held by the Registrant as disbursing agent for the benefit of holders of allowed claims and interests under the Registrant's Joint Plan of Reorganization.













































                             2 of 13

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)


                                                             September 30, December 31,
                                                                1997          1996
                                                             ------------- ------------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $  40,434     $  55,568
  Marketable securities.....................................    58,633        58,650
  Accounts receivable, net..................................    26,562        33,107
  Deferred tax asset........................................    18,080        18,000
  Prepaid expenses..........................................     4,867         3,001
  Other current assets......................................       563           279
                                                             ---------     ---------
    TOTAL CURRENT ASSETS....................................   149,139       168,605
                                                             ---------     ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441         5,441
  Furniture and equipment...................................    18,041        18,875
                                                             ---------     ---------
                                                                23,482        24,316
    Less accumulated depreciation and amortization..........    22,228        22,875
                                                             ---------     ---------
    NET PROPERTY AND EQUIPMENT..............................     1,254         1,441
                                                             ---------     ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       535           109
  Restricted investments....................................    14,241        14,099
  Intangible assets, net....................................       282           268
                                                             ---------     ---------
    TOTAL LONG-TERM ASSETS..................................    15,058        14,476
                                                             ---------     ---------

    TOTAL ASSETS............................................ $ 165,451     $ 184,522
                                                             =========     =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $  62,236     $  52,294
  Accounts payable..........................................       892           711
  Deferred income...........................................     2,029         7,234
  Accrued salary expense....................................     3,202         3,376
  Other current liabilities.................................     4,731         4,150
                                                             ---------     ---------
    TOTAL CURRENT LIABILITIES...............................    73,090        67,765
LONG-TERM LIABILITIES.......................................       277           511
                                                             ---------     ---------
    TOTAL LIABILITIES.......................................    73,367        68,276
                                                             ---------     ---------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1997 - 17,968 shares and 1996 - 17,565 shares issued
    and outstanding.........................................       180           176
  Additional paid-in capital................................   253,937       249,804
  Notes receivable from officers............................    (4,631)
  Accumulated deficit.......................................  (157,402)     (133,734)
                                                             ---------     ---------

    TOTAL SHAREHOLDERS' EQUITY..............................    92,084       116,246
                                                             ---------     ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $ 165,451     $ 184,522
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

                                         3 of 13

         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)



                                                                         For the three         For the nine
                                                                         months ended          months ended
                                                                         September 30,         September 30,
                                                                      -------------------   -------------------
                                                                        1997       1996       1997       1996
                                                                      --------   --------   --------   --------
REVENUES
   Commercial premiums............................................... $112,804   $113,190   $341,606   $330,457
   Governmental premiums.............................................   58,303     27,259    142,911     75,569
   Other income......................................................      609        345      4,765      1,107
                                                                      --------   --------   --------   --------
     TOTAL REVENUES..................................................  171,716    140,794    489,282    407,133
                                                                      --------   --------   --------   --------
EXPENSES
   Physician services................................................   70,105     55,367    196,303    161,524
   Hospital services.................................................   73,060     47,395    177,730    135,851
   Outpatient services...............................................   28,312     18,590     74,309     57,124
   Other health care services........................................    5,647      3,566     12,408      9,629
                                                                      --------   --------   --------   --------
     TOTAL HEALTH CARE EXPENSES......................................  177,124    124,918    460,750    364,128

   Marketing, general and administrative expenses....................   14,208     12,119     41,335     35,382
   Depreciation and amortization.....................................      174        304        565        979
   Litigation charge - Note 2........................................                         16,000
                                                                      --------   --------   --------   --------
TOTAL EXPENSES.......................................................  191,506    137,341    518,650    400,489
                                                                      --------   --------   --------   --------
INCOME (LOSS) FROM OPERATIONS........................................  (19,790)     3,453    (29,368)     6,644

   Investment income, net of interest expense........................    1,802      1,572      5,700      4,640
                                                                      --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES....................................  (17,988)     5,025    (23,668)    11,284

INCOME TAX PROVISION.................................................
                                                                      --------   --------   --------   --------
NET INCOME (LOSS).................................................... $(17,988)  $  5,025   $(23,668)  $ 11,284
                                                                      ========   ========   ========   ========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Primary
   Primary Earnings (Loss) per Common Share.......................... $  (1.00)  $    .27   $  (1.32)  $    .61
                                                                      ========   ========   ========   ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   17,957     18,284     17,875     18,392
                                                                      ========   ========   ========   ========
Fully Diluted
   Fully Diluted Earnings (Loss) per Common Share.................... $  (1.00)  $    .27   $  (1.32)  $    .61
                                                                      ========   ========   ========   ========
   Weighted average number of common and common
     equivalent shares outstanding...................................   17,957     18,386     17,875     18,392
                                                                      ========   ========   ========   ========



                                    See notes to consolidated financial statements.

                                                        4 of 13

           MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                            (Unaudited)




                                                         For the nine months ended September 30,
                                                                    1997           1996
                                                                  ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................ $(23,668)      $ 11,284
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization..................................      565            979
  Benefit from deferred taxes....................................      (80)          (635)
  Amortization of restricted stock...............................      524            524
  Litigation charge..............................................   16,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable...................   (8,455)         1,234
    Increase (decrease) in estimated claims and other health
      care costs payable.........................................    9,942         (7,276)
    Decrease in deferred income..................................   (5,205)        (1,578)
    Changes in other miscellaneous assets and liabilities........   (2,870)        (3,606)
                                                                  --------       --------
Net cash provided by (used for) operating activities.............  (13,247)           926
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................     (198)           (63)
  Increase in restricted investments.............................     (142)        (1,315)
  Proceeds from sales of marketable securities...................   30,465         31,162
  Purchases of marketable securities.............................  (30,448)       (45,507)
  (Increase) decrease in long-term receivables...................     (426)            68
  Loans to officers..............................................   (4,458)
                                                                  --------       --------
Net cash used for investing activities...........................   (5,207)       (15,655)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................     (293)          (393)
  Stock options exercised........................................    3,613          1,199
                                                                  --------       --------
Net cash provided by financing activities........................    3,320            806
                                                                  --------       --------
Net decrease in cash and cash equivalents........................  (15,134)       (13,923)
Cash and cash equivalents at beginning of period.................   55,568         49,170
                                                                  --------       --------
Cash and cash equivalents at end of period....................... $ 40,434       $ 35,247
                                                                  ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for -
    Interest..................................................... $     45       $     88
    Income taxes................................................. $              $    263

Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of property
    and equipment................................................ $    103


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

Net Income (Loss) Per Common and Common Equivalent Share
--------------------------------------------------------

The computation of both Primary and Fully Diluted Earnings (Loss) per Common Share is based upon the weighted average number of common shares outstanding during the period plus dilutive stock options (which are converted to common equivalent shares using the treasury stock method). The dilutive impact of stock options included in the computation of Primary Earnings per Common Share is based upon the average market price of the Company's stock during the period, while the dilutive impact of stock options in the computation of Fully Diluted Earnings per Common Share is based upon the greater of the average market price of the Company's stock during the period or the period end price.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which is required to be adopted on December 31, 1997 (early adoption is prohibited). At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.

Under the requirements of SFAS No. 128 "basic earnings per share" will replace primary earnings per share and "diluted earnings per share" will replace fully diluted earnings per share. The dilutive impact of stock options, if any, will be excluded in the calculation of basic earnings per share, but will be included in the calculation of diluted earnings per share.
                             6 of 13

Basic loss per share as calculated under SFAS No. 128 for the three and nine month periods ended September 30, 1997 would have been identical to primary loss per share as reported for those periods. Basic earnings per share as calculated under SFAS No. 128 for the three and nine month periods ended September 30, 1996 would have exceeded primary earnings per share as reported by $.02 and $.03, respectively.

Diluted earnings (loss) per  share  as  calculated under SFAS No.
128 for the three and nine month periods ended September 30, 1997 and September 30, 1996, respectively, would have been identical to fully diluted earnings (loss) per share as reported.

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






















                             7 of 13

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

Maxicare reported a net loss of $18.0 million after recording a $20.0 million charge to increase health care claims reserves for unanticipated health care costs, compared to net income of $5.0 million for the same three month period in 1996. Net loss per common share on a fully diluted basis was $1.00 for the third quarter of 1997 compared to net income on a fully diluted basis of $.27 for the third quarter of 1996.

Revenues were $171.7 million for the third quarter of 1997, an increase of $30.9 million or 22.0% when compared to the same period in 1996. The increase in revenues was primarily generated by the Company's membership growth from 395,500 members as of September 30, 1996 to 518,000 members as of September 30, 1997. Commercial premiums decreased $.4 million or .3% to $112.8 million as a result of a 1.1% increase in membership primarily in California and Indiana being more than offset by a .7% decline in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $31.0 million or 113.9% to $58.3 million as a result of a 182.4% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium revenue PMPM for the Medicare line of business increased by 3.1%; however, the premium revenue PMPM for the Medicaid line of business decreased by 14.1% resulting in the average governmental premium revenue PMPM declining by 24.3% as a result of a greater increase in the lower premium revenue PMPM Medicaid line of business.

Health care expenses were $177.1 million for the third quarter of 1997, an increase of $52.2 million as compared to the third quarter of 1996. This increase in health care expenses was in part a result of the $20.0 million charge to increase health care claims reserves for unanticipated health care costs while the remaining increase principally results from growth in the Company's Medicaid and Medicare lines of business and an increase in pharmacy costs. Excluding the $20.0 million charge to increase health care claims reserves, health care expenses as a percentage of revenues were 91.5% for the third quarter of 1997 as compared to 88.7% for the same period in 1996.

Marketing, general and administrative ("M,G&A") expenses for the third quarter of 1997 increased by $2.1 million; however, such expenses decreased as a percentage of revenues to 8.3% in the third quarter of 1997 from 8.6% in the third quarter of 1996. M,G&A expenses were $14.2 million for the third quarter of 1997 compared to $12.1 million for the third quarter of 1996.
                             8 of 13

Net investment income for the third quarter of 1997 increased by $.2 million to $1.8 million as compared to the same period in 1996. The increased investment income was due to larger cash and investment balances and higher investment yields.

The Company reported a $19,000 provision for income taxes for the three months ended September 30, 1997 and an offsetting income tax benefit of $19,000 due to the Company increasing its deferred tax asset. The Company reported a $384,000 provision for income taxes for the three months ended September 30, 1996 and an offsetting income tax benefit of $384,000 due to the Company increasing its deferred tax asset.

Revenues for the nine months ended September 30, 1997 increased 20.2% to $489.3 million from $407.1 million for the same period in 1996 primarily due to a 31.0% membership increase. This increase was offset in part by a 15.6% decline in the average governmental premium revenue PMPM as a result of the growth in the lower premium revenue PMPM Medicaid line of business and a .7% decline in the average commercial premium revenue PMPM. Total health care expenses increased $96.6 million for the first nine months of 1997 as compared to the same period in 1996 as a result of the $20.0 million charge to increase health care claims reserves for unanticipated health care costs recorded in the third quarter of 1997, the increase in membership and an increase in pharmacy costs. M,G&A expenses increased $6.0 million for the nine months ended September 30, 1997, but decreased as a percentage of revenues to 8.4% from 8.7%. The Company recorded in the first quarter of 1997 a $16.0 million litigation charge as a result of a ruling from the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $15.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs. Including the $20.0 million charge for unanticipated health care costs and the $16.0 million litigation charge, the Company reported a net loss of $23.7 million for the nine months ended September 30, 1997 compared to net income of $11.3 million for the same nine month period in 1996.

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1997, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating
                             9 of 13
subsidiaries were $39.0 million at September 30, 1997, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.2 million and $13.2 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $13.6 million. The Company's total Restricted Net Assets at September 30, 1997 were $39.3 million. In addition to the $30.4 million in cash, cash equivalents and marketable securities held by MHP, approximately $8.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at September 30, 1997.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

With a current ratio (i.e., current assets divided by current liabilities) of greater than 2.0 and less than $300,000 of long-term liabilities at September 30, 1997, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. Although the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

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




                            10 of 13

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------

The information contained in "Part I, Item 3. Legal Proceedings" of the Company's 1996 Annual Report on Form 10-K and in "Part II, Item
1. Legal Proceedings" of the Company's Report on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997 is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

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

         None

Item 3:  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 25, 1997 the Company held its 1997 Annual Meeting of Stockholders for the purposes of electing two directors to the Board of Directors.

         Claude S. Brinegar and Charles E. Lewis were elected as directors at the meeting, to serve for a period of three years and until their successors are duly qualified and elected. Of the 14,150,216 votes cast for purposes of electing two directors; (i) 14,102,632 votes were cast for Mr. Brinegar and 47,584 votes were withheld; and (ii) 14,105,370 votes were cast for Mr. Lewis and 44,846 votes
                             11 of 13
         were withheld. Following the meeting, Florence F. Courtright, Thomas W. Field, Jr., Eugene L. Froelich, Alan
         S. Manne and Peter J. Ratican continued to serve as directors of the Company.

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         July 18, 1997 - Item 5. Other Events:

         The Company reported that its California HMO has signed a definitive agreement with Molina Medical Centers ("MMC") and has been advised that all the necessary regulatory approvals have been granted to assign or transfer MMC's Medi-Cal contracts for the provision of services in San Bernardino, Riverside and Sacramento Counties, with the State of California to Maxicare, effective July 1, 1997 for approximately 70,000 members.





























                             12 of 13

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.
                               ---------------------------
                                      (Registrant)



November 14, 1997              /s/ EUGENE L. FROELICH
-----------------              ---------------------------
      Date                         Eugene L. Froelich
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration


























                             13 of 13