Form 10-K
period 1997-12-31
MAXICARE HEALTH PLANS INC
filed 1998-03-31
CIK 722573

Washington, D. C. 20549

                             Form 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997; or

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


                            -----


    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998:


      Common Stock, $.01 par value - $197,179,191


    The number of shares outstanding of each of the issuer's classes of capital stock, as of March 25, 1998:


      Common Stock, $.01 par value - 17,925,381 shares




                  DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                              PART I
                              ------

Item 1. Business
        --------

General
-------

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily in the field of managed health care. MHP and its subsidiaries (the "Company") have a combined enrollment of approximately 515,000 as of December 31, 1997, representing an increase in enrollment of 22% from December 31, 1996. MHP owns and operates a system of seven health maintenance organizations ("HMOs") in California, Indiana, Illinois, Louisiana, North Carolina, South Carolina, and Wisconsin and additionally operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages, including group HMO, Medicaid and Medicare HMO, preferred provider organization ("PPO"), point of service ("POS"), group life and accidental death and dismemberment insurance, administrative services only programs, wellness programs and other services and products.

Through its HMO operations the Company arranges for the delivery of comprehensive health care services to its members for a predetermined, prepaid fee. The Company generally provides these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services provided to members, and with hospitals and other providers under a variety of fee arrangements. The Company believes that an HMO offers certain advantages over traditional indemnity health insurance:

    - To the member, an HMO offers comprehensive and coordinated health care programs, including preventive services, with predictable out-of-pocket expense and generally without requiring claims forms.

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

The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
(213) 765-2000.

Company Operations
------------------

The Company's total membership has grown from approximately 423,000 members at December 31, 1996 to approximately 515,000 members at December 31, 1997. The Company's membership at December 31, 1997 is as follows:


                                  Governmental
                  Commercial (Medicaid & Medicare)  Total      %
                  ---------- --------------------- -------  ------
California         156,200          97,700         253,900   49.3%
Indiana            106,300          73,900         180,200   35.0%
Other States        68,100          12,800          80,900   15.7%
                   -------         -------         -------  ------
Total Membership   330,600         184,400         515,000  100.0%
                   =======         =======         =======  ======

Overview of Managed Health Care Services
----------------------------------------

HMO. The Company owns and operates a multi-state system of HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay a predetermined premium fee that does not vary with the nature or extent of health care services provided to the member, and the member may pay a relatively small copayment for certain services. The fixed payment distinguishes HMOs from conventional indemnity health insurance plans that contain customary copayment and deductible features and also require the submission of claim forms. An HMO receives a fixed amount from its contracted employer groups for its members regardless of the nature and extent of health care services provided, and as a result, has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions and the review of specialist referrals by primary care physicians. The HMO's goal is to combine the delivery of and access to quality health care services with effective management controls in order to make the most cost-effective use of health care resources.

Although HMOs have been operating in the United States for over half of a century, their popularity began increasing in the 1970s in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item 1. Business - Government Regulation").

The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group which provides services primarily for HMO members and receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO generally contracts on a capitated basis or discounted fee for service basis through either a physicians' association, which in turn contracts directly with individual physicians, or directly with individual physicians. In either case, these physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, hospitals and other health care providers. The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs utilize network, group and independent practice association models. In addition to these models, the Company's HMOs in Illinois, Indiana, North and South Carolina and Wisconsin also contract directly with individual physicians and physician practices. Under these direct contracts, physicians are reimbursed in accordance with an agreed upon fee schedule for actual health care services rendered to members.

Medicaid. Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to qualified low-income residents. A Medicaid managed care initiative developed by a state must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee for service basis. Under the contract with a state, the Company receives a fixed monthly payment for which it is required to provide managed health care services to a member. Medicaid beneficiaries do not pay any premiums, deductibles or copayments.

Effective January  1995,  the  Indiana  HMO  entered  into two year contracts with the State of Indiana to provide HMO services to Medicaid recipients in the northern and southern regions of Indiana. These contracts were renewed by the State of Indiana for the 1997 year and the 1998 year upon the conclusion of which the contracts will expire. The State of Indiana is expected to solicit bids for a two year contract period commencing January 1, 1999 for the northern and southern regions. The Indiana HMO intends to bid on these contracts. Effective January 1997, the Indiana HMO entered into a two year contract with the State of Indiana to provide HMO services to Medicaid recipients in the central region of Indiana. This contract provides for annual continuation of the contract for the 1999 year and 2000 year at the election of the State of Indiana. As of December 31, 1997 the Medicaid program comprised approximately 70,200 members of the Indiana HMO's total enrollment. The Medicaid membership in the northern, central and southern regions as of December 31, 1997 approximated 36,600 members, 8,900 members and 24,700 members, respectively.

In December 1994, the California HMO contracted with the State of California to provide HMO services to Medicaid recipients in Los

Angeles County. This contract was renewed for one year terms in July 1995 and again in July 1996. In 1996 the State of California began implementation of a new mandatory managed care program which resulted in a publicly-sponsored health plan being established in Los Angeles County to serve the Medicaid population ("L.A. Care Health Plan"). L.A. Care Health Plan and Foundation Health (the commercial health plan) have both contracted with the State of California for this new managed care program. The California HMO has contracted for a three year term with L.A. Care Health Plan to provide HMO services upon the operational effective date of this new program. This new program, which was designed in part as a replacement to the existing Medicaid fee for service and managed care programs in Los Angeles County, became operational during 1997 at which point in time the California HMO's Medicaid contract with the State of California was discontinued. Effective January 1998 Medi-Cal beneficiaries with a mandatory enrollment code within certain aid categories are required to choose between the two authorized health plans. Those beneficiaries who make no choice will be assigned to either L.A. Care Health Plan or Foundation Health. Beneficiaries assigned to L.A. Care Health Plan in turn will be allocated among its plan partners including the Company's California HMO. As of December 31, 1997 the Los Angeles County Medicaid program comprised approximately 36,600 members of the California HMO's total enrollment. Although the Company cannot be certain at this point in time of the effects from the ongoing implementation of this program, it believes the Los Angeles County Medicaid membership of the California HMO will increase in 1998 from the current membership level.

Effective July 1, 1997 the California HMO signed an agreement with Molina Medical Centers ("MMC") which assigned MMC's Medi-Cal contracts for the provision of services in San Bernardino and Riverside Counties (the "San Bernardino/Riverside Contract") and Sacramento County (the "Sacramento Contract") with the State of California to Maxicare. The California HMO entered into an agreement with MMC as a provider in those service areas effective July 1, 1997. The remaining term for the Sacramento Contract is for the period through December 31, 1998. The California HMO has filed a letter of intent with the State of California to bid on a new three year contract for Sacramento County commencing January 1, 1999. As of December 31, 1997 the Sacramento Contract comprised approximately 23,700 members of the California HMO's total membership.

The State of California is currently implementing an new mandatory managed care program in the San Bernardino and Riverside Counties. Under this new program, the State of California has contracted on a multi-year basis with MMC as the commercial health plan and a publicly-sponsored health plan to provide HMO services to Medicaid recipients. This new program has been designed in part as a replacement to the existing Medicaid fee for service and managed care programs in San Bernardino and Riverside Counties and upon transition to this new program the San Bernardino/Riverside Contract assigned to the Company will be effectively discontinued upon the completion of the transition process. Absent a definitive contractual relationship with either MMC or the publicly-sponsored health plan to participate in the new program, the California HMO will cease to service Medicaid members in San Bernardino and Riverside Counties after the transition is complete. The California HMO does not presently have such a definitive contract with either of the continuing health plans. As of December 31, 1997 the San Bernardino/Riverside Contract comprised approximately 33,200 members of the California HMO's total membership.

The North Carolina HMO and Wisconsin HMO have contracted for one year terms with the states of North Carolina and Wisconsin, since 1995 and 1984, respectively to provide HMO services to the respective states' Medicaid recipients. As of December 31, 1997, the Company's Medicaid programs comprised approximately 34% of the Company's total enrollment.

Medicare. The Company has entered into federally sponsored one year Medicare contracts to provide HMO services to Medicare beneficiaries in California and Indiana. The programs, known as MAX 65plus, provide Medicare recipients with standard Medicare coverage and preventive services not available under traditional fee for service Medicare for little or no out-of-pocket expense. MAX 65plus pays all coinsurance and deductible amounts the recipient would have under standard Medicare coverage. The Company's Louisiana HMO filed an application with the federal government for approval to also contract to provide HMO services through the MAX 65plus program. Upon completing a supplemental filing, the Louisiana HMO anticipates scheduling a site inspection visit by the federal Medicare agency before the fourth quarter of 1998. The MAX 65plus programs comprised approximately 2% of the Company's total enrollment as of December 31, 1997.

PPO. PPO products include certain attributes of managed care; however, a PPO is similar to conventional indemnity health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a higher co-insurance plus a portion of the provider's fees as in a conventional indemnity plan. The Company's PPO products are generally marketed in conjunction with the Company's HMO products. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California, Louisiana, Illinois and North Carolina. The PPO line of business comprised approximately 1% of the Company's total enrollment at December 31, 1997.

POS. The Company also offers a point of service ("POS") product which is designed for the large employer who is promoting single carrier consolidation and employee transition from PPO or indemnity product into managed care programs. This product combines the elements of an HMO with the elements of a conventional indemnity health insurance product by permitting members to participate in managed care but allowing them to choose, at the time services are required, to use providers not participating in the managed care network. Deductibles and copayments generally increase the out-of-pocket costs to the member if a non-participating provider is utilized.

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

Health Care Services
--------------------

In exchange for a predetermined monthly payment, an HMO member is entitled to receive a broad range of health care services. Various state and federal regulations require an HMO to offer its members physician and hospital services and adult and pediatric preventive care, and permit an HMO to offer certain supplemental services such as dental care and prescription drug services at additional cost.

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

    Prescription Drug Services - outpatient prescription drugs for commercial HMO members and certain over-the-counter drugs for Medicaid members.

    Other Health Services - medical and surgical procedures performed on an outpatient basis, including emergency room services where such services are medically necessary, outpatient surgical procedures, evaluation and crisis intervention, mental health services, physical therapy and other similar services in which hospitalization is not medically necessary or appropriate.

    Other Services - other related health care services such as ambulance, durable medical supplies and equipment, family planning and infertility services and health education (including prenatal nutritional counseling, weight-loss and stop-smoking programs).

Additional optional services available to HMO members may include inpatient psychiatric care, hearing aids, dental care, vision care and chiropractic care.

Delivery of Health Care Services
--------------------------------

The Company's HMOs arrange for the delivery of health care services to their members by contracting with physicians, either directly or through IPAs and medical groups, hospitals and other health care providers. The Company's HMOs typically pay to the physicians or contracting entity a fixed monthly capitation fee for each member assigned to the physician or contracting entity. The amount of the monthly capitation fee does not vary with the nature or extent of services utilized. In exchange for the capitation fee, the physicians provide professional services to members, including providing or arranging for laboratory services and X-rays.

Members select a primary care physician to serve as their personal physician from a listing of contracting physicians or groups. This physician will oversee their medical care and refer them to a specialist when medically necessary. In order to attract new members and retain existing members, the Company's HMOs must retain a network of quality physicians and groups and continue to develop agreements with new physician groups.

The Company's HMOs contract for hospital services with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. Hospitalization costs are not generally included in the capitation fee paid by the Company's HMOs to physician groups. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and/or the Company's HMOs and must take place in hospitals contracted with the Company's HMOs. When emergency situations arise requiring medical care by physicians or hospitals not contracted with the Company's HMOs, the Company's HMOs assume financial responsibility for the cost of medically necessary care.

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

The Company's HMOs have member services departments which deal directly with members concerning their health care questions, comments, concerns and/or grievances. The Company conducts annual surveys among members concerning their level of satisfaction with the services they receive. Management reviews any problems that are raised by members concerning the delivery of medical care and receives periodic reports summarizing member grievances.

The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs an evaluation of an HMO's operations with respect to standards established for quality assurance, preventive health services, utilization management, reporting, members' rights, as well as other factors. During the fourth quarter of 1996 the Company's Indiana HMO voluntarily applied for accreditation from the NCQA. The Indiana HMO received a "denied status" in April 1997 and will re-apply for accreditation in April 1998 for a site visit to be performed in the latter half of 1998. The California HMO is scheduled for accreditation review in March 1999. Certain other HMOs of the Company are in the process of preparing for NCQA accreditation.

Premium Structure and Cost Control
----------------------------------

The Company generally sets its membership fees, or premiums, pursuant to a community rating system, thereby charging the same nominal premium per class of subscriber within a geographic area for like services; however, groups which meet certain enrollment requirements are charged premiums which may take into account prior cost experience and/or adjustments to community rating (see "Item 1. Business - Government Regulation").

The Company manages health care costs primarily through contractual arrangements with health care providers who share the risk of certain health care costs. The Company's HMOs arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per enrollee per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. For the year ended December 31, 1997 physician and hospital capitation represented 65% of total health care costs.

The focus for cost-efficient use of medical and hospital services in the Company's HMOs is the primary care physician or group who provide services and control utilization of services by directing or approving hospitalization and referrals to specialists and other providers. In order to manage costs in situations where the
Company assumes the financial responsibility for specialist referrals and hospital utilization, the Company may provide additional incentives to health care providers for the medically appropriate, yet efficient utilization of these services.

In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to encourage appropriate utilization. These programs and procedures are intended to address the utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery, (ii) establish whether services are appropriately performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent review, discharge planning and/or retrospective review. In addition, the Company monitors the terms and procedures of its pharmacy plan, incorporating such features as drug formularies. The Company's outpatient prescription drug formulary is developed, monitored and updated by the Company's National Pharmacy and Therapeutics Committee. This Committee is comprised of the Company's Medical Directors for the health plans, the Vice President of Pharmacy Services and other representatives. The formulary is designed to serve as a guideline in promoting cost-effective, quality drug therapy for the Company's members.

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data-Consolidated Statements of Operations" included herein.

Marketing
---------

The Company markets its commercial product to employers or other groups through direct selling efforts and through contacts with insurance brokers and consultants. Members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium. In many instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those operated by the Company. The Company's PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once the Company's relationship with the employer is established, marketing efforts are then focused on the employees of these employers. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of
January. As of January 31, 1998, approximately 57% of the Company's commercial members had selected their desired health care coverage for the ensuing annual period. The Company's commercial membership is widely diverse, with no commercial employer group comprising 10% or more of the Company's total commercial enrollment with the exception of the State of Indiana employer group which has approximately 34,000 members as of December 31, 1997. The Company's HMOs were offered by approximately 1,400 employer groups as of December 31, 1997.

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

The Company believes that attracting employers is only the first step toward increasing enrollment at each of its HMOs. Ultimately, the Company's ability to retain and increase membership will depend upon how users of the health care system assess its benefit package, rates, quality of service, financial condition and responsiveness to user demands.

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

Management Information Systems
------------------------------

All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and distribute management, accounting and health care services reports (including eligibility, billing, capitation, claims information and utilization reports) on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The Company's systems also support efficient transfer of information with providers and employer groups. The Company is continually evaluating, modifying or upgrading its information systems capabilities in an effort to realize enhanced capabilities and improvement in operating efficiencies. The corporate data center is located in Los Angeles. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Competition
-----------

Both the health care industry as a whole and the managed care industry in particular are increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure. In addition, the Company competes with other HMOs and PPOs for quality health care providers including physician groups, specialists and hospitals. Many of these competitors are larger or have greater financial resources than the Company. The level of competition varies from state to state depending on the variety and relative market share of indemnity insurance, HMO and PPO health care services offered. The Company also faces competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which the Company operates, is served by a significant number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members and market share in the Company's markets has resulted in an increase in price competition.

The Company believes that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to employers, members and providers. Competition may result in pressure to reduce premium rates or limit the growth potential of HMOs in a particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, resulting in market pressures for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers offering not only HMO services but PPO and indemnity health care services as well. In an effort to remain competitive, the Company offers a variety of health care services, including PPOs, and is actively exploring offering additional PPO and indemnity services.

Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies and health care providers seek to expand their operating territories, gain economies of scale and increase market share. Many of the Company's markets, and the California market, in particular, have recently experienced a number of mergers and acquisitions among health care providers and/or managed care organizations. A significant number of the Company's principal competitors have substantially larger membership or greater financial resources than the Company.

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

Among other areas regulated by federal and state law, although not necessarily by each state, are the scope of benefits available to members, the manner in which premiums are structured, procedures for the review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers, procedures for resolving grievances, licensure, expansion of service area, financial condition, grounds for termination or non-renewal and patient rights. The HMOs are subject to periodic review and or audit by the federal and state licensing authorities regulating them.

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

In 1997 the Health Insurance Portability and Accountability Act of 1996 ("HIIPA") became effective. HIIPA, among other things, requires the guaranteed issuance and renewability of health coverage for certain individuals and small groups, guaranteed renewability for large and small groups and certain individuals, limits preexisting condition exclusions, limits the grounds for terminating coverage, provides for a demonstration project for medical savings accounts and imposes significant new regulations and penalties designed to prevent health care fraud and abuse.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretations of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. The Company is unable to predict what regulatory changes may occur or what may be the impact on the Company of any particular change. The Company believes that it would benefit from legislative proposals encouraging the use of managed health care; however, there can be no assurance that the enactment of any of such regulatory change would not materially and adversely affect the Company's financial position, results of operations, or cash flows. Although the Company intends to maintain its HMOs' federal qualifications, state licenses, Medicare and Medicaid contracts, there can be no assurance that it can do so. The Company believes that it is currently in compliance in all material respects with the various federal and state regulations and contractual requirements applicable to its current operations.

The issue of health care reform on both a state and federal level continues to undergo discussion and examination within both the public and private sectors. Although the concept of managed care appears to be an integral part of many proposals, the Company cannot determine the effect, if any, these proposals or other reforms, if enacted, may have on the business or operations of the Company.

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

Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, the Company made distributions of cash, Senior Notes and Common Stock to holders of allowed claims and interests under the Reorganization Plan. On January 13, 1998 the United States Bankruptcy Court entered an order closing all of the jointly administered bankruptcy cases of the Company, with the exception of the Penn Health Corporation bankruptcy case, having determined that the Reorganization Plan had been consummated. The Company believes the resolution of the Penn Health Corporation bankruptcy case and certain other matters relating to the Reorganization Plan will not adversely impact the Company's ongoing business and operations. (See "Item 8. Financial Statements and Supplementary Data - Note 9 to the Company's Consolidated Financial Statements").

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

Shareholder Rights Plan
-----------------------

On February 24, 1998, the Board of Directors of the Company (the "Board") adopted a Shareholder Rights Plan (the "Rights Plan") designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Under the Rights Plan, each shareholder will receive a dividend of one Right for each share of the Company's outstanding Common Stock. Each Right shall entitle the holder thereof to purchase 1/500th of a share of the Company's Series B Preferred Stock (the "Series B Preferred") for $45.00 (the "Exercise Price"). Each 1/500th Series B Preferred share (the "Preferred Fraction") shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

The Rights will initially be attached to the Company's Common Stock and will not be exercisable until a shareholder or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in the Company's Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders, the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of the Company's Common Stock, all

Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if the Company is acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan.

The Rights shall attach to all common shares held by the Company's shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock that are newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The rights will expire on February 23, 2008. The Company may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company's Common Stock. Any current holder that has previously advised the Company of owning an amount in excess of 15% of the Company's Common Stock as of the date hereof has been "grandfathered" with respect to their current position, including allowance for certain small incremental additions thereto.

Consent Solicitation and Related Matters
----------------------------------------

On March 19, 1998, Paul R. Dupee, Jr., a London-based shareholder representing that he beneficially owns approximately 1.3% of the Company's outstanding stock ("Dupee"), filed preliminary proxy solicitation materials (the "Dupee Solicitation Materials") with the Securities Exchange Commission (the "SEC") to obtain written consents from the Company's shareholders to enact three proposals (the "Dupee Proposals"). The Dupee Proposals seek: (1) to repeal any amendments to the Company's Bylaws (the "Bylaws") adopted by the Board since February 1, 1998 through the end of the solicitation period, (2) to increase the authorized number of directors of the Company from seven to seventeen and elect his ten nominees, including himself, to the Board, and to provide that
Article II, Section 14 of the Bylaws (restricting eligibility for nomination to the Board to persons nominated in accordance with specified procedures) shall not apply to nominees elected to the Board by written consent of the Company's shareholders, and (3) to fill the new directorships with a slate of nominees proposed by
Dupee (the "Nominees"). In connection with the filing of the Dupee Solicitation Materials with the SEC, Dupee commenced two legal actions in Delaware. The Company has filed responses and counterclaims to these actions which are described in "Item 3. Legal Proceedings - a. DUPEE".

The Dupee Solicitation Materials indicate that shareholders holding approximately an additional 2.4% of the Company's outstanding stock currently support the Dupee Proposals and related filings.

The Dupee Solicitation materials indicate that, if successful, the Nominees will pursue strategic alternatives including the possible sale of the Company or its assets. The materials also indicate that Dupee will oversee implementation of these strategic alternatives and receive incentive compensation in an undisclosed amount. If successful, Dupee will also seek to have the costs and expenses of the proxy filing and consent solicitation reimburse by the Company.

The Dupee Solicitation Materials indicate that Dupee was named in a 1971 civil action by the SEC for violations of the anti-fraud provisions of certain federal securities laws, including the anti-fraud provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933. This lawsuit was resolved by Dupee agreeing to a 1973 consent decree with the SEC enjoining him from violations of certain provisions of the federal securities laws.

In order to protect the Company and its shareholders from actions such as the Dupee Proposals, which, among other things, subvert the protections afforded by the Company's governing documents with respect to the staggered Board and shareholder nominations of Directors, on March 28, 1998, the Board amended the following provisions of the Bylaws of the Company:


        (a) Article III, Section 2 was amended to require an 80% stockholders vote, instead of a majority stockholders vote, in order for the stockholders to increase or decrease the number of authorized directors.

        (b) Article IX, Section 1 was amended to require an 80% stockholder vote to amend Article II, Section 14 (Notice of Stockholder Business and Nominations) and Article III, Section 2 (Number of Directors) of the Bylaws. An 80% stockholder vote was already required to amend Article II, Section 3 and Article IX, Sections 1 and 2. The existing provisions of Article IX, Section 1 required that, if an action to amend the Bylaws is proposed by certain stockholders owning in excess of 10% of the outstanding Common Stock, in addition to any supermajority vote required, the amendment must also be approved by a majority of the outstanding voting shares (voting as a single class) not including such 10% or more stockholder and his affiliates and associates. However, if an action is approved by members of the Board who are not such 10% stockholder or his affiliates and associates and who were in office prior to such person becoming such a 10% stockholder or successor directors chosen by such directors, then only a majority vote of all voting shares (voting as a single class) is required in addition to any supermajority vote.

The above amendments to the Bylaws will stay in place until the close of the 1999 annual meeting of stockholders unless prior to the close of such annual meeting the stockholders representing a majority of the outstanding shares entitled to vote have approved such amendments. If not so approved by the stockholders the above Sections of the Bylaws will revert back to the language existing on March 28, 1998, unless otherwise expressly amended after such date.

Under Delaware law, the Certificate of Incorporation and the Bylaws, the Board has independent rights to amend the

Bylaws. The Board also believes the amendments to the Bylaws make them more consistent with the intent of the provisions of the Company's Certificate of Incorporation, which provides for a staggered Board. Further, the Board believes that these amendments are necessary in order to deter hostile takeover attempts such as Dupee's while the Company is completing the formulation of its strategic plans and implementing its strategic initiatives. While the Board firmly believes that the Bylaws amendments discussed above are in the best interest of the Company and its stockholders and would be upheld by a Delaware Court, it is possible that in Dupee's current Delaware state action or in another court action he could challenge the validity of the amendments. If so challenged, no assurances can be given that such amendments will be upheld.

In addition to the foregoing, on March 28, 1998 the Board also voted to amend certain sections of Peter J. Ratician's Restated Employment Agreement and the Maxicare Health Plans, Inc. Supplemental Executive Retirement Program. For a further discussion of these amendments see "Item 11. Executive Compensation
- Employment Agreements" and "Item 11. Executive Compensation - Supplemental Executive Retirement Plan".

Employees
---------

As of December 31, 1997, the Company employed approximately 540 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement. The Company believes its employee relations are good.

Directors and Executive Officers of the Registrant
--------------------------------------------------

The directors and executive officers of the Company at December 31, 1997 were as follows:


     Name                     Age               Position

Peter J. Ratican               54      Chairman of the Board of
                                       Directors, Chief Executive
                                       Officer and President

Richard A. Link                43      Chief Financial Officer,
                                       Executive Vice President -
                                       Finance and Administration

Randall S. Anderson            47      Senior Vice President,
                                       Plan Operations Support

Alan D. Bloom                  51      Senior Vice President,
                                       Secretary and General
                                       Counsel

Aivars L. Jerumanis (a)        58      Senior Vice President,
                                       Management Information
                                       Systems and Chief
                                       Information Officer

Warren D. Foon                 41      Vice President, General
                                       Manager - Maxicare
                                       California

Robert J. Landis               38      Treasurer

Sanford N. Lewis               55      Vice President -
                                       Administrative Services

Vicki F. Perry                 45      Vice President, General
                                       Manager - Maxicare Indiana

Claude S. Brinegar             71      Director

Florence F. Courtright         65      Director

Thomas W. Field, Jr.           64      Director

Eugene L. Froelich (a)         56      Director

Charles E. Lewis, M.D.         69      Director

Alan S. Manne                  72      Director

(a)   See detailed description for current status with Company.

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

Richard A. Link was appointed Chief Financial Officer, Executive Vice President - Finance and Administration of the Company in December 1997. Mr. Link served as Chief Accounting Officer and Senior Vice President - Accounting of the Company from September 1988 to December 1997. He has a Bachelor's degree in Business Administration from the University of Southern California and is a certified public accountant.

Randall S. Anderson, D.D.S., was appointed Senior Vice President - Plan Operations Support, in January, 1990. Dr. Anderson joined the Company in 1982. He received a Bachelor's degree in Finance and a Doctorate of Dental Surgery from the University of Southern California.

Alan D. Bloom has been Senior Vice President, Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981. Mr. Bloom received a
Bachelor's degree in Biology from the University of Chicago, a Master of Public Health from the University of Michigan, and a J.D. degree from American University.

Aivars L. Jerumanis was appointed Senior Vice President - Management Information Systems and Chief Information Officer of the Company in January 1990. He received a Masters in Business
Administration from Columbia University, a Masters in Civil Engineering from Rensselaer Polytechnic Institute and a Bachelor's degree in Civil Engineering from Lafayette College. Mr. Jerumanis' employment with the Company was terminated effective January 5, 1998.

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

Florence F. Courtright has been a private investor for more than the last five years and was elected a director of the Company in November 1993. She is a founding Limited Partner of Bainco International Investors, l.p. and a Trustee of Loyola Marymount University. Further, Ms. Courtright is a former co-owner of the Beverly Wilshire Hotel and the Beverly Hills Hotel.

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

Eugene L. Froelich served as Chief Financial Officer, Executive Vice President - Finance and Administration and director since March 1989. Mr. Froelich graduated from Adelphi University and is a certified public accountant. Mr. Froelich was employed as the Company's Chief Financial Officer and Executive Vice President - Finance and Administration through December 11, 1997 on which date his employment was terminated. Effective January 30, 1998 Mr. Froelich resigned as a director of the Company.

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

The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 2000 annual meeting of stockholders and until their successors are duly qualified and elected. The Class II directors included Mr. Froelich and Ms. Courtright. Mr. Froelich resigned as a director of the Company effective January 30, 1998. Ms. Courtright will serve until the 1998 annual meeting of stockholders and until her successor is duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Manne and they will serve until the 1999 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item
11. Executive Compensation").

Item 2.  Properties
         ----------

The Company's operating facilities are held through leaseholds. At December 31, 1997, the Company leased approximately 222,567 square feet at 16 locations with an aggregate current monthly rental expense of approximately $190,000. These leases have remaining terms of up to eight years. The Company's leased properties include administrative locations for its HMOs and corporate facilities, three pharmacies in southern California and other miscellaneous facilities.

In June 1994 the Company entered into a lease for new corporate office space in Los Angeles commencing in that month for a term of 72 months. The lease is for approximately 83,000 square feet with a monthly rental expense of approximately $80,000 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

Item 3.  Legal Proceedings
         -----------------

a.  DUPEE

On March 19, 1998, Paul R. Dupee, Jr., a London-based shareholder representing that he beneficially owns approximately 1.3% of the Company's outstanding stock ("Dupee"), filed preliminary proxy solicitation materials with the Securities and Exchange Commission ("SEC") to obtain written consents from the Company's shareholders to enact three proposals ("Dupee Proposals"). The Dupee Proposals seek: (1) to repeal any amendments to the Company's bylaws ("Bylaws") adopted by the Company's Board of Directors ("Board") since February 1, 1998; (2) to amend the Bylaws to increase the number of authorized directors from 7 to 17 and to provide that
Article II, Section 14 of the Bylaws shall not apply to nominees elected to the Board by written consent of the Company's shareholders; and (3) to fill the new directorships with a slate of nominees proposed by Dupee (the "Amendments"). For a discussion of the Dupee Proposals and certain amendments to the Bylaws adopted by the Board see "Item 1. Business - Consent Solicitation and Related Matters". In connection with the filing of the Dupee Proposals with the SEC, Dupee commenced two actions in Delaware.

On March 19, 1998, Dupee commenced an action in the United States District Court for the District of Delaware captioned Paul R.
Dupee, Jr. v. Maxicare Health Plans, Inc., for a declaratory judgment that the preliminary proxy solicitation materials comply with applicable Federal law and may not be challenged by the Board under Rule 14a-9 promulgated by the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 ("District Court Action"). (Civ. Act. No. 98-127).

In addition to the District Court Action, Dupee filed a complaint on March 19, 1998, in the Court of Chancery of the State of
Delaware for New Castle County, captioned Paul R. Dupee, Jr. v. Maxicare Health Plans, Inc., Claude S. Brinegar, Charles E. Lewis, Florence F. Courtright, Thomas W. Field, Jr. Alan S. Manne, and Peter J. Ratican, for a declaratory judgment and injunctive relief naming the Company's directors as defendants ("State Court Action"). (Civ. Act. No. 16274NC). In the State Court Action Dupee seeks a declaratory judgment that: (a) the Amendments can be enacted by holders of a majority of the Company's outstanding voting shares ("Majority Vote"); (b) the Board cannot amend the Bylaws or take other action to require approval of the Amendments by a supermajority of the holders of the Company's outstanding voting shares; (c) Article II, Section 14 of the Bylaws only applies to directors elected at an annual or special meeting of the Company's shareholders and will not or does not apply to nominees elected to the Board by written consent of the Company's shareholders; (d) the Board cannot enact any other amendments to the Bylaws, enact new bylaws or take any other action to interfere with, obstruct, undermine, delay, repeal, or amend the Amendments, if the Amendments are approved by Majority Vote, and that such action would be a violation of the Bylaws, the Company's Certificate of Incorporation, Delaware law and a breach of the Board's fiduciary duties; and (e) the Rights Plan and in particular the provisions thereof relating to the rights of "Continuing Directors", as such term is defined in the Rights Plan, is invalid and unenforceable under Delaware law. The Complaint also seeks preliminary and permanent injunctive relief enjoining the Company's directors from enforcing or implementing the Rights Plan, or from taking any action that prevents newly elected directors from repealing the Rights Plan or any rights issued pursuant to the plan.

The Company believes that the District and State Court Actions are entirely without merit and intends to vigorously contest these actions. As a result, on March 30, 1998, the Company filed an answer and counterclaim to each of the District Court Action (the "District Court Counterclaim") and the State Court Action (the "State Court Counterclaim").

In the District Court Counterclaim, the Company has denied each of the claims and certain of the factual allegations made by Dupee in the District Court Action and has challenged the validity of the preliminary proxy solicitation materials filed by Dupee on the basis that the solicitation does not comply with applicable federal securities and Delaware law. In addition, the Company has asserted that the Dupee consent solicitation materials are materially false and misleading and omit material facts in violation of Section
14(a) and Rule 14a-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company has asked that the District Court (a) dismiss the District Court Action with prejudice, (b) issue a declaratory judgment that Dupee is violating
Section 14(a)  and  Rule  14a-9  of  the  Exchange  Act, (c) enjoin
Dupee's  consent  solicitation  and  the  continuing  violation  of
Section 14(a) and Rule 14a-9 of the Exchange Act by Dupee and all those acting in concert with him, and (d) award the Company the costs of the suit and such further relief as the District Court may deem just and proper.

In the State Court Counterclaim, the Company has denied each of the claims and certain of the factual allegations made by Dupee in the State Court Action and has asked that State Court (a) dismiss the State Court Action with prejudice, (b) issue a declaratory judgment that under Article Sixth of the Company's Certificate of Incorporation, the Board has the authority to adopt, amend or repeal the Bylaws and that Dupee's attempt to alter that right through an amendment to the Bylaws is invalid under Delaware law,
(c) issue a declaratory judgment that the Dupee Proposals to amend the Bylaws and elect ten additional directors are invalid under Delaware law, (d) preliminarily and permanently enjoin Dupee and the other members of his group from taking any actions in furtherance of illegal and invalid attempts to amend the Bylaws, and (e) award the Company the costs of the suit and such further relief as the State Court may deem just and proper.

b.  FOUNDATION FOR MEDICAL CARE

On February 16, 1996, The Foundation For Medical Care of Central Illinois ("Foundation") commenced an action in the State of Illinois Circuit Court, Sangamon County, captioned The Foundation For Medical Care of Central Illinois v. Maxicare Illinois a division of Maxicare Health Plans of the Midwest, Inc., for a declaratory judgment and a preliminary injunction arising out of the Foundation's termination of a provider agreement with the Company's Illinois HMO ("Agreement"). (Case No. MR0057). In the action the Foundation initially sought a declaratory judgment concerning its obligation to members of the Illinois HMO and the amount and methodology under which the Foundation should be compensated for the provision of covered medical services. The Foundation also sought a preliminary injunction directing the Illinois HMO to tender capitation payments to the Foundation and enjoining the HMO from renewing existing subscriber contracts and enrolling new HMO members in the Springfield area. The Illinois HMO filed its answer to the complaint, amended affirmative defenses and counterclaims on March 26, 1996. The parties are presently engaged in discovery. A trial date has not been set by the Court.

Under an interim agreement between the parties, the Foundation agreed to continue to provide covered services to the Illinois HMO's members and the Illinois HMO agreed to deposit capitation payments into a segregated account and to approve disbursements to the Foundation from the account for claims for covered services provided to the Illinois HMO's members and adjudicated pursuant to a fee schedule, with full reservation of the parties' respective rights. Pursuant to a partial settlement agreement subsequently executed by the parties, the Foundation's claim for injunctive relief, the Company's counterclaim for tortious interference with economic advantage, and the Company's affirmative defenses were resolved. The parties further agreed that the value of the covered services provided to certain HMO members during 1996 would be determined by the Court in a trial.

The capitation payments  deposited  by  the  Illinois  HMO into the segregated account exceed the amount of claims Foundation represented were incurred and payable by approximately $943,000 ("Segregated Balance") as of March 26, 1998. The Foundation is seeking $3.9 million in damages plus interest in excess of the Segregated Balance and a capitation payment in the approximate amount of $139,000.00 plus interest which the Foundation contends is unpaid. The Company believes that the Foundation's damages are substantially overstated and that the Foundation's damages do not exceed the Segregated Balance. Accordingly, the Company does not believe that resolution of this action will have a material adverse impact on the Company's operations or financial condition.

c.  OTHER LITIGATION

The Company is a defendant in a number of other lawsuits arising in the ordinary course of its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage, seeking compensatory, fraud, and, in certain circumstances, punitive damages and RICO claims in an indeterminate amount which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will, either individually or in the aggregate, have a material adverse effect on the Company's business or operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matter was submitted to a vote of security holders during the three months ended December 31, 1997.

                              PART II
                             --------


Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
         Stockholder Matters
         -------------------

(a) Market Information

The Company's Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the trading symbol MAXI.

The following table sets forth the high and low sale prices per share on Nasdaq. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.


Common Stock                       Sale Price
                                 ---------------
                                  High     Low
                                 ------   ------
1996    First Quarter            $31.13   $24.13

        Second Quarter           $28.50   $18.88

        Third Quarter            $21.50   $13.50

        Fourth Quarter           $23.63   $18.25

1997    First Quarter            $26.50   $20.00

        Second Quarter           $25.50   $20.00

        Third Quarter            $25.13   $16.94

        Fourth Quarter           $20.00   $ 9.50


(b) Holders

There were 19,387 holders of record of the Company's Common Stock as of December 31, 1997. As of such date, the Company held 9,850 shares of Common Stock as disbursing agent for the benefit of creditors and holders of interests and equity claims under the Reorganization Plan. These shares will be disbursed pursuant to the Reorganization Plan or retired by April 1998.


(c) Dividends

The Company has not paid any cash dividends on its Common Stock and has no current intention of doing so in the foreseeable future (see "Item 1. Business - Shareholder Rights Plan").

Item 6. Selected Financial Data
        -----------------------

                                                                At And For The Years Ended December 31,
                                                                ---------------------------------------
(Amounts in thousands except per share and
 membership data)
                                                           1997       1996      1995       1994       1993
                                                         --------   --------  --------   --------   --------
REVENUES................................................ $663,823   $562,765  $477,344   $432,173   $440,186
                                                         --------   --------  --------   --------   --------
EXPENSES
   Health care expenses.................................  630,869    503,006   414,296    379,608    394,721
   Marketing, general and administrative expenses.......   55,702     48,753    43,993     44,084     40,998
   Depreciation and amortization........................      751      1,279     1,245      2,087      4,054
   Litigation and management restructuring charges (1)..   19,000
                                                         --------   --------  --------   --------   --------
TOTAL EXPENSES..........................................  706,322    553,038   459,534    425,779    439,773
                                                         --------   --------  --------   --------   --------
INCOME (LOSS) FROM OPERATIONS...........................  (42,499)     9,727    17,810      6,394        413

   Investment income....................................    7,481      6,528     6,299      3,319      2,636
   Interest expense.....................................      (63)       (97)      (58)       (36)       (32)
                                                         --------   --------  --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES ......................  (35,081)    16,158    24,051      9,677      3,017

INCOME TAX BENEFIT......................................               3,267     3,625      3,658      2,571
                                                         --------   --------  --------   --------   --------
NET INCOME (LOSS).......................................  (35,081)    19,425    27,676     13,335      5,588

PREFERRED STOCK DIVIDENDS...............................                                   (5,280)    (5,400)
                                                         --------   --------  --------   --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $(35,081)  $ 19,425  $ 27,676   $  8,055   $    188
                                                         ========   ========  ========   ========   ========

NET INCOME (LOSS) PER COMMON SHARE (2):
Basic:
  Basic earnings (loss) per common share................ $  (1.96)  $   1.11  $   1.71   $    .78   $    .02
                                                         ========   ========  ========   ========   ========
  Weighted average number of common shares
   outstanding..........................................   17,897     17,520    16,158     10,367     10,025

Diluted:
  Diluted earnings (loss) per common share.............. $  (1.96)  $   1.05  $   1.53   $    .76   $    .02
                                                         ========   ========  ========   ========   ========
  Weighted average number of common and common
   dilutive potential shares outstanding................   17,897     18,415    18,137     17,581     10,025

BALANCE SHEET DATA:
  Total assets.........................................  $167,422   $184,522  $162,836   $128,692   $106,807
  Total indebtedness (3)...............................  $ 86,386   $ 68,276  $ 68,131   $ 63,342   $ 54,422
  Shareholders' equity.................................  $ 81,036   $116,246  $ 94,705   $ 65,350   $ 52,385

MEMBERSHIP DATA:
  Number of members....................................   515,000    423,000   345,000    292,000    308,000



                                  Notes to Selected Financial Data



(1)   A $16.0 million litigation charge was recorded in  the  first  quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board  of Claims denying any recovery by the Company on its claim against  the  Pennsylvania  Department  of  Public  Welfare in connection with the operation of a Medicaid managed care program from 1986 through 1989.  A $3.0 million management restructuring charge was  recorded  in  the  fourth  quarter  of  1997 for termination expenses primarily related to  the  settlement  of  certain  obligations  pursuant  to  the former chief financial officer's employment agreement.

(2)   Earnings per share for the  years  ended  December  31,  1996,  1995,  1994, and 1993 have been restated as required by  Statement  of  Financial  Accounting  Standards  No. 128 "Earnings per
      Share".

(3)   Includes long-term liabilities of $195, $511, $1,155,  $887  and $504 in 1997, 1996, 1995, 1994
      and 1993, respectively.



Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

The year ended December 31, 1997 compared to the year ended
-----------------------------------------------------------
December 31, 1996.
------------------

The Company reported a net loss of $35.1 million for the year ended December 31, 1997 after recording a $16.0 million non-cash litigation charge and a $3.0 million management restructuring charge. This compares to net income of $19.4 million for 1996 which included a tax benefit of $3.3 million. Net loss per common share on a diluted basis was $1.96 for 1997 compared to net income of $1.05 for 1996.

Revenues for the year ended December 31, 1997 increased by $101.0 million to $663.8 million, an increase of 18.0% as compared to 1996. This increase was primarily due to a 24.7% membership increase, offset in part by a 16.9% decline in the average governmental premium revenue PMPM as a result of the growth in the lower premium revenue PMPM Medicaid line of business and a .8% decline in the average commercial premium revenue PMPM. Commercial premiums increased $10.5 million or 2.3% to $457.6 million, primarily as a result of a 3.2% increase in membership. Governmental premiums increased $92.6 million or 85.9% to $200.5 million as a result of a 123.9% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana.

Health care expenses for the year ended December 31, 1997, including increases to health care claims reserves in the third and fourth quarter, increased by $127.9 million to $630.9 million, an increase of 25.4% as compared to 1996. Health care expenses as a percentage of premium revenues (the "medical loss ratio") increased
5.3 percentage points to 95.9%, primarily as a result of the growth in the higher medical loss ratio Medicaid line of business, higher prescription drug costs and increases to health care claims reserves.

Marketing, general and administrative ("M,G&A") expenses were $55.7 million for the year ended December 31, 1997 as compared to $48.8 million for 1996. M,G&A expenses decreased as a percentage of revenues to 8.4% in 1997 from 8.7% in 1996.

The Company recorded in the first quarter of 1997 a $16.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $15.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs. A $3.0 million management restructuring charge was recorded in the fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

Investment income for the year ended December 31, 1997 increased by $1.0 million to $7.5 million as compared to $6.5 million in 1996. The slight increase in investment income was primarily due to higher cash and investment balances.

For the year ended December 31, 1997, the Company reported a provision for income taxes of $61,000 and an offsetting income tax benefit of $61,000 due to the Company increasing its deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Company reported a $3.3 million income tax benefit for the year ended December 31, 1996, primarily due to the recognition of a $4.0 million tax benefit ($3.4 million recognized in the fourth quarter). (See "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

The year ended December 31, 1996 compared to the year ended
-----------------------------------------------------------
December 31, 1995.
------------------

The Company reported net income of $19.4 million for the year ended December 31, 1996 compared to $27.7 million for 1995. Net income per common share on a diluted basis was $1.05 for the year ended December 31, 1996 compared to $1.53 for 1995.

For the year ended December 31, 1996, the Company reported revenues of $562.8 million, an increase of $85.4 million or 17.9% when compared to 1995. Commercial premiums increased $38.3 million or 9.4% to $447.2 million as a result of a 14.7% increase in membership primarily in California and Indiana, offset in part by a 5.7% decline in the average premium revenue PMPM. Governmental premiums increased $47.6 million or 79.0% to $107.8 million as a result of an 88.3% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium revenue PMPM for the Medicaid and Medicare lines of business increased by .7% and 5.8%, respectively, however, the average premium revenue PMPM for governmental premiums declined by 4.9% as a result of greater growth in the lower premium revenue
PMPM  Medicaid  line  of  business.    Other  Income  includes  the
recording in the fourth quarter of 1996 a $5.2 million credit resulting from a reduction in an estimated distribution payable pursuant to the Reorganization Plan.

Health care expenses, including increases in estimated claims payable in the fourth quarter of 1996, increased 21.4% or $88.7 million for the year ended December 31, 1996 as compared to 1995. The medical loss ratio increased 2.3 percentage points to 90.6% as a result of higher prescription drug costs, the effect of the decline in the average commercial premium revenue PMPM particularly in the California HMO, and the growth in the higher medical loss ratio Medicaid line of business.

M,G&A expenses were $48.8 million for the year ended December 31, 1996 as compared to $44.0 million for 1995. M,G&A expenses as a percentage of revenues decreased from 9.2% to 8.7% for the year ended December 31, 1996 as compared to the same period in 1995. Depreciation and amortization expense for the year ended December 31, 1996 remained relatively constant at $1.3 million when compared to 1995.

Investment income for the year ended December 31, 1996 increased by $.2 million to $6.5 million as compared to 1995. The slight increase in investment income was primarily due to larger cash and investment balances.

The Company reported a $3.3 million income tax benefit for the year ended December 31, 1996, primarily due to the recognition of a $4.0 million tax benefit ($3.4 million recognized in the fourth quarter) as a result of the Company increasing its deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Company reported a $3.6 million income tax benefit for the year ended December 31, 1995, primarily due to the recognition in the fourth quarter of a $4.0 million tax benefit.

Liquidity and Capital Resources

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1997, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $37.2 million at December 31, 1997, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.8 million and $11.0 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining
$13.4 million. The Company's total Restricted Net Assets at December 31, 1997 were $37.5 million. In addition to the $13.4 million in cash, cash equivalents and marketable securities held by MHP, approximately $9.4 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1997. (See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Schedule I").

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

The Company is in the process of upgrading its current management information systems to address and recognize the year 2000. These system upgrades have been partially completed through December 1997 and are expected to be implemented by the end of 1998 or early 1999. Implementation costs are expensed as incurred and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

With a current ratio (i.e., current assets divided by current liabilities) of 1.75 and less than $200,000 of long-term liabilities at December 31, 1997, the Company does not believe that it will need additional working capital to fund its current operations for the foreseeable future. However, the Company is presently pursuing obtaining a committed line of credit to supplement its working capital. Although the Company believes that it will be able to secure a committed line of credit or raise additional working capital through either an equity offering, or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital will be available to it, and if available, would be at terms and conditions acceptable to the Company.

Forward Looking Information

General - This Annual Report on Form 10-K contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussion set forth under "Item 1. Business" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements of dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

Business Strategy - The Company's business strategy includes strengthening its position in the markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company's members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses. In December 1997, the Company undertook a restructuring of management and commenced a re-evaluation of the Company's operations and businesses with a view towards enhancing the Company's operations and focusing on the Company's operations which have generated substantially all of the membership growth and profits in recent years. For the year ended December 31, 1997 the Company reported a net loss of $35.1 million which included a $16.0 million non-cash litigation charge and a $3.0 million management restructuring charge. Excluding these charges, the Company would have reported a net loss of $16.1 million which was virtually entirely due to losses reported for the Company's Illinois and Carolinas health plans. The Company is currently reviewing and pursuing strategic alternatives with respect to these and its other health plans which may include dispositions and or acquisitions in support of the Company's business strategy.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------



The Board of Directors and Shareholders
Maxicare Health Plans, Inc.


We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the information with respect to the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                   ERNST & YOUNG LLP


Los Angeles, California
February 6, 1998, except Note 5
which date is February 28, 1998

                MAXICARE HEALTH PLANS, INC.
                CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands except par value)


                                                                   December 31,
                                                                1997         1996
                                                             ---------    ---------
  Cash and cash equivalents - Note 2........................ $  51,881    $  55,568
  Marketable securities - Note 2............................    47,843       58,650
  Accounts receivable, net - Note 2.........................    26,024       33,107
  Deferred tax asset - Note 7...............................    18,061       18,000
  Prepaid expenses..........................................     6,763        3,001
  Other current assets......................................       653          279
                                                             ---------    ---------
    TOTAL CURRENT ASSETS....................................   151,225      168,605
                                                             ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441        5,441
  Furniture and equipment...................................    18,135       18,875
                                                             ---------    ---------
                                                                23,576       24,316
    Less accumulated depreciation and amortization..........    22,330       22,875
                                                             ---------    ---------
    NET PROPERTY AND EQUIPMENT..............................     1,246        1,441
                                                             ---------    ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       509          109
  Restricted investments - Note 2...........................    14,135       14,099
  Intangible assets, net....................................       307          268
                                                             ---------    ---------
    TOTAL LONG-TERM ASSETS..................................    14,951       14,476
                                                             ---------    ---------

    TOTAL ASSETS............................................ $ 167,422    $ 184,522
                                                             =========    =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $  67,334    $  52,294
  Accounts payable..........................................       528          711
  Deferred income...........................................     7,220        7,234
  Accrued salary expense....................................     3,304        3,376
  Other current liabilities.................................     7,805        4,150
                                                             ---------    ---------
    TOTAL CURRENT LIABILITIES...............................    86,191       67,765
LONG-TERM LIABILITIES.......................................       195          511
                                                             ---------    ---------
    TOTAL LIABILITIES.......................................    86,386       68,276
                                                             ---------    ---------
COMMITMENTS AND CONTINGENCIES - Note 4

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1997 - 17,936 shares and 1996 - 17,565 shares issued and
    outstanding - Note 5....................................       179          176
  Additional paid-in capital................................   254,376      249,804
  Notes receivable from shareholders - Note 6...............    (4,704)
  Accumulated deficit.......................................  (168,815)    (133,734)
                                                             ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY..............................    81,036      116,246
                                                             ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 167,422    $ 184,522
                                                             =========    =========



                      See notes to consolidated financial statements.



                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands except per share data)



                                                           Years ended December 31,
                                                         1997       1996       1995
                                                       --------   --------   --------
REVENUES
   Commercial premiums................................ $457,628   $447,151   $408,901
   Governmental premiums..............................  200,452    107,819     60,233
   Other income.......................................    5,743      7,795      8,210
                                                       --------   --------   --------
     TOTAL REVENUES...................................  663,823    562,765    477,344
                                                       --------   --------   --------
EXPENSES
   Physician services.................................  267,604    221,259    183,918
   Hospital services..................................  244,540    188,227    148,546
   Outpatient services................................  101,854     79,403     67,482
   Other health care expense..........................   16,871     14,117     14,350
                                                       --------   --------   --------
     TOTAL HEALTH CARE EXPENSES.......................  630,869    503,006    414,296

   Marketing, general and administrative expenses.....   55,702     48,753     43,993
   Depreciation and amortization......................      751      1,279      1,245
   Litigation and management restructuring
    charges - Note 9..................................   19,000
                                                       --------   --------   --------
     TOTAL EXPENSES...................................  706,322    553,038    459,534
                                                       --------   --------   --------
INCOME (LOSS) FROM OPERATIONS.........................  (42,499)     9,727     17,810

   Investment income..................................    7,481      6,528      6,299
   Interest expense...................................      (63)       (97)       (58)
                                                       --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES.....................  (35,081)    16,158     24,051

INCOME TAX BENEFIT....................................               3,267      3,625
                                                       --------   --------   --------
NET INCOME (LOSS)..................................... $(35,081)  $ 19,425   $ 27,676
                                                       =========  ========   ========

NET INCOME (LOSS) PER COMMON SHARE
   - Note 2:

Basic:
  Basic Earnings (Loss) Per Common Share.............. $  (1.96)  $   1.11   $   1.71
                                                       ========   ========   ========
  Weighted average number of common shares
   outstanding........................................   17,897     17,520     16,158
                                                       ========   ========   ========

Diluted:
  Diluted Earnings (Loss) per Common Share............ $  (1.96)  $   1.05   $   1.53
                                                       ========   ========   ========
  Weighted average number of common and common
     dilutive potential shares outstanding............   17,897     18,415     18,137
                                                       ========   ========   ========





                      See notes to consolidated financial statements.



                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)

                                                                      Years ended December 31,
                                                                    1997        1996        1995
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................ $(35,081)   $ 19,425    $ 27,676
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
  Depreciation and amortization..................................      751       1,279       1,245
  Benefit from deferred income taxes.............................      (61)     (4,000)     (4,000)
  Amortization of restricted stock...............................      426         699         583
  Provision for long-term receivables valuation allowance........                            2,004
  Litigation and management restructuring charges................   19,000
  Changes in assets and liabilities:
    Increase in accounts receivable..............................   (7,917)       (161)    (14,632)
    Increase (decrease) in estimated claims and other health
      care costs payable.........................................   15,040       5,280        (446)
    Increase (decrease) in deferred income.......................      (14)      1,962       2,934
    Changes in other miscellaneous assets and liabilities........   (4,303)     (8,511)      2,928
                                                                  --------    --------    --------
Net cash provided by (used for) operating activities.............  (12,159)     15,973      18,292
                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment.........................                                5
  Purchases of property and equipment............................     (301)        (81)       (250)
  Increase in restricted investments.............................      (36)     (1,506)     (1,640)
  Reductions to long-term receivables............................                   91          81
  Additions to long-term receivables.............................     (400)
  Proceeds from sales and maturities of marketable securities....   52,946      51,495      48,460
  Purchases of marketable securities.............................  (42,139)    (60,486)    (54,561)
  Loans to shareholders..........................................   (4,458)
                                                                  --------    --------    --------
Net cash provided by (used for) investing activities.............    5,612     (10,487)     (7,905)
                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................     (384)       (505)       (171)
  Stock options exercised........................................    3,613       1,417       1,621
  Repurchase of restricted stock.................................     (369)
  Redemption of preferred stock..................................                             (525)
                                                                  --------    --------    --------
Net cash provided by financing activities........................    2,860         912         925
                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents.............   (3,687)      6,398      11,312
Cash and cash equivalents at beginning of year...................   55,568      49,170      37,858
                                                                  --------    --------    --------
Cash and cash equivalents at end of year......................... $ 51,881    $ 55,568    $ 49,170
                                                                  ========    ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for -
      Interest................................................... $     57    $    106    $     37
      Income taxes............................................... $    100    $    347    $  2,689

Supplemental schedule of non-cash investing activities:
    Capital lease obligations incurred for purchase of property
      and equipment and intangible assets........................ $    150                $    963

Supplemental schedule of non-cash financing activities:
    Reclassification of preferred stock capital accounts
      to common stock capital accounts pursuant to the
      conversion of preferred stock to common stock..............                         $ 53,195
    Issuance of restricted stock.................................                         $  2,096




                          See notes to consolidated financial statements.



                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)




                                  Number of            Number of          Additional
                                  Preferred Preferred   Common    Common   Paid-in             Accumulated
                                   Shares     Stock     Shares     Stock   Capital     Other     Deficit     Total
                                  --------  ---------  ---------  ------  ----------  -------  ----------- --------

Balances at December 31, 1994....   2,290     $   23    10,850     $108    $246,054            $(180,835)  $ 65,350

  Stock options exercised......                            189        2       1,619                           1,621

  Restricted stock issued......                            130        1          (1)

  Restricted stock amortized...                                                 583                             583

  Preferred stock converted
  to common stock................  (2,269)       (23)    6,251       63         (40)

  Preferred stock redeemed.....       (21)                                     (525)                           (525)

  Net income...................                                                                   27,676     27,676
                                    -----      -----    ------     ----   ---------   -------  ---------    -------

Balances at December 31, 1995....       0          0    17,420      174     247,690             (153,159)    94,705

  Stock options exercised......                            145        2       1,415                           1,417

  Restricted stock amortized...                                                 699                             699

  Net income...................                                                                   19,425     19,425
                                    -----      -----    ------     ----   ---------   -------  ---------    -------
Balances at December 31, 1996....       0          0    17,565      176     249,804             (133,734)   116,246


  Stock options exercised......                            403        4       3,609                           3,613

  Restricted stock amortized...                                                 426                             426

  Retirement of restricted
  stock..........................                          (32)      (1)       (368)                           (369)

  Adjustment to paid-in capital
  for deferred compensation......                                               905                             905

  Notes receivable from
  shareholders...................                                                     $(4,704)               (4,704)

  Net loss.....................                                                                  (35,081)   (35,081)
                                    -----      -----    ------     ----    --------   -------  ---------   --------

Balances at December 31, 1997....       0      $   0    17,936     $179    $254,376   $(4,704) $(168,815)  $ 81,036
                                    =====      =====    ======     ====    ========   =======  =========   ========





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

Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in Illinois, Indiana, Louisiana, North Carolina and California which constitute approximately 1% of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1997. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than 1% of the Company's revenues for the year ended December 31, 1997.

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

Cash and cash equivalents consist of the following at December 31:

                                        1997        1996
  (Amounts in thousands)              -------     -------
  Cash..............................  $ 6,379     $ 5,378
  Certificates of deposit...........    6,552       8,163
  Commercial paper..................    3,191      13,535
  Money market funds................    9,403       9,787
  Repurchase agreements.............    8,783       3,258
  U.S. Government obligations.......   15,533      15,447
  Corporate notes...................    2,040
                                      -------     -------
                                      $51,881     $55,568
                                      =======     =======


Investments

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

During 1997, the Company sold marketable securities having a book value of $15.9 million, realizing a net gain of $178,000.

The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):


                                        1997                        1996
                                ----------------------     -----------------------
                                             Estimated                   Estimated
                                Amortized      Fair        Amortized       Fair
(Amounts in thousands)            Cost         Value         Cost          Value
                                ---------    ---------     ---------     ---------
Available-for-sale:
  U.S. Government obligations..  $45,585      $45,603       $48,467       $48,354

  Corporate notes..............    2,232        2,252         9,632         9,700

  Other........................       26           26           551           564
                                 -------      -------       -------       -------
                                 $47,843      $47,881       $58,650       $58,618
                                 =======      =======       =======       =======
Held-to-maturity:
  U.S. Government obligations..  $11,159      $11,176       $10,974       $10,991

  Corporate notes..............      101          101

  Other........................    2,875        2,875         3,125         3,125
                                 -------      -------       -------       -------
                                 $14,135      $14,152       $14,099       $14,116
                                 =======      =======       =======       =======

The contractual maturities of investments at December 31, 1997 were as follows:

                                                      Estimated
                                          Amortized     Fair
(Amounts in thousands)                      Cost        Value
                                          ---------   ---------
Available-for-sale:
  Due in one year or less................  $10,812     $10,854

  Due after one year through five years..   37,031      37,027
                                           -------     -------
                                           $47,843     $47,881
                                           =======     =======

Held-to-maturity:
  Due in one year or less...............   $13,458     $13,477

  Due after one year through five years..      677         675
                                           -------     -------
                                           $14,135     $14,152
                                           =======     =======

Accounts Receivable

Accounts receivable consisted of the following at December 31:


                                            1997        1996
  (Amounts in thousands)                  -------     -------
  Premiums receivable.................... $28,563     $33,330
  Allowance for retroactive
    billing adjustments..................  (6,926)     (5,112)
                                          -------     -------
  Premiums receivable, net...............  21,637      28,218

  Other..................................   4,387       4,889
                                          -------     -------
  Accounts receivable, net............... $26,024     $33,107
                                          =======     =======

Premiums receivable included as of December 31, 1996 an estimated $15.0 million for amounts due the Company with respect to the prior operation of a governmental managed care program of which $10.0 million was recorded as Other Income for the year ended December 31, 1995. This receivable was written off by the Company in the first quarter of 1997 in conjunction with the recording of a $16.0 million litigation charge.

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

Intangible Assets

Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over five years. Accumulated amortization of intangible assets at December 31, 1997 and 1996 is $2.0 million and $1.8 million, respectively.

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

Insurance

The Company's operating entities, except in North Carolina, South Carolina and California, are self-insured for risks on certain medical and hospital claims incurred by their members. The North Carolina and South Carolina HMOs maintain medical and hospital claims reinsurance coverage with MLH. The California HMO maintains medical and hospital claims reinsurance coverage for its Los Angeles County Medicaid line of business with Health Care Assurance Company Limited ("HCAC"), a wholly-owned subsidiary of MHP.

In addition, the Company's operating entities are self-insured for medical malpractice claims with the exception of the California HMO, which maintains malpractice coverage through HCAC.

Premium Deficiencies

Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No such deficiencies exist at December 31, 1997.

Net Income Per Common Share

Effective December 15, 1997 the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". SFAS No. 128 requires the presentation of "basic earnings per share" (which excludes dilution) and "diluted earnings per share" as replacements for primary earnings per share and fully diluted earnings per share. Restatement of all earnings per share calculations presented in the financial statements is required by SFAS No. 128.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding subsequent to the conversion date.

Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period and shares assumed to be issued upon conversion of the Company's preferred stock. Common shares issued upon the conversion of preferred stock have been included in the weighted average number of common shares outstanding and the preferred shares have been excluded from the weighted average number of common equivalent shares outstanding subsequent to the conversion date.

The  following  is   a   reconciliation   of   the  numerators  and
denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:


                                                         Years ended December 31,
                                                      1997         1996        1995
                                                    --------     --------    --------

Basic earnings (loss) per common share:

Numerator - Net income (loss).....................  $(35,081)    $ 19,425    $ 27,676
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,897       17,520      16,158
                                                    ========     ========    ========

Basic earnings (loss) per common share............. $  (1.96)    $   1.11    $   1.71
                                                    ========     ========    ========


Diluted earnings (loss) per common share:

Numerator - Net income (loss)...................... $(35,081)    $ 19,425    $ 27,676
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,897       17,520      16,158
  Dilutive stock options...........................                   895         820
  Dilutive impact of preferred stock
    outstanding through March 14, 1995.............                             1,159
                                                    --------     --------    --------
                                                      17,897       18,415      18,137
                                                    ========     ========    ========

Diluted earnings (loss) per common share........... $  (1.96)    $   1.05    $   1.53
                                                    ========     ========    ========


Stock options are excluded  from  the  calculation  of  diluted  loss  per share for 1997 because the inclusion of stock options would have an anti-dilutive effect.

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

Restrictions on Fund Transfers

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1997, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $37.2 million at December 31, 1997, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.8 million and $11.0 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit and dividend limitations representing the remaining $13.4 million. The Company's total Restricted Net Assets at December 31, 1997 were $37.5 million. In addition to the $13.4 million in cash, cash equivalents and marketable securities held by MHP, approximately $9.4 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1997.

Reclassifications

Certain amounts for 1996 have been reclassified to conform to the 1997 presentation.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1997 management believes that the Company had no significant concentrations of credit risk.

NOTE 3 - LITIGATION

The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.3 million, $2.4 million and $2.5 million reported for the years ended December 31, 1997, 1996 and 1995, respectively. Sublease rental revenue of $72,000 is reported for the year ended December 31, 1995.

Assets held under capital leases at December 31, 1997 and 1996 of $696,000 and $872,000, respectively, (net of $1,043,000 and
$749,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1997 were as follows:

                                        Operating  Capitalized
                                         Leases      Leases
         (Amounts in thousands)         ---------  -----------
         1998..........................  $2,446       $375
         1999..........................   2,001         53
         2000..........................     996         15
         2001..........................     776         15
         2002..........................     639         11
         Thereafter....................     579
                                         ------       ----
         Total minimum
           obligations.................  $7,437        469
                                         ======

         Less current
           obligations.................                375
         Long-term                                    ----
           obligations.................               $ 94
                                                      ====

NOTE 5 - CAPITAL STOCK

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

Preferred Stock

In the first quarter of 1992 MHP issued 2,400,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and redeemed certain Senior Notes issued in conjunction with the Company's joint plan of reorganization, as modified (the "Reorganization Plan").

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

Common Stock

The Company is authorized to issue 40.0 million shares of $.01 par value Common Stock. Under the Reorganization Plan 10.0 million shares of the Company's Common Stock were issued for the benefit of holders of allowed claims, interest and equity claims. An additional 6.6 million shares were issued upon the conversion of Series A Stock in 1994 and 1995, and .4 million shares were issued in connection with the exercise of warrants issued pursuant to the Reorganization Plan. As of December 31, 1997 approximately 17.9 million shares of the Company's Common Stock were outstanding. The Certificate of Incorporation of the Company prohibits the issuance of certain non-voting equity securities as required by the United States Bankruptcy Code.

Shareholder Rights Plan

On February 24, 1998, the Board of Directors of the Company (the "Board") adopted a Shareholder Rights Plan (the "Rights Plan") designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Under the Rights Plan, each shareholder will receive a dividend of one Right for each share of the Company's outstanding Common Stock. Each Right shall entitle the holder thereof to purchase 1/500th of a share of the Company's Series B Preferred Stock (the "Series B Preferred") for $45.00 (the "Exercise Price"). Each 1/500th Series B Preferred (the "Preferred Fraction") share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

The Rights will initially be attached to the Company's Common Stock and will not be exercisable until a shareholder or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in the Company's Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders, the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of the Company's Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if the Company is acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan.

The Rights shall attach to all common shares held by the Company's shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock that are newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The rights will expire on February 23, 2008. The Company may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company's Common Stock. Any current holder that has previously advised the Company of owning an amount in excess of 15% of the Company's Common Stock as of the date hereof has been "grandfathered" with respect to their current position, including allowance for certain small incremental additions thereto.

Stock Option Plans

Pursuant to the Reorganization Plan, Mr. Peter J. Ratican, Chief Executive Officer and President, and Mr. Eugene L. Froelich, formerly Chief Financial Officer and Executive Vice President - Finance and Administration ("Senior Management") each received stock options, which are all currently exercisable and which expire on December 5, 2000, to purchase up to 277,778 shares of Common Stock at a price of $6.54 per option share. As of January 1, 1992, the Company entered into employment agreements with Senior Management. Under the terms of these employment agreements, each member of Senior Management received a grant of stock options on February 25, 1992, to purchase up to 150,000 shares of Common Stock at a price of $8.00 per option share; both Mr. Ratican and Mr. Froelich exercised these options in February 1997.

In December 1990, the Company approved the 1990 Stock Option Plan (the "1990 Plan"). Under the terms of the 1990 Plan, as amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan and 1995 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1990 Plan and 1995 Plan have been at an exercise price equal to 100% of the fair market value of the stock at the date of grant.

In July 1996, the Company approved the Outside Directors 1996 Formula Stock Option Plan (the "Formula Plan"). Under the terms of the Formula Plan, the Company may issue up to an aggregate of 125,000 nonqualified stock options to directors who are not employees or officers of the Company (the "Outside Directors"). On the date the Formula Plan was adopted, each Outside Director received a grant of stock options to purchase 5,000 shares of Common Stock. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 5,000 shares of Common Stock. Options granted under the Formula Plan are at an exercise price equal to 100% of the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant.

In July 1996, the Company approved the Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan"). Under the terms of the Senior Executives Plan, the Company may issue up to an aggregate of 700,000 nonqualified stock options to Mr. Ratican and Mr. Froelich (the "Senior Executives" and individually the "Senior Executive"). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by the Company shall receive a grant of stock options to purchase 70,000 shares of Common Stock. Mr. Froelich's continuing participation in the Senior Executives Plan ceased when his employment with the Company was terminated in December 1997. Options granted under the Senior Executives Plan are at an exercise price equal to 100% of the fair market value of the stock at the date of grant, vest immediately and expire 10 years From the date of grant.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                           1997                         1996                         1995
                                 --------------------------   --------------------------   --------------------------
                                 Options   Weighted-Average   Options   Weighted-Average   Options   Weighted-Average
                                  (000)     Exercise Price     (000)     Exercise Price     (000)     Exercise Price
                                 -------   ----------------   -------   ----------------   -------   ----------------

Outstanding beginning of year      2,063        $11.92         1,700        $10.56          1,716        $ 8.45
  Granted (a)                        185         22.18           543         16.09            219         25.53
  Exercised                         (403)         8.96          (145)         9.76           (189)         8.58
  Forfeited                          (85)        20.96           (35)        19.45            (46)        11.38
Outstanding end of year            1,760         13.23         2,063         11.91          1,700         10.56
Exercisable end of year            1,478         12.21         1,503          9.47          1,316          7.83


(a) The weighted-average fair value of options granted during  1997, 1996 and 1995 was $10.23,
$7.47 and $11.29, respectively.



The following table summarizes information about stock options outstanding at December 31, 1997:


                                  Options Outstanding                        Options Exercisable
                  -------------------------------------------------   -------------------------------

                    Number      Weighted-Average                        Number
                  Outstanding      Remaining                          Exercisable
   Range of       at 12/31/97   Contractual Life   Weighted-Average   at 12/31/97    Weighted-Average
Exercise Prices      (000)       (# of Months)     Exercise Price        (000)        Exercise Price
---------------   -----------   ----------------   ----------------   -----------    ----------------
$ 6.40 - $12.75        814            31               $ 7.11              814           $ 7.11
$13.25 - $19.13        521            83                14.16              366            14.13
$21.25 - $28.38        425           103                23.83              298            23.77
                     -----                                               -----
$ 6.40 - $28.38      1,760            64                13.23            1,478            12.21
                     =====                                               =====

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: volatility factors of the expected market price of the Company's common stock of .43, .43 and .41; a weighted-average expected life of the options of 5.0, 5.0 and 4.8 years; risk-free interest rate of 6.0% and dividend yield of 0%.

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

Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from January 1, 1995 through December 31, 1997. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, for example, because options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):
                                  1997     1996      1995
                                --------  -------   -------
Pro forma net income (loss)     $(38,047) $17,211   $27,623

Pro forma earnings (loss) per
common share:
  Basic                         $  (2.13) $   .98   $  1.71
  Diluted                       $  (2.13) $   .93   $  1.52

Restricted Stock

On February 27, 1995 the Board of Directors of the Company approved Restricted Stock Grant Agreements awarding 65,000 shares of Restricted Stock each to Mr. Ratican and Mr. Froelich
(individually the "Executive"). Mr. Froelich's Restricted Stock vested upon the termination of his employment with the Company on December 11, 1997. Mr. Ratican's Restricted Stock vested on February 27, 1998 upon the expiration of the three year vesting period.

The Company has measured the total compensation cost of the Restricted Stock awards as the excess of the quoted market price of similar but unrestricted shares of stock at the award date, subject to certain adjustments, over the purchase price, if any, of the Restricted Stock. The quoted market price of shares of the Company's Common Stock at the date of grant was $16.125, and the Restricted Stock was awarded to the Executives at no cost. The total compensation cost of the Restricted Stock grants recognized through December 31, 1997 was $1,706,000.

NOTE 6 - NOTES RECEIVABLE FROM SHAREHOLDERS

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich the Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the "Executives" and individually the "Executive"), whereby the Company loaned to each Executive
$2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992. The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 was 6.25%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest of such Executive as of such date. The principal and accrued interest at December
31, 1997 has been reflected as a reduction of shareholders' equity.

NOTE 7 - INCOME TAXES

The benefit for income taxes at December 31 consisted of the following:


                                  1997      1996      1995
(Amounts in thousands)          -------   -------   -------
Current:
  Federal...................... $  (12)   $   518   $   236
  State........................     73        215       139
                                -------   -------   -------
                                    61        733       375
                                -------   -------   -------
Deferred:
  Federal......................            (3,400)   (3,400)
  State........................    (61)      (600)     (600)
                                -------   -------   -------
                                   (61)    (4,000)   (4,000)
                                -------   -------   -------
Benefit for income taxes....... $  --     $(3,267)  $(3,625)
                                =======   =======   =======


The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                  1997        1996        1995
(Amounts in thousands)         ----------  ----------  ----------
Loss carryforwards...........  $(110,899)  $ (97,444)  $(102,721)
Depreciation.................     (1,540)     (1,371)     (1,316)
Other........................     (3,207)     (3,075)     (2,568)
                               ---------   ---------   ---------

Gross deferred tax assets....   (115,646)   (101,890)   (106,605)
                               ---------   ---------   ---------

Deferred tax assets valuation
  allowance.................      97,585      83,890      92,605
                               ---------   ---------   ---------

Deferred tax asset..........   $ (18,061)  $ (18,000)  $ (14,000)
                               =========   =========   =========

The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:


                                       1997      1996      1995
(Amounts in thousands)               --------  -------   -------
Tax provision (benefit)
  at statutory rate................. $(11,928) $ 5,494   $ 8,177
State income taxes..................       73      215       139
Exercise of nonqualified stock
  options...........................   (1,755)    (809)     (577)
Benefit of NOL carryforwards........            (4,167)   (7,364)
Anticipation of future benefit of
  NOLs..............................      (61)  (4,000)   (4,000)
Limitation on current-year tax
  benefit due to unrealized NOL
  carryforwards.....................   13,671
                                     --------  -------   -------

Benefit for income taxes............ $  --     $(3,267)  $(3,625)
                                     ========  =======   =======


The Company's net operating loss (NOL) carryforwards increased due to a $39 million NOL for tax purposes incurred in 1997. At December 31, 1997, the Company had NOL carryforwards for federal tax purposes expiring as follows (amounts are in millions):


          Year of
         Expiration                    NOL

            2003                     $ 174.5
            2004                        94.5
            2005                         1.4
            2006                         2.6
            2007                         1.6
            2112                        39.0
                                     -------
         Total NOL carryforwards     $ 313.6
                                     =======

On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. From the Effective Date through December 31, 1995 the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 1997 the Company has utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $104 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under Section 382 of the IRC on NOLs would be recalculated.

SFAS No. 109 "Accounting for Income Taxes" requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $45 million of NOLs. Accordingly, the Company has recognized an aggregate deferred tax asset of $18.1 million as of December 31, 1997 related to anticipated future utilization of NOLs.

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

The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Savings Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions totaled $400,000, $350,000 and $302,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. Compensation expense recognized in connection with the SERP was $984,000 for the year ended December 31, 1997. Of this compensation expense recognized in 1997, $700,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Financial Officer and an additional former executive which was included in the $3.0 million management restructuring charge recorded in the fourth quarter of 1997 (see Note 9 - Litigation and Management Restructuring Charges).

NOTE 9 - LITIGATION AND MANAGEMENT RESTRUCTURING CHARGES

On March 31, 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims that Penn Health Corporation ("Penn Health"), a subsidiary of the Company, is not entitled to any recovery on its claim against the Pennsylvania Department of Public Welfare ("DPW") for in excess of $24 million plus accrued interest, in connection with the operation of a Medicaid managed care program from 1986 through 1989. Accordingly, the Company recorded in the first quarter of 1997 a $16.0 million litigation charge to fully reserve for the recorded estimate of $15.0 million due the Company from the DPW and related litigation costs. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Board's order and to award the Company damages. DPW has filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract. The Company believes the resolution of this matter and the Penn Health bankruptcy case will not adversely impact the Company's ongoing business and operations.

In the fourth quarter of 1997 the Company recorded a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the employment agreement of Eugene L. Froelich, the Company's former Chief Financial Officer.

Quarterly Results of Operations (Unaudited)

The  following  is  a  tabulation   of  the  quarterly  results  of
operations for the years ended December 31:

(Amounts in thousands,                                  Three months ended,
except per share data)                     ---------------------------------------------
---------------------                      March 31     June 30     Sept 30     Dec 31
                                           ---------   ---------   ---------   ---------

1997
----
Revenues                                   $154,496    $163,070    $171,716    $174,541

Income (loss) from operations (1)           (11,711)      2,133     (19,790)    (13,131)

Net income (loss)                            (9,909)      4,229     (17,988)    (11,413)

Net income (loss) per common share:
  Basic                                    $   (.56)   $    .24    $  (1.00)   $   (.64)
  Diluted                                  $   (.56)   $    .23    $  (1.00)   $   (.64)

1996
----

Revenues                                   $131,766     $134,573    $140,794   $155,632

Income (loss) from operations              $  4,184     $   (993)   $  3,453   $  3,083

Net income (2)                             $  5,736     $    523    $  5,025   $  8,141

Net income per common share:
  Basic                                    $    .33     $    .03    $    .29   $    .46
  Diluted                                  $    .31     $    .03    $    .27   $    .44


(1) A $16.0 million litigation charge was recorded in  the first quarter of 1997 as a result of a ruling by the Commonwealth of  Pennsylvania  Board of Claims denying the Company recovery on its receivable of $15.0  million  due  the  Company  from the Pennsylvania Department of
    Public Welfare, in connection with the  operation  of  a Medicaid managed care program from
    1986 through 1989, and related litigation  costs.    A $20.0 million charge was recorded in
    the third quarter of 1997 to increase  health care claims reserves for unanticipated health care costs.  A $3.0  million  management  restructuring  charge  was recorded in the fourth quarter of 1997 for termination  expenses  primarily  related  to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

(2) Includes $3.4 million of income tax benefits from  the recording of a deferred tax asset in the fourth quarter of 1996 (see "Item 8. Financial Statements and Supplementary Data - Note
    7 to the Company's Consolidated Financial Statements").

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

Compliance with Section 16(A) of the Securities Exchange Act of
---------------------------------------------------------------
1934
----

In December of 1997 Randall S. Anderson, Senior Vice President, Plan Operations Support, was designated an executive officer of the Company. Mr. Anderson did not file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission until March 20, 1998. Mr. Anderson engaged in no transactions involving the Company's Common Stock between the time of his designation as an executive officer and his Form 3 filing.

Based upon its review of such reports received by it and written representations of reporting persons, the Company believes that, except for the above mentioned item, its executive officers and directors filed all required reports on a timely basis.

Item 11. Executive Compensation
         ----------------------

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995, of those persons who were, at December 31, 1997 (i) the chief executive officer, (ii) the other four most highly compensated executive officers of the Company or (iii) would have been among the four most highly compensated executive officers of the Company had they held such title at December 31, 1997 (collectively the "Named Officers"):


                        Summary Compensation Table


                                                                                 Long-Term
                                            Annual Compensation                 Compensation
                                    ----------------------------------     ----------------------
                                                                           Stock       Restricted
                                              Reorganization               Options       Stock
                                                  Plan                     Awards        Awards      All Other
Name and Principal Position  Year    Salary     Bonus(1)      Bonus(2)      (#)           (3)      Compensation(4)
---------------------------  ----   --------  --------------  --------    --------     ----------  ---------------
Peter J. Ratican             1997   $500,000     $71,993                   70,000                    $4,800
Chairman of the Board        1996   $481,250                  $146,872     70,000                    $4,500
of Directors, Chief          1995   $425,000     $25,278      $356,862                 $1,048,125    $4,500
Executive Officer and
President

Eugene L. Froelich (5)       1997   $400,000     $71,993                   70,000                    $4,800
Executive Vice President -   1996   $381,250                  $146,872     70,000                    $4,500
Finance and Administration,  1995   $325,000     $25,278      $356,862                 $1,048,125    $4,500
Chief Financial Officer
and Director

Richard A. Link (6)          1997   $220,000                                                         $4,800
Executive Vice President -   1996   $215,000                               10,000                    $4,500
Finance and Administration,  1995   $205,000                               10,000                    $4,500
Chief Financial Officer

Randall S. Anderson          1997   $190,000                                                         $4,800
Senior Vice President-       1996   $180,000                               10,000                    $4,500
Plan Operations Support      1995   $165,000                               10,000                    $4,500

Alan D. Bloom                1997   $218,000                                                         $4,800
Senior Vice President,       1996   $213,000                                5,000                    $4,500
Secretary and General        1995   $208,000                                                         $4,500
Counsel

Aivars L. Jerumanis          1997   $200,000                                                         $4,800
Senior Vice President -      1996   $195,000                                5,000                    $4,500
Management Information       1995   $190,000                                5,000                    $4,500
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

(3)  These amounts represent the fair market value  of  65,000 shares of Restricted Stock awarded to each of the Named Officers on February  27,  1995,  based  upon the closing market price of the
     Company's Common Stock on that date ($16.125).  Mr. Froelich's Restricted Stock vested upon his
     termination from the Company  on  December  11,  1997.    Based  upon  the closing price of the
     Company's Common Stock on that day ($11.25) the  Restricted Stock awarded to Mr. Froelich had a fair market value of $731,250 upon vesting. The  Restricted Stock held by Mr. Ratican vested on
     February 27, 1998.   Based upon the closing price of the Company's Common Stock at December 31,
     1997 ($10.88), the Restricted Stock awarded to Mr.  Ratican had a fair market value of $707,200 at that date.

(4)  These amounts include contributions made by  the  Company  on behalf of the Named Officer under the Company's 401(k) Savings Incentive Plan.

(5)  Mr. Froelich's employment as Executive  Vice  President  - Finance and Administration and Chief
     Financial Officer of the Company was terminated on December 11, 1997.  Mr. Froelich resigned as
     a director of the Company effective January 30,  1998.   On January 30, 1998 the Company made a
     payment of $2,200,000 to Mr.  Froelich  in  settlement  of  certain obligations pursuant to Mr.
     Froelich's Restated Employment Agreement.

(6)  Mr. Link served as  Senior  Vice  President  -  Accounting  and  Chief Accounting Officer until
     December 11, 1997 when he was named  Executive  Vice President - Finance and Administration and
     Chief Financial Officer.

Option Grants
-------------

Shown below is further information on grants of stock options pursuant to the Senior Executives Plan during the year ended December 31, 1997, to the Named Officers which are reflected in the Summary Compensation Table.


                         Number of    Percentage of                                      Potential Realizable
                         Securities   Total Options                                        Value at Assumed
                         Underlying    Granted to     Exercise or                        Annual Rates of Stock
                         Options      Employees in    Base Price        Expiration        Price Appreciation
       Name              Granted (1)  Fiscal 1997     ($/share)(2)         Date           for Option Term (3)
-------------------      -----------  -------------   ------------     -------------     ---------------------
                                                                                            5%          10%
                                                                                         --------   ----------
Peter J. Ratican           70,000        43.75%        $22.25          Jan. 1, 2007      $979,503   $2,482,254
Eugene L. Froelich         70,000        43.75%        $22.25          Jan. 1, 2007      $979,503   $2,482,254


(1)  Options were granted under the Senior Executives Plan  as of January 1, 1997 and vest upon date of grant.

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


Option Exercises and Fiscal Year-End Values
-------------------------------------------

Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1997 and prior years under employment agreements, the 1990 Stock Option Plan, the 1995 Stock Option Plan and the Senior Executives Plan to the Named Officers and held by them at December 31, 1997.


                         Number of Unexercised          Value of Unexercised
                           Options Held At             In-the-Money Options At
                          December 31, 1997             December 31, 1997 (1)
                       -------------------------     -------------------------
      Name             Exercisable Unexercisable     Exercisable Unexercisable
-------------------    ----------- -------------     ----------- -------------
                          >
Peter J. Ratican         417,778                     $1,204,168
Eugene L. Froelich       417,778                     $1,204,168
Richard A. Link           69,999      10,001         $  149,975
Randall S. Anderson       29,999      10,001         $    6,225
Alan D. Bloom              4,166       3,334         $
Aivars L. Jerumanis       34,999       5,001         $   63,725


(1) Based on the closing price on the NASDAQ-NMS on that date ($10.88), net of the option exercise price.


Shown below is information with respect to stock options exercised by Named Officers in 1997.


                                                              Number of                  Value of
                           Number of                    Securities Underlying        Unexercised In-the
                            Shares                       Unexercised Options          Money Options at
                          Acquired on     Value          at December 31, 1997        December 31, 1997
       Name                Exercise      Realized      Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------       -----------   ----------     -------------------------  -------------------------
Peter J. Ratican            150,000     $2,043,750          417,778 /   0           $1,204,168 / $   0
Eugene L. Froelich          150,000     $2,043,750          417,778 /   0           $1,204,168 / $   0
Alan D. Bloom                 5,000     $   70,300            4,166 / 3,334         $     0    / $   0

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

The Restated Employment Agreements provide that upon the termination of either member of Senior Management by the Company
(i) for reasons other than death, incapacity, or "Cause" or (ii) voluntary termination for "Good Reason" as such term is defined in the Restated Employment Agreements or (iii) voluntary termination by the member of Senior Management except for Good Reason ("Without Cause"), the terminated member will be entitled to receive (a) a payment equal to the balance of the terminated member's annual base salary which would have been paid over the remainder of the term of the Restated Employment Agreement; (b) an additional one year's annual base salary; (c) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the Restated Employment Agreement; (d) immediate vesting of all stock options; and (e) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. "Cause" is defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or
(iii) the conviction for a felony or of a crime involving moral turpitude, dishonesty or theft. In the event of a "Change of Control" of the Company, either member of Senior Management may elect to terminate the Restated Employment Agreement within 120 days after such "Change of Control" (the "Change of Control
Period") in which case the electing member will be entitled to receive a payment equal to 2.99 times that member's average annualized compensation from all sources from and relating to the Company, which is includable in that member's gross income (including the value of unexercised options and termination of forfeiture restrictions on shares of Common Stock issued to that member pursuant to the terms of the Restricted Stock Agreement) for the most recent five taxable years ending with and including the calendar year in which the "Change of Control" occurs, together with the immediate vesting of all options to purchase shares of Common Stock not otherwise already vested pursuant to the terms of such options and all shares of Restricted Stock not otherwise already vested pursuant to the terms of the applicable Restricted Stock Agreement (the "Change of Control Payment"). "Change of Control" is defined as: (i) any transaction or occurence which results in the Company ceasing to be publically owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than 40% of the combined voting power of the Company's outstanding securities; (iii) a change in the composition of the Board, as set forth in the Restated Employment Agreement;
(iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than 60% of the equity; or (v) the sale or transfer of all or substantially all of the Company's assets. In the event of death or incapacity, the member of Senior Management or his estate, shall receive the equivalent of 90 days base salary and in the case of incapacity, the continuation of health and disability benefits. The Restated Employment Agreements also provide that in the event either member of Senior Management does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing Restated Employment Agreement before the expiration of such Restated Employment Agreements, such member will be entitled to receive a payment equal to one year's base salary under the terminating agreement. Under these Restated Employment Agreements, each member of Senior Management will be entitled to receive an annual performance bonus calculated using a formula, as set forth in the Restated Employment Agreements, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock (a "Sale"), Senior Management will be entitled to a sale bonus calculated using a formula which is based on a percentage of the excess value of the Company over an initial value as set forth in the Restated Employment Agreements (the "Sale Bonus"). Each member of Senior Management shall be entitled to a Sale Bonus if a Sale occurs during the term of the Restated Employment Agreements or thereafter if a definitive agreement with respect to a Sale, which is consummated, is entered into within 90 days after the termination of such member of Senior Management's Restated Employment Agreement either by the Company without Cause or by such member of Senior Management for Good Reason.

Effective March 28, 1998, Mr. Ratican's Restated Employment Agreement was amended to provide that in the event Mr. Ratican's employment with the Company terminates for any reason other than for "Cause" during the Change of Control Period he would be entitled to receive the Change of Control Payment. In addition, Mr. Ratican would be entitled to a Sale Bonus if after a Change of Control a definitive agreement with respect to a Sale, which is consummated, is entered into (a) within one year if Mr. Ratican elects to terminate the Restated Employment Agreement as a result of the Change of Control or the Restated Employment Agreement terminates during the Change of Control Period as a result of Mr. Ratican's death or incapacity or (b) on or before March 31, 2001 if the Company elects to terminate Mr. Ratican's Restated Employment Agreement Without Cause or Mr. Ratican terminates such Restated Employment Agreement for Good Reason.

On December 11, 1997 the employment of Mr. Froelich was terminated. Effective January 30, 1998 the Company and Mr. Froelich entered into an agreement (the "Release") which settled various obligations of the Restated Employment Agreement. Pursuant to the Release the Company made on January 30, 1998 a settlement payment to Mr. Froelich of $2.2 million in satisfaction of various provisions of the Restated Employment Agreement, including (i) the payment of his base salary through the remainder of the term, (ii) the payment of an additional one year's annual base salary, (iii) the settlement of any performance bonus which would otherwise be payable over the remainder of the term, and (iv) the settlement of the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. In addition, pursuant to the terms of the Restated Employment Agreement, Mr. Froelich received the full vesting of all 65,000 shares of Restricted Stock effective December 11, 1997 and in connection therewith Mr. Froelich delivered to the Company 32,728 shares to pay withholding taxes whereupon the Company delivered the remaining 32,272 shares to Mr. Froelich. The Company remains obligated for all benefits due or which may become due Mr.

Froelich pursuant to the terms of the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan; however, the parties clarified these obligations pursuant to the Release. On January 30, 1998 Mr. Froelich resigned from the Board of Directors of the Company.

As of January 1, 1995, the Company entered into an employment agreement effective through December 31, 1997 with Richard A. Link. The contract provided for a minimum base salary of $205,000 subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. On December 11, 1997 Mr. Link was named Executive Vice President - Finance and Administration and Chief Financial Officer of the Company. As of December 11, 1997, the Company entered into a three-year employment agreement with Mr. Link which provides for an annual base salary of $275,000, subject to increases and bonuses as may be determined from time to time by the Company's Chief Executive Officer. The employment agreement further provides that upon the termination of Mr. Link by the Company without Cause or the voluntary termination of employment by Mr. Link for certain reasons as set forth in the employment agreement Mr. Link will be entitled to receive (i) a payment equal to the balance of his annual base salary which would have been paid over the remainder of the term of the employment agreement; (ii) an additional one year's annual base salary; (iii) immediate vesting of all stock options; and (iv) the continuation of the right to participate in any profit sharing, pension ,life, health and accident insurance, or other employee benefit plans including a car allowance through December 11, 2000. Cause is defined as: (i) the continued failure or refusal to substantially perform duties pursuant to the terms of the employment agreement;
(ii) the engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction of a felony or of a crime involving moral turpitude. In the event of a "Change of Control" of the Company, Mr. Link may elect to terminate the employment agreement within 120 days after such Change in Control in which case he will be entitled to receive a payment equal to 2.99 times his annualized compensation, as defined. In the event of death or incapacity, Mr. Link, or his estate, shall receive the equivalent of 90 days base salary and in the case of incapacity, the continuation of health and life insurance benefits. The employment agreement also provides that in the event Mr. Link does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing employment agreement, Mr. Link will be entitled to receive a payment equal to one year's base salary under the terminating agreement.

As of January 1, 1995, the Company entered into employment agreements, effective through December 31, 1997, with Randall S. Anderson, Alan D. Bloom, and Aivars L. Jerumanis. The contracts provided for minimum base salaries of $165,000, $208,000, and $190,000 for Messrs. Anderson, Bloom, and Jerumanis, respectively, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. As of January 1, 1998, the Company entered into new employment agreements with Mr. Anderson and Mr. Bloom effective through December 31, 1999 and

December 31, 1998, respectively. Pursuant to these respective agreements, in the event that either Mr. Anderson or Mr. Bloom is terminated without cause as set forth in the agreements, he will be entitled to receive (a) the greater of his base salary through the expiration date of the agreement or six months base salary and (b) health, dental, disability and life insurance benefits he was receiving prior to such termination.

Supplemental Executive Retirement Plan
--------------------------------------

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP), an unfunded retirement plan which covers key executives of the Company as designated by the Board of Directors (the "Participants"). All of the Named Officers of the Company are designated Participants. The SERP provides for a retirement benefit equal to 25% of the Participant's average compensation (the average of the Participant's base salary and annual bonus for the final three years of service) to be reduced by 1/15th for each year of service by which the Participant's years of service are less than 15 years. The retirement benefit fully vests upon the Participant reaching the age of 55 or upon a "Change of Control" if the Participant's employment with the Company is terminated within two years after the "Change of Control". On March 28, 1998 the SERP was amended to provide for full vesting to Participants who elect to terminate their employment with the Company pursuant to a "Change of Control" clause in their employment agreement. The normal retirement benefit is payable at age 65; however, the Participant may elect to receive an early retirement benefit whereupon, such benefit will be reduced by 1/240th for each month by which the distribution precedes the normal retirement date. In addition, the SERP provides for a pre-retirement death benefit equal to 200% of the Participant's average compensation.

Compensation of Directors
-------------------------

During 1997, non-employee directors of the Company (the "Outside Directors") received compensation for their services as directors. These members were Claude S. Brinegar, Florence F. Courtright, Thomas W. Field, Jr., Charles E. Lewis and Alan S. Manne. During 1997, Messrs. Brinegar and Field each earned $44,000, Ms. Courtright and Mr. Manne each earned $41,000 and Mr. Lewis earned $42,500. During 1998, the Outside Directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting. In addition, directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

The Outside Directors have received options to purchase shares of Common Stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1997 held by the Outside Directors, the date of grant and the exercise price of such options:


                         # of                       Exercise Price
      Director          Options    Date of Grant      Per Share
---------------------   -------  -----------------  --------------
Claude S. Brinegar       10,000  December 20, 1993     $ 9.63
                          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25

Florence F. Courtright   10,000  November 5, 1993      $10.88
                          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25

Thomas W. Field          10,000  December 20, 1993     $ 9.63
                          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25

Charles E. Lewis          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25

Alan S. Manne             5,000  January 28, 1994      $12.63
                          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25

For those outstanding options granted prior to July 26, 1996 the options vested at the date of grant and expire five years from the date of grant provided these directors continue to serve as directors of the Company. If the directorship is terminated, such options expire 30 days from the date of such termination.

The options granted July 26, 1996 and thereafter were issued under the Formula Plan. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board of Directors shall receive a grant of stock options to purchase 5,000 shares of Common Stock. The options vest six months from the date of grant and expire ten years from the date of grant provided the director continues to serve as a director of the Company. In the event of termination of the directorship, such options expire one year from the date of such termination.

On February 26, 1997 Mr. Field exercised 10,000 options granted to him on April 1, 1992 at an exercise price of $10.50. On April 30, 1997 Mr. Manne exercised 5,000 options granted to him on January 28, 1994 at an exercise price of $12.63.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Peter J. Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation

Committee of the Company for the year ended December 31, 1997. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines Mr. Ratican's total compensation package.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------


The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of
December  31,  1997  by  each  director,  by  the  Company's  Chief
Executive Officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.


                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------

Heartland Advisors, Inc. (4)             3,312,000       18.5%
  790 North Milwaukee Street
  Milwaukee, Wisconsin  53202

Morgan Stanley, Dean Witter,  (5)        2,040,010       11.4%
Discover & Co.
  1585 Broadway
  New York, New York  10036

Miller Anderson & Sherrerd LLP (5)       1,957,500       10.9%
  1 Tower Bridge, Suite 1100
  West Conshohocken, Pennsylvania 19428

Snyder Capital Management, L.P. (6)      1,804,100       10.1%
  Snyder Capital Management, Inc.
  and Alan Barry Snyder
  350 California Street, Suite 1460
  San Francisco, Ca  94104

Franklin Resources, Inc.,                1,789,197       10.0%
Charles B. Johnson and
Rupert H. Johnson, Jr.  (7)
  777 Mariners Island Boulevard
  San Mateo, California  94404 and
Franklin Mutual Advisers, Inc.  (7)
  51 John F. Kennedy Parkway
  Short Hills, New Jersey  07078

                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------
Jenswold, King and Associates, Inc. (8)    992,270       5.5%
  Two Post Oak Central
  1980 Post Oak Boulevard
  Suite 2400
  Houston, Texas  77056

Peter J. Ratican (9)                       633,026       3.4%
  1149 South Broadway Street
  Los Angeles, California  90015

Eugene L. Froelich (9)                     600,050       3.3%
  1149 South Broadway Street
  Los Angeles, California  90015

Richard A. Link (10)                        70,025        *
  1149 South Broadway Street
  Los Angeles, California  90015

Aivars L. Jerumanis (11)                    40,999        *
  1149 South Broadway Street
  Los Angeles, California  90015

Randall D. Anderson (12)                    30,024        *
  1149 South Broadway Street
  Los Angeles, Ca  90015

Thomas W. Field, Jr. (13)                   30,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Claude S. Brinegar (13)                     24,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Florence F. Courtright (14)                 20,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Alan S. Manne (14)                          15,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Charles E. Lewis (15)                       10,018        *
  1149 South Broadway Street
  Los Angeles, California  90015

Alan D. Bloom (16)                           4,577        *
  1149 South Broadway Street
  Los Angeles, California  90015

All Directors and Executive Officers
  as a Group (14 persons) (17)           1,643,109       8.6%


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

(3) Assumes 17,935,631 shares of Common Stock outstanding, and, with respect to each listed beneficial owner, the exercise or conversion of any option or right held by each such owner exercisable or convertible within 60 days.

(4) Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All shares are held in various investment advisory accounts of Heartland Advisors, Inc. These beneficial owners have sole voting power with respect to 3,142,500 shares and sole dispositive power with respect to 3,312,000 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by Heartland Advisors, Inc. is based upon a Schedule 13G filed by Heartland Advisors, Inc. with the SEC on February 3, 1998.

(5) Morgan Stanley, Dean Witter, Discover & Co. ("Morgan Stanley") is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. Morgan Stanley has shared voting power with respect to 1,797,532 of these shares and shared dispositive power with respect to 2,040,010 of these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock is based upon a Schedule 13G filed by Morgan Stanley and Miller Anderson & Sherrerd LLP with the SEC on February 13, 1998.

     Miller Anderson & Sherrerd LLP is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. Miller Anderson & Sherrerd LLP is a wholly-owned subsidiary of the Morgan Stanley and Miller Anderson & Sherrerd LLP has shared voting power with respect to 1,729,400 of these shares and shared dispositive power with respect to 1,957,500 of these shares (all shares of Miller Anderson & Sherrerd LLP are also included in the beneficial ownership disclosures attributed to Morgan Stanley in the preceding paragraph). The above information presented in regards to the beneficial ownership of the Company's Common Stock is based upon a Schedule 13G filed by Morgan Stanley and Miller Anderson & Sherrerd LLP with the SEC on February 13, 1998.

(6) Snyder Capital Management, L.P. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Snyder Capital Management, Inc. is the general partner of Snyder Capital Management, L.P. Alan Barry Snyder is the controlling shareholder of Snyder Capital Management, Inc. These filers have sole voting power with respect to 80,100 of these shares, shared voting power with respect to 1,618,600 of these shares, sole dispositive power with respect to 80,100 of these shares and shared dispositive power with respect to 1,724,000 of these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by these filers is based upon a Schedule 13G filed by these filers with the SEC on February 19, 1998.

(7) These shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to such Adviser Subsidiaries all voting and investment power over the securities owned by such advisory clients. Therefore, such Adviser Subsidiaries may be deemed to be, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, the beneficial owner of these shares.

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

     These beneficial owners have sole voting power and sole dispositive power with respect to 1,789,197 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by FRI, the Principal Shareholders and the Adviser Subsidiaries is based upon a
     Schedule 13G filed with the SEC by FRI, the Principal Shareholders and the Adviser Subsidiaries on February 5, 1998.

(8) Jenswold, King and Associates, Inc., ("Jenswold") is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Jenswold has sole voting power with respect to 848,662 of these shares and sole dispositive power with respect to 992,270 of these shares. The above information presented in regards to Jenswold's beneficial ownership of the Company's Common Stock is based upon a schedule 13G filed by Jenswold with the SEC on January 12, 1998.

(9) Includes 417,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(10) Includes 69,999 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(11) Includes 34,999 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(12) Includes 29,999 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(13) Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(14) All  shares  are  subject   to  options  which  are  currently
     exercisable or will become exercisable within 60 days.

(15) Includes 10,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(16) Includes 4,166 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(17) Includes 1,224,683 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich (the "Executives" and individually the "Executive") whereby the Company loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (see "Item. 8. Financial Statements and Supplementary Data -
Note 6 to the Company's Consolidated Financial Statements"). The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 was 6.25%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive sells any shares of the Company's Common Stock serving as security under the loan agreement, then Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest owed by such Executive as of such date.

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

         Report of Independent Auditors - Ernst & Young LLP

         Consolidated Balance Sheets - At December 31, 1997
           and 1996
         Consolidated Statements of Operations - Years ended
           December 31, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows - Years ended
           December 31, 1997, 1996 and 1995
         Consolidated Statements of Changes in Shareholders'
           Equity - Years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant
         - Condensed Balance Sheets at December 31, 1997 and 1996, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, Notes to Condensed Financial Information of Registrant

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) 1. Reports on Form 8-K

         December 11, 1997 - Item 5.  Other Events:

         The Company reported the termination of Eugene L. Froelich as Executive Vice President - Finance and Administration and Chief Financial Officer and the appointment of Richard
         A. Link to those positions.

(c) 1. Exhibits

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

 2.6 Agreement and Plan of Merger of Maxicare Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990 (without exhibits or schedules)*

 3.1   Charter  of  Maxicare   Health   Plans,   Inc.,  a  Delaware
       corporation*

 3.3   Amendment to  Charter  of  Maxicare  Health  Plans,  Inc., a
       Delaware corporation@

 3.4 Amended Bylaws of Maxicare Health Plans, Inc., a Delaware corporation@@@

 3.4a Amendment No. 1 to Amended and Restated Bylaws of Maxicare Health Plans, Inc.
 3.5 Certificate of Incorporation, as amended and restated, which includes, Restated Certificate of Incorporation of Healthcare USA Inc. filed with the Office of the Secretary of State of Delaware on July 19, 1985, Certificate of Merger of MHP Acquisition Corp. into Healthcare USA Inc. filed with the Office of the Secretary of State of Delaware on September 13, 1986, Certificate of Change of Registered Agent and Registered Office filed with the Office of the Secretary of State of Delaware on August 17, 1987, Certificate of Merger Merging Maxicare Health Plans, Inc. with and into Healthcare USA Inc. (including as Exhibit A thereto the Restated Certificate of Incorporation of Healthcare USA Inc.) filed with the Office of the Secretary of State of Delaware on December 5, 1990, Certificate of Correction filed with the Office of the Secretary of State of Delaware on May 17, 1991, Certificate of Ownership and Merger Merging HealthAmerica Corporation into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 22, 1991, Certificate of Amendment of Restated Certificate of Incorporation of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on March 9, 1992, Certificate
of Ownership and Merger Merging HCS Computer, Inc. into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 6, 1992, and Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on February 27, 1998^^^

 4.1   Form of Certificate of  New  Common Stock of Maxicare Health
       Plans, Inc.*

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

 4.11 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of January 31, 1992**

 4.12  Form of Certificate  of  Preferred  Stock of Maxicare Health
       Plans, Inc.@

 4.13 Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. ^^^

10.1   Management Incentive Program*

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

10.3e Loan Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican entered into as of February 18, 1997@@@@@@

10.3f Secured Promissory Note executed by Peter J. Ratican as of February 18, 1997@@@@@@

10.3g Pledge Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican entered into as of February 18, 1997@@@@@@

10.3h Amendment No. 1 to the Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican@@@@@@

10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@

10.4c Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated January 1, 1992@@@@

10.4d  Amended   and   Restated   Employment   and  Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of April 1, 1996###

10.4e Loan Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997@@@@@@

10.4f Secured Promissory Note executed by Eugene L. Froelich as of February 18, 1997@@@@@

10.4g Pledge Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997@@@@@@

10.4h Amendment No. 1 to the Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich@@@@@@

10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of January 1, 1995@@@@

10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of January 1, 1995@@@@

10.8e Employment and Indemnification Agreement by and between Maxicare Health Plan, Inc. and Alan D. Bloom, dated as of January 1, 1998

10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@

10.9e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 11, 1997

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

10.30  Maxicare Health Plans, Inc. 401(k) Plan*

10.36 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Claude S. Brinegar, dated as of July 18, 1991@

10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@

10.42a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992###

10.42b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992@@@@@@

10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@

10.43a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992###

10.43b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@@@@@@

10.44  Amended Maxicare Health Plans, Inc. 1990 Stock Option Plan@

10.50 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Thomas W. Field, Jr., dated as of April 1, 1992@@

10.51d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of January 1, 1995@@@@

10.51e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Robert J. Landis, dated as of January 1, 1998

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

10.75 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 8, 1994@@@@

10.76 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 27, 1995@@@@

10.77 Restricted Stock Grant Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 27, 1995@@@@

10.78  Maxicare Health Plans, Inc. 1995 Stock Option Plan##

10.78a Amendment Number One to the Maxicare Health Plans, Inc. 1995
       Stock Option Plan@@@@@@

10.79 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1995@@@@@

10.79a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1998

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

10.81  Form  of  Stock   Option   Agreement   relating  to  Exhibit
       10.78@@@@@

10.82a Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Peter J. Ratican, dated as of April 1, 1996###

10.82b Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Eugene L. Froelich, dated as of April 1, 1996###

10.83 Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option Plan####

10.83a Amendment Number  One  to  the  Maxicare  Health Plans, Inc.
       Outside Directors 1996 Formula Stock Option Plan@@@@@@

10.84  Maxicare Health  Plans,  Inc.  Senior  Executives 1996 Stock
       Option Plan####

10.84a Amendment Number  One  to  the  Maxicare  Health Plans, Inc.
       Senior Executives 1996 Stock Option Plan@@@@@@

10.85 Letter of Intent for the Transfer of Medi-Cal Members and Provision of Services^

10.85a Health Services  Agreement  between  Maxicare,  a California
       Health Plan and Molina Medical Centers^^

10.86 Employment and Indemnification Agreement by and between Maxicare Health Plans Inc. and Sanford N. Lewis, dated as of January 1, 1998

10.87  Maxicare   Health   Plans,   Inc.   Supplemental   Executive
       Retirement Program

10.88 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Randall S. Anderson, dated January 1, 1998

21     List of Subsidiaries@@@

23.1   Consent of Independent Auditors - Ernst & Young LLP

27     Financial Data Schedule for the year ended December 31, 1997

28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***

28.2   Stipulation    and    Order    Regarding    Conditions    to
       Effectiveness of Joint Plan of Reorganization***

99.8 Press Release dated March 20, 1998 announcing consent solicitation by a 1.3% shareholder
-------------------

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

@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.

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

####     Incorporated  by  reference   from   the  Company's  Proxy
         Statement for Annual Meeting  of Stockholders held on July
         26, 1996.

^ Incorporated by reference from the Company's Report on Form 8-K dated May 27, 1997 in which this exhibit bore the same exhibit number.

^^ Incorporated by reference from the Company's Report on Form 8-K dated July 18, 1997 in which this exhibit bore the same exhibit number.

^^^ Incorporated by reference from the Company's Report on Form 8-K dated February 24, 1998 in which this exhibit bore the same exhibit number.



                             SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    March 30, 1998                    /s/ PETER J. RATICAN
    --------------                    ------------------------
         Date                             Peter J. Ratican
                                       Chief Executive Officer


    March 30, 1998                    /s/ RICHARD A. LINK
    --------------                    ------------------------
         Date                             Richard A. Link
                                       Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signatures                      Title                 Date
   ----------                      -----                 ----


/s/ Peter J. Ratican         Chairman and Director   March 30, 1998
--------------------------
    Peter J. Ratican


/s/ Claude S. Brinegar       Director                March 30, 1998
--------------------------
    Claude S. Brinegar


/s/ Florence F. Courtright   Director                March 30, 1998
--------------------------
    Florence F. Courtright


/s/ Thomas W. Field, Jr      Director                March 30, 1998
--------------------------
    Thomas W. Field, Jr.


/s/ Charles E. Lewis         Director                March 30, 1998
--------------------------
    Charles E. Lewis


/s/ Alan S. Manne            Director                March 30, 1998
--------------------------
    Alan S. Manne

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   CONDENSED BALANCE SHEETS

                    (Amounts in thousands)



                                                                        December 31,
                                                                       1997      1996
                                                                     --------  --------
CURRENT ASSETS
  Cash and cash equivalents......................................... $  1,750  $ 12,554
  Marketable securities.............................................   11,690    24,297
  Amounts due from affiliates - Note 2..............................    2,121     4,036
  Deferred tax asset................................................   18,061    18,000
  Other current assets.............................................     2,526     2,328
                                                                     --------  --------
     TOTAL CURRENT ASSETS...........................................   36,148    61,215

PROPERTY AND EQUIPMENT, NET.........................................      900     1,148
INVESTMENT IN SUBSIDIARIES..........................................   51,751    60,473
OTHER LONG-TERM ASSETS..............................................      229       267
                                                                     --------  --------
     TOTAL ASSETS................................................... $ 89,028  $123,103
                                                                     ========  ========

CURRENT LIABILITIES
  Amounts due to affiliates - Note 2................................ $    332  $     47
  Payable to disbursing agent.......................................              1,000
  Other current liabilities.........................................    7,638     5,446
                                                                     --------  --------
     TOTAL CURRENT LIABILITIES......................................    7,970     6,493

OTHER LONG-TERM LIABILITIES.........................................       22       364
                                                                     --------  --------
     TOTAL LIABILITIES..............................................    7,992     6,857
                                                                     --------  --------

COMMITMENTS AND CONTINGENCIES - Note 3

TOTAL SHAREHOLDERS' EQUITY..........................................   81,036   116,246
                                                                     --------  --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $ 89,028  $123,103
                                                                     ========  ========








                See notes to condensed financial information of registrant.

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF OPERATIONS

                    (Amounts in thousands)



                                                                Years ended December 31,
                                                               1997       1996       1995
                                                             --------   --------   --------
REVENUES
  Equity in earnings (losses) of subsidiaries............... $(35,021)  $  1,287   $ 18,318
  Service agreement income..................................   10,865     11,572     11,115
  Other income..............................................    1,988      6,728
                                                             --------   --------   --------
     TOTAL REVENUES.........................................  (22,168)    19,587     29,433
                                                             --------   --------   --------
EXPENSES
  Marketing, general and administrative expenses............   15,082     11,667     14,123
  Depreciation and amortization.............................      566      1,077      1,011
                                                             --------   --------   --------
     TOTAL EXPENSES.........................................   15,648     12,744     15,134
                                                             --------   --------   --------
INCOME (LOSS) FROM OPERATIONS...............................  (37,816)     6,843     14,299

  Investment income.........................................    2,352      1,709      1,191
  Interest expense, net of inter-company interest income
    and expense.............................................      (44)       (71)       (34)
                                                             --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................  (35,508)     8,481     15,456

INCOME TAX BENEFIT..........................................      427     10,944     12,220
                                                             --------   --------   --------
NET INCOME (LOSS)........................................... $(35,081)  $ 19,425   $ 27,676
                                                             ========   ========   ========







                 See notes to condensed financial information of registrant.

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)



                                                            Years ended December 31,
                                                           1997       1996       1995
                                                         --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................... $(35,081)  $ 19,425   $ 27,676
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization.........................      565      1,077      1,011
  Benefit from deferred income taxes....................      (61)    (4,000)    (4,000)
  Management restructuring charge.......................    3,000
  Amortization of restricted stock......................      426        699        583
  Provision for long-term receivables valuation.........                          2,004
  Equity in earnings of subsidiaries....................   35,021     (1,287)   (18,318)
  Changes in other miscellaneous assets and
     liabilities........................................      805     (4,297)    (3,372)
                                                         --------   --------   --------
Net cash provided by operating activities...............    4,675     11,617      5,584
                                                         --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities (purchases)
     of marketable securities, net......................   12,607     (9,289)    (4,254)
  Capital contributions to subsidiaries, net............  (28,600)   (11,300)    (5,530)
  Dividends received from subsidiaries..................    2,300     11,250      8,130
  Purchases of property and equipment, net..............     (222)       (24)       (50)
  Loans to shareholders.................................   (4,458)
                                                         --------   --------   --------
Net cash used for investing activities..................  (18,373)    (9,363)    (1,704)
                                                         --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.................     (350)      (476)      (145)
  Stock options exercised...............................    3,613      1,417      1,621
  Redemption of preferred stock.........................                           (525)
  Repurchase of restricted stock........................     (369)
                                                         --------   --------   --------
Net cash provided by financing activities...............    2,894       941         951
                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents....  (10,804)     3,195      4,831
Cash and cash equivalents at beginning of year..........   12,554      9,359      4,528
                                                         --------   --------   --------
Cash and cash equivalents at end of year................ $  1,750   $ 12,554   $  9,359
                                                         ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for -
    Interest............................................ $     48   $     93   $     22
    Income taxes........................................ $    100   $    347   $  2,689




                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)




                                                            Years ended December 31,
                                                          1997        1996      1995
                                                         -------    -------    -------
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of
    property and equipment and intangible assets........ $   102               $  963

Supplemental schedule of non-cash financing activities:
  Reclassification of preferred stock capital accounts
    to common stock capital accounts pursuant to the
    conversion of preferred stock to common stock.......                       $53,195
  Issuance of restricted common stock...................                       $ 2,096






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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

MHP's assets held under capital leases at December 31, 1997 and 1996 of $805,000 and $786,000, respectively, (net of $744,000 and
$660,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1997 were as follows:


                                    Operating   Capitalized
                                     Leases       Leases
     (Amounts in thousands)         ---------   -----------
     1998.......................... $ 1,451     $   321
     1999..........................   1,027          23
     2000..........................     149
     2001..........................     148
     2002 and thereafter...........
                                     ------        ----
     Total minimum
       obligations.................  $2,775         344
                                     ======

     Less current
       obligations.................                 321
     Long-term                                     ----
       obligations.................                $ 23
                                                   ====

                   MAXICARE HEALTH PLANS, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      (Amounts in thousands)

               For the Year Ended December 31, 1997



Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments     $ 5,112                     $   295 (1)                     $ 5,407

Other valuation
  accounts                    330                                      $   330 (2)
                          -------                     -------          -------        -------
                          $ 5,442                     $   295          $   330        $ 5,407
                          =======                     =======          =======        =======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction to valuation allowance for long-term receivables.

                                 For the Year Ended December 31, 1996


Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments     $ 2,941                     $ 2,171(1)                      $ 5,112

Other valuation
  accounts                  2,004                                      $ 1,674 (2)        330
                          -------                     -------          -------        -------
                          $ 4,945                     $ 2,171          $ 1,674        $ 5,442
                          =======                     =======          =======        =======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction to valuation allowance for long-term receivables.





                                     MAXICARE HEALTH PLANS, INC.

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (Amounts in thousands)

                                 For the Year Ended December 31, 1995



Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustment      $  3,371                                     $    430(1)    $  2,941

Other valuation
  accounts                      32        $  2,004(2)                        32(3)       2,004
                          --------        --------                     --------       --------
                          $  3,403        $  2,004                     $    462       $  4,945
                          ========        ========                     ========       ========


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

2.6       Agreement and Plan of Merger of Maxicare
          Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990 (without exhibits or schedules)*

3.1       Charter of Maxicare Health Plans, Inc.,
          a Delaware corporation*

3.3       Amendment to Charter of Maxicare Health
          Plans, Inc., a Delaware corporation@

3.4       Amended Bylaws of Maxicare Health
          Plans, Inc., a Delaware corporation@@@

3.4a      Amendment No. 1 to Amended and Restated
          Bylaws of Maxicare Health Plans, Inc.        112 of 193

3.5 Certificate of Incorporation, as amended and restated, which includes, Restated
          Certificate of Incorporation of Healthcare
          USA Inc. filed with the Office of the
          Secretary of State of Delaware on July 19,
          1985, Certificate of Merger of MHP
          Acquisition Corp. into Healthcare USA Inc.
          filed with the Office of the Secretary of State of Delaware on September 13, 1986,
          Certificate of Change of Registered Agent and Registered Office filed with the Office of the Secretary of State of Delaware on

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          August 17, 1987, Certificate of Merger
          Merging Maxicare Health Plans, Inc. with and into Healthcare USA Inc. (including as
          Exhibit A thereto the Restated Certificate of Incorporation of Healthcare USA
          Inc.) filed with the Office of the
          Secretary of State of Delaware on December
          5, 1990, Certificate of Correction filed with the Office of the Secretary of State of Delaware on May 17, 1991, Certificate of Ownership and Merger Merging
          HealthAmerica Corporation into Maxicare
          Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 22, 1991, Certificate of
          Amendment of Restated Certificate of
          Incorporation of Maxicare Health Plans,
          Inc. filed with the Office of the
          Secretary of State of Delaware on
          March 9, 1992, Certificate of Ownership
          and Merger Merging HCS Computer, Inc.
          into Maxicare Health Plans, Inc. filed
          with the Office of the Secretary of State of Delaware on November 6, 1992, and
          Certificate of Designation of Series B
          Preferred Stock of Maxicare Health Plans,
          Inc. filed with the Office of the
          Secretary of State of Delaware on
          February 27, 1998^^^

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

4.6       Registration Undertaking by Maxicare Health
          Plans, Inc., dated as of December 5, 1990*

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

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

4.10      Series A Cumulative Convertible Preferred
          Stock Purchase Agreement dated as of
          December 17, 1991**

4.11      Series A Cumulative Convertible Preferred
          Stock Purchase Agreement dated as of
          January 31, 1992**

4.12      Form of Certificate of Preferred Stock of
          Maxicare Health Plans, Inc.@

4.13      Rights Agreement, dated as of  February 24,
          1998, between Maxicare Health Plans, Inc.
          and American Stock Transfer & Trust
          Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of
          Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. ^^^

10.1      Management Incentive Program*

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

10.3d     Amended and Restated Employment and
          Indemnification Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of April 1, 1996###

Exhibit                                               Sequential
Number    Description                                 Page Number
------    ------------------------------------------  -----------

10.3e     Loan Agreement by and between Maxicare
          Health Plans, Inc. and Peter J. Ratican
          entered into as of February 18, 1997@@@@@@

10.3f     Secured Promissory Note executed by Peter
          J. Ratican as of February 18, 1997@@@@@@

10.3g     Pledge Agreement by and between Maxicare
          Health Plans, Inc. and Peter J. Ratican
          entered into as of February 18, 1997@@@@@@

10.3h     Amendment No. 1 to the Amended and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican@@@@@@

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

10.4e     Loan Agreement by and between Maxicare
          Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997@@@@@@

10.4f     Secured Promissory Note executed by Eugene
          L. Froelich as of February 18, 1997@@@@@@

10.4g     Pledge Agreement by and between Maxicare
          Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997@@@@@@

10.4h     Amendment No. 1 to the Amended and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich@@@@@@

10.7e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
          and Vicki F. Perry, dated as of January
          1, 1995@@@@

Exhibit                                               Sequential
Number    Description                                 Page Number
------    ------------------------------------------  -----------

10.8d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
          and Alan D. Bloom, dated as of January 1,
          1995@@@@

10.8e     Employment and Indemnification Agreement
          by and between Maxicare Health Plan, Inc.
          and Alan D. Bloom, dated as of January 1,
          1998                                         113 of 193

10.9d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of January 1, 1995@@@@

10.9e     Employment and Indemnification Agreement
          by and between Maxicare Health Plans, Inc.
          and Richard A. Link, dated as of December 11,
          1997                                         122 of  193

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

10.18     Form of Stock Option Agreement by and
          between Maxicare Health Plans, Inc. and
          Vicki F. Perry, dated as of December 5,
          1990*

10.20     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Richard
          A. Link, dated as of December 5, 1990*

Exhibit                                               Sequential
Number    Description                                 Page Number
------    ------------------------------------------  -----------

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

10.30     Maxicare Health Plans, Inc. 401(k) Plan*

10.36     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Claude
          S. Brinegar, dated as of July 18, 1991@

10.42     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of February 25, 1992@

10.42a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican, dated
          as of February 25, 1992###

10.42b    Amendment No. 2 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican, dated
          as of February 25, 1992@@@@@@

10.43     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Eugene
          L. Froelich, dated as of February 25,
          1992@

10.43a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992###

10.43b    Amendment No. 2 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992@@@@@@

10.44     Amended Maxicare Health Plans, Inc.
          1990 Stock Option Plan@

10.50     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Thomas W.
          Field, Jr., dated as of April 1, 1992@@

10.51d Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
          and Robert J. Landis, dated as of January 1,
          1995@@@@

Number    Description                                 Page Number
------    ------------------------------------------  -----------

10.51e    Employment and Indemnification Agreement
          by and between Maxicare Health Plans, Inc.
          and Robert J. Landis, dated as of January 1,
          1998                                         138 of 193

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

10.61     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Thomas
          W. Field, Jr., dated as of December 20,
          1993@@@

10.63     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Claude
          S. Brinegar, dated as of December 20,
          1993@@@

10.68     Lease by and between Maxicare Health Plans,
          Inc. and Transamerica Occidental Life
          Insurance Company, dated as of June 1, 1994#

10.69     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Alan S.
          Manne dated as of January 28, 1994@@@@

Exhibit                                               Sequential
Number    Description                                 Page Number
-------   ----------------------------------------    -----------

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

10.75     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Vicki F.
          Perry, dated as of December 8,
          1994@@@@

10.76    Restricted Stock Grant Agreement by and
         between Maxicare Health Plans, Inc. and
         Peter J. Ratican, dated as of February
         27, 1995@@@@

10.77    Restricted Stock Grant Agreement by and
         between Maxicare Health Plans, Inc. and
         Eugene L. Froelich, dated as of February
         27, 1995@@@@

10.78    Maxicare Health Plans, Inc., 1995 Stock
         Option Plans##

10.78a   Amendment Number One to the Maxicare
         Health Plans, Inc. 1995 Stock Option
         Plan@@@@@@

10.79 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc.
         and Warren D. Foon, dated as of January 1,
         1995@@@@@

10.79a   Employment and Indemnification Agreement
         by and between Maxicare Health Plans, Inc.
         and Warren D. Foon, dated as of January 1,
         1998                                          147 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  -------------------------------------------  -----------

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

10.81    Form of Stock Option Agreement relating
         to Exhibit 10.78@@@@@

10.82a   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Peter J.
         Ratican, dated as of April 1, 1996###

10.82b   Stock Option Agreement by and between
         Maxicare Health Plans, Inc. and Eugene L.
         Froelich, dated as of April 1, 1996###

10.83    Maxicare Health Plans, Inc. Outside
         Directors 1996 Formula Stock Option
         Plan####

10.83a   Amendment Number One to the Maxicare
         Health Plans, Inc. Outside Directors
         1996 Formula Stock Option Plan@@@@@@

10.84    Maxicare Health Plans, Inc. Senior
         Executives 1996 Stock Option Plan####

10.84a   Amendment Number One to the Maxicare
         Health Plans, Inc. Senior Executives
         1996 Stock Option Plan@@@@@@

10.85    Letter of Intent for the Transfer of
         Medi-Cal Members and Provision of Services^

10.85a Health Services Agreement between Maxicare, a California Health Plan and Molina Medical
         Centers^^

10.86    Employment and Indemnification Agreement by
         and between Maxicare Health Plans Inc. and
         Sanford N. Lewis, dated as of January 1,
         1998                                          156 of 193

Exhibit                                               Sequential
Number   Description                                  Page Number
-------  -------------------------------------------  -----------

10.87    Maxicare Health Plans, Inc. Supplemental
         Executive Retirement Program                  165 of 193

10.88    Employment and Indemnification Agreement by   182 of 193
         and between Maxicare Health Plans, Inc. and
         Randall S. Anderson, dated January 1, 1998

21       List of Subsidiaries@@@

23.1     Consent of Independent Auditors
         - Ernst & Young LLP                           191 of 193

27       Financial Data Schedule for the year
         ended December 31, 1997                       192 of 193

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

@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.

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

#### Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders held on July 26, 1996.

^ Incorporated by reference from the Company's Report on Form 8-K dated May 27, 1997 in which this exhibit bore the same exhibit number.

^^ Incorporated by reference from the Company's Report on Form 8-K dated July 18, 1997 in which this exhibit bore the same exhibit number.

^^^ Incorporated by reference from the Company's Report on Form 8-K dated February 24, 1998 in which this exhibit bore the same exhibit number.