Form 10-Q
period 1998-03-31
MAXICARE HEALTH PLANS INC
filed 1998-05-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of May 12, 1998.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                              March 31,   December 31,
                                                                1998         1997
                                                             ----------   ---------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $   45,727   $  51,881
  Marketable securities.....................................     36,423      47,843
  Accounts receivable, net..................................     28,157      26,024
  Deferred tax asset........................................     18,087      18,061
  Prepaid expenses.........................................       7,906       6,763
  Other current assets......................................        762         653
                                                             ----------   ---------
    TOTAL CURRENT ASSETS....................................    137,062     151,225
                                                             ----------   ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................      5,441       5,441
  Furniture and equipment...................................     18,190      18,135
                                                             ----------   ---------
                                                                 23,631      23,576
    Less accumulated depreciation and amortization..........     22,456      22,330
                                                             ----------   ---------
    NET PROPERTY AND EQUIPMENT..............................      1,175       1,246
                                                             ----------   ---------
LONG-TERM ASSETS
  Long-term receivables.....................................        500         509
  Restricted investments....................................     14,179      14,135
  Intangible assets, net....................................        327         307
                                                             ----------   ---------
    TOTAL LONG-TERM ASSETS..................................     15,006      14,951
                                                             ----------   ---------

    TOTAL ASSETS............................................ $  153,243   $ 167,422
                                                             ==========   =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $   62,632   $  67,334
  Accounts payable..........................................        437         528
  Deferred income...........................................      4,581       7,220
  Accrued salary expense....................................      2,477       3,304
  Other current liabilities.................................      4,783       7,805
                                                             ----------   ---------
    TOTAL CURRENT LIABILITIES...............................     74,910      86,191
LONG-TERM LIABILITIES.......................................        172         195
                                                             ----------   ---------
    TOTAL LIABILITIES.......................................     75,082      86,386
                                                             ----------   ---------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1998 - 17,925 shares and 1997 - 17,936 shares issued and
    outstanding.............................................        179         179
  Additional paid-in capital................................    254,250     254,376
  Notes receivable from shareholders .......................     (4,779)     (4,704)
  Accumulated deficit.......................................   (171,532)   (168,815)
  Accumulated other comprehensive income....................         43
                                                             ----------   ---------

    TOTAL SHAREHOLDERS' EQUITY..............................     78,161      81,036
                                                             ----------   ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................ $  153,243   $ 167,422
                                                             ==========   =========

                     See notes to consolidated financial statements.

         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)


                                                                For the three months ended March 31,
                                                                        1998          1997
                                                                      --------      --------
REVENUES
   Commercial premiums............................................... $118,958      $115,082
   Governmental premiums.............................................   60,593        39,260
   Other income......................................................      844           154
                                                                      --------      --------
     TOTAL REVENUES..................................................  180,395       154,496
                                                                      --------      --------
EXPENSES
   Physician services................................................   72,729        62,997
   Hospital services.................................................   62,668        48,747
   Outpatient services...............................................   29,357        22,064
   Other health care services........................................    4,351         3,221
                                                                      --------      --------
     TOTAL HEALTH CARE EXPENSES......................................  169,105       137,029

   Marketing, general and administrative expenses....................   15,399        12,971
   Depreciation and amortization.....................................      188           207
   Litigation charge.................................................                 16,000
                                                                      --------      --------
     TOTAL EXPENSES..................................................  184,692       166,207
                                                                      --------      --------

LOSS FROM OPERATIONS.................................................   (4,297)      (11,711)

   Investment income, net of interest expense........................    1,580         1,802
                                                                      --------      --------
LOSS BEFORE INCOME TAXES.............................................   (2,717)       (9,909)

INCOME TAX PROVISION.................................................
                                                                      --------      --------
NET LOSS............................................................. $ (2,717)     $ (9,909)
                                                                      ========      ========

NET LOSS PER COMMON SHARE:

Basic:
   Basic Earnings (Loss) per Common Share............................ $   (.15)     $   (.56)
                                                                      ========      ========
   Weighted average number of common
     shares outstanding..............................................   17,938        17,726
                                                                      ========      ========
Diluted:
   Diluted Earnings (Loss) per Common Share.......................... $   (.15)     $   (.56)
                                                                      ========      ========
   Weighted average number of common dilutive
     potential shares outstanding....................................   17,938        17,726
                                                                      ========      ========


                      See notes to consolidated financial statements.

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)



                                                                For the three months ended March 31,
                                                                         1998          1997
                                                                       --------     ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $ (2,717)    $ (9,909)
    Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
       Depreciation and amortization..................................      188          207
       Benefit from deferred taxes....................................      (26)         (54)
       Amortization of restricted stock...............................       58          175
       Litigation charge..............................................                16,000
       Changes in assets and liabilities:
         Increase in accounts receivable..............................   (2,133)      (2,923)
         Decrease in estimated claims and other health
           care costs payable.........................................   (4,702)      (1,129)
         Decrease in deferred income..................................   (2,639)      (1,122)
         Changes in other miscellaneous assets and liabilities........   (5,238)         (94)
                                                                       --------     --------
    Net cash provided by (used for) operating activities..............  (17,209)       1,151
                                                                       --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................      (82)        (136)
       Decrease (increase) in restricted investments..................      (43)          13
       Proceeds from sales of marketable securities...................   22,382        4,008
       Purchases of marketable securities.............................  (10,920)     (11,958)
       (Increase) decrease in long-term receivables...................        9         (476)
       Loans to shareholders..........................................                (4,458)
                                                                       --------     --------
    Net cash provided by (used for) investing activities..............   11,346      (13,007)
                                                                       --------     --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................     (107)        (117)
       Stock options exercised........................................      160        3,123
       Repurchase of restricted stock.................................     (344)
                                                                       --------     --------
    Net cash provided by (used for) financing activities..............     (291)       3,006
                                                                       --------     --------
    Net decrease in cash and cash equivalents.........................   (6,154)      (8,850)
    Cash and cash equivalents at beginning of period..................   51,881       55,568
                                                                       --------     --------
    Cash and cash equivalents at end of period........................ $ 45,727     $ 46,718
                                                                       ========     ========
    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $     15     $     17


                             See notes to consolidated financial statements.


                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)






                                                                                         Accumulated
                                  Number of            Additional                           Other
                                   Common     Common    Paid-in             Accumulated Comprehensive
                                   Shares     Stock     Capital    Other      Deficit       Income      Total
                                  --------- --------   ---------- -------   ----------- ------------- --------
Balances at December 31, 1996....  17,565   $    176   $ 249,804            $ (133,734)               $116,246


  Stock options exercised........     403          4       3,609                                         3,613

  Restricted stock amortized.....                            426                                           426

  Retirement of restricted
  stock..........................     (32)        (1)       (368)                                         (369)

  Adjustment to paid-in capital
  for deferred compensation......                            905                                           905

  Notes receivable from
  shareholders...................                                 $ (4,704)                             (4,704)

  Net loss.......................                                              (35,081)                (35,081)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at December 31, 1997....  17,936        179     254,376    (4,704)   (168,815)                 81,036

  Comprehensive income (loss)

    Net loss.....................                                               (2,717)                 (2,717)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    securities...................                                                       $         43        43
                                                                                                      --------
  Comprehensive income (loss)....                                                                       (2,674)

  Stock options exercised........      20                    160                                           160

  Restricted stock amortized.....                             58                                            58

  Retirement of restricted
  stock..........................     (31)                  (344)                                         (344)

  Notes receivable from
  shareholders...................                                      (75)                                (75)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at March 31, 1998.......  17,925   $    179   $ 254,250  $ (4,779) $ (171,532) $         43  $ 78,161
                                  =======   ========   =========  ========  ==========  ============  ========




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

For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Net Income Per Common Share
---------------------------

Effective December 15, 1997 the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of "basic earnings per share" (which excludes dilution) and "diluted earnings per share" as replacements for primary earnings per share and fully diluted earnings per share. Restatement of all earnings per share calculations presented in the financial statements is required by SFAS No. 128.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period, when such effect would be to dilute earnings.

Comprehensive Income
--------------------

As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale and held-to-maturity securities to be included in other comprehensive income.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported a net loss of $2.7 million for the three months ended March 31, 1998 compared to a net loss of $9.9 million for the same three month period in 1997. The net loss of $9.9 million for the three months ended March 31, 1997 included a $16.0 million litigation charge. The Company's net loss per common share was $.15 for the first quarter of 1998 compared to a net loss per common share of $.56 for the same period in 1997.

Revenues were $180.4 million for the first quarter of 1998, an increase of $25.9 million or 16.8% when compared to the same period in 1997. Commercial premiums increased $3.9 million or 3.4% to $119.0 million as a result of a 4.1% increase in membership primarily in California and Indiana, offset in part by a .7% decline in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $21.3 million or 54.3% to $60.6 million as a result of an 85.4% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The average premium revenue PMPM for the Medicaid line of business decreased by 14.9% due to greater growth in California which has a lower average premium revenue PMPM while the average premium revenue PMPM for the Medicare line of business increased by 4.3%. The decline in the average premium revenue PMPM for the Medicaid line of business, along with the greater growth in membership for the Medicaid line of business as compared to Medicare, resulted in an overall decrease of 16.8% in the average governmental premium revenue PMPM. For the foreseeable future it is anticipated that the average governmental premium revenue PMPM will decline as the expected membership growth in the lower premium revenue PMPM Medicaid line of business is anticipated to exceed the membership growth in the higher premium revenue PMPM Medicare line of business.

Health care expenses increased 23.4% or $32.1 million in the first quarter of 1998 as compared to the first quarter of 1997; and, health care expenses as a percentage of premium revenues (the "medical loss ratio") increased to 94.2%. The increase in health care expenses principally results from the increase in membership and higher prescription drug costs. For the foreseeable future it is anticipated that the Company will continue to experience higher prescription drug costs; however, the Company will be implementing enhanced procedures and controls in mid 1998 to promote cost effective use of its prescription drug benefit.

Marketing, general and administrative ("M,G&A") expenses for the first quarter of 1998 increased as a percentage of revenues from 8.4% in the first quarter of 1997 to 8.5% in the first quarter of 1998. M,G&A expenses were $15.4 million for the first quarter of 1998 compared to $13.0 million for the first quarter of 1997.

The Company recorded in the first quarter of 1997 a $16.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $15.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs.

Net investment income for the first quarter of 1998 decreased by $.2 million to $1.6 million as compared to the same period in 1997. The decreased net investment income was due to lower cash and investment balances as well as lower investment yields.

The Company reported a $26,000 provision for income taxes for the three months ended March 31, 1998 and an offsetting income tax benefit of $26,000 due to the Company increasing its deferred tax asset. The Company reported a $54,000 provision for income taxes for the three months ended March 31, 1997 and an offsetting income tax benefit of $54,000 due to the Company increasing its deferred tax asset.

On March 19, 1998, Paul R. Dupee, Jr. and a group of other shareholders holding approximately 5% of the Company's stock (the "Dupee Group"), filed proxy solicitation materials with the Securities and Exchange Commission to obtain written consents from the Company's shareholders to enact various proposals. On May 8, 1998, the Company entered into a settlement with the Dupee Group wherein the Company agreed, among other things, to reimburse Dupee's costs and expenses related to solicitation of shareholders' consent to the proposals and negotiation of the settlement, in an amount not to exceed $450,000. In addition, the Company has incurred fees and expenses for various legal and professional services in responding to the actions initiated by the Dupee Group. The Company estimates that approximately $1.2 million of expenses (which includes the estimated reimbursement of Dupee's costs and expenses) will be recorded in the second quarter of 1998 in connection with this matter. For a further discussion of this matter see "Part II, Item 1, Legal Proceedings - a. DUPEE; and Item 4, Submission of Matters to a Vote of Security Holders."

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1998, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $35.0 million at March 31, 1998, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $14.0 million and $6.9 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $14.1 million. The Company's total Restricted Net Assets at March 31, 1998 were $35.3 million. In addition to the $7.1 million in cash, cash equivalents and marketable securities held by MHP, approximately $8.9 million in funds held by operating subsidiaries could be considered available for transfer to MHP at March 31, 1998.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and remain in compliance with statutory financial requirements.

With a current ratio (i.e., current assets divided by current liabilities) of 1.8 and less than $200,000 of long-term liabilities at March 31, 1998, the Company does not believe that it will need additional working capital to fund its operations for the foreseeable future. However, the Company is presently pursuing obtaining a committed line of credit to supplement its working capital. Although the Company believes that it will be able to secure a committed line of credit or raise additional working capital through either an equity offering or borrowings if it so desired, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

Forward Looking Information

General - This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act  of  1995.    Reference  is  made  in  particular to the
discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements of dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the Securities and Exchange Commission.

Business Strategy - The Company's business strategy includes strengthening its position in the markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company's members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses. In December 1997, the Company undertook a restructuring of management and commenced a re-evaluation of the Company's operations and businesses with a view towards enhancing the Company's operations and focusing on the Company's operations which have generated substantially all of the membership growth and profits in recent years. For the three months ended March 31, 1998 the Company experienced a loss from operations of approximately $4.2 million for its Illinois and Carolinas health plans. The Company is currently reviewing and pursuing strategic alternatives with respect to these and its other health plans which may include dispositions and or acquisitions in support of the Company's business strategy.

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------
The information contained in "Part  I, Item 3 Legal Proceedings" of
the  Company's  1997  Annual   Report   on   Form  10-K  is  hereby
incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

a.  DUPEE

Paul R. Dupee, Jr. ("Dupee") and a group of other shareholders holding approximately 5% of the Company's outstanding stock (the "Dupee Group"), filed proxy solicitation materials with the Securities and Exchange Commission ("SEC") on March 19, 1998 (the

"Dupee Consent Solicitation") to obtain written consents from the Company's shareholders to enact three proposals (the "Dupee Proposals"). The Dupee Proposals sought to: (1) repeal any amendments to the Company's bylaws ("Bylaws") adopted by the Company's Board of Directors ("Board") since February 1, 1998; (2) amend the Bylaws to increase the number of authorized directors to 17 and to provide that Article II, Section 14 of the Bylaws shall not apply to nominees elected to the Board by written consent of the Company's shareholders; ((1) and (2) collectively the "Amendments"); and (3) fill the new directorships with a slate of 10 nominees proposed by Dupee. In connection with the filing of the Dupee Proposals with the SEC, Dupee commenced two actions in Delaware.

On March 19, 1998, Dupee commenced an action in the United States District Court for the District of Delaware captioned Paul R.
Dupee, Jr. v. Maxicare Health Plans, Inc., for a declaratory judgment that the proxy solicitation materials comply with applicable Federal law and injunctive relief against the Company challenging the Dupee Consent Solicitation under Rule 14a-9 promulgated by the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 ("District Court Action"). (Civ. Act. No. 98-
127).

In addition to the District Court Action, Dupee filed a complaint on March 19, 1998, in the Court of Chancery of the State of
Delaware for New Castle County, captioned Paul R. Dupee, Jr. v. Maxicare Health Plans, Inc., Claude S. Brinegar, Charles E. Lewis, Florence F. Courtright, Thomas W. Field, Jr. Alan S. Manne, and Peter J. Ratican, for a declaratory judgment and injunctive relief naming the Company's directors as defendants ("State Court Action"). (Civ. Act. No. 16274NC). In the State Court Action Dupee sought a declaratory judgment that: (a) the Amendments can be enacted by holders of a majority of the Company's outstanding voting shares ("Majority Vote"); (b) the Board cannot amend the Bylaws or take other action to require approval of the Amendments by a supermajority of the holders of the Company's outstanding voting shares; (c) Article II, Section 14 of the Bylaws only applies to directors elected at an annual or special meeting of the Company's shareholders and will not or does not apply to nominees elected to the Board by written consent of the Company's shareholders; (d) the Board cannot enact any other amendments to the Bylaws, enact new bylaws or take any other action to interfere with, obstruct, undermine, delay, repeal, or amend the Amendments, if the Amendments are approved by Majority Vote, and that such action would be a violation of the Bylaws, the Company's Certificate of Incorporation, Delaware law and a breach of the Board's fiduciary duties; and (e) the Shareholder Rights Plan and in particular the provisions thereof relating to the rights of "Continuing Directors", as such term is defined in the Shareholder Rights Plan, ("Dead Hand Provision") is invalid and unenforceable under Delaware law. The State Court Action also seeks preliminary and permanent injunctive relief enjoining the Company's directors from enforcing or implementing the Shareholder Rights Plan, or from taking any action that prevents newly elected directors from repealing the Shareholder Rights Plan or any rights issued pursuant to the plan.

On March 30, 1998, the Company filed an answer and counterclaim to each of the District Court Action (the "District Court Response") and the State Court Action (the "State Court Response"). In the District Court Response, the Company has denied each of the claims and certain of the factual allegations made by Dupee in the District Court Action and has challenged the validity of the Dupee Consent Solicitation on the basis that the solicitation does not comply with applicable federal securities and Delaware law. In addition, the Company has asserted that the Dupee Consent Solicitation is materially false and misleading and omits material facts in violation of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company has asked that the District Court (a)
dismiss the District Court Action with prejudice, (b) issue a declaratory judgment that Dupee is violating Section 14(a) and Rule 14a-9 of the Exchange Act, (c) enjoin the Dupee Consent Solicitation and the continuing violation of Section 14(a) and Rule 14a-9 of the Exchange Act by Dupee and all those acting in concert with him, and (d) award the Company the costs of the suit and such further relief as the District Court may deem just and proper.

In the State Court Response, the Company denied each of the claims and certain of the factual allegations made by Dupee in the State Court Action and asked that the State Court (a) dismiss the State Court Action with prejudice, (b) issue a declaratory judgment that under Article Sixth of the Company's Certificate of Incorporation ("Certificate"), the Board has the authority to adopt, amend or repeal the Bylaws and that Dupee's attempt to alter that right through an amendment to the Bylaws is invalid under Delaware law,
(c) issue a declaratory judgment that the Dupee Proposals to amend the Bylaws and elect ten additional directors are invalid under Delaware law, (d) preliminarily and permanently enjoin Dupee and the other members of his group from taking any actions in furtherance of illegal and invalid attempts to amend the Bylaws, and (e) award the Company the costs of the suit and such further relief as the State Court may deem just and proper.

The Company has entered into a settlement agreement with the Dupee Group (the "Dupee Settlement") in which the Dupee Group agreed to terminate the Dupee Consent Solicitation and Dupee and the Company agreed to dismiss the State Court Action and the State Court Response and the District Court Action and the District Court Response (collectively the "Dupee Litigations"). Under the Dupee Settlement the Dupee Litigations have been dismissed with prejudice with the provision that the dismissal shall not have preclusive effect with respect to claims arising from action taken or failure to be taken on and after May 8, 1998, by the Company, the Board, Dupee, or any other current or future shareholder of the Company. Accordingly, the Company will no longer be reporting on the Dupee Litigations.

The Dupee Settlement also provides: (a) for an increase in the number of the Company's authorized directors from 7 to 9 pursuant to Article III, Section 2 of the Bylaws; (b) that the one vacant directorship and the two newly created directorships will be filled by Dupee, Mr. Elwood I. Kleaver, Jr., and Mr. Robert M. Davies ("New Directors"); (c) that the Company will use its best efforts to hold the 1998 annual shareholders meeting ("1998 Meeting") no later than July 31, 1998, and that the record date for the 1998 Meeting will be no later than June 15, 1998; and (d) Ms. Florence
F. Courtright and Messrs. Kleaver and Dupee will be included in the slate of nominees recommended by the Board for election ("Company Slate") at the 1998 Meeting. Pursuant to the Dupee Settlement the Company has agreed to certain amendments to the Company's Certificate ("Certificate Amendments"), Bylaws ("Bylaw Amendments") and to the Shareholder Rights Plan (collectively, "1998 Amendments"). The 1998 Amendments are contingent on the election of the Company Slate at the 1998 Meeting. The proposed Certificate Amendments provide for: (1) an amendment of Article Fifth of the Certificate to increase the Board to 9 members until conclusion of the 1999 annual shareholders meeting ("1999 Meeting") to be held no later than June 30, 1999 ("Amendment Termination Date"); and (2) the addition of a new Article Thirteenth to the Certificate which eliminates shareholder action by written consent and the shareholders' ability to call a special meeting of the shareholders through the Amendment Termination Date. Pursuant to the Bylaw
Amendments, which are contingent on adoption of the proposed Certificate Amendments, Article III will be amended to add a new
Section 15 prohibiting the Board from adopting any Bylaws or taking any other action that interferes with shareholders' rights to nominate and elect three directors at the 1999 Meeting, unless such action is approved by the shareholders. In addition the Bylaw Amendments will also repeal the amendments to the Bylaws adopted by the Board on March 28, 1998, that require a super majority shareholder vote to take certain action. Subject to election of the Company Slate and adoption of the Certificate Amendments and Bylaw Amendments, the Company will recommend that shareholders approve an amendment to the Shareholder Rights Plan to delete the Dead Hand Provision.

Pursuant to the Dupee Settlement the Company has agreed that prior to the conclusion of the 1999 Meeting it will not issue voting stock that in the aggregate carries more than 20% of the voting power of the Company's presently outstanding common stock (except for shares issuable pursuant to stock options or pursuant to the Shareholder Rights Plan), unless such action is adopted by two of the three New Directors or approved by a majority vote of the

Company's shareholders. The Company has also agreed, subject to the consent of the shareholders, to reimburse Dupee's costs and expenses related to solicitation of shareholders' consent to the Dupee Proposals and negotiation of the Dupee Settlement, in an amount not to exceed $450,000 (the "Dupee Expenses").

As part of the Dupee Settlement, shareholders (including the Dupee Group) holding in the aggregate approximately 51% of the Company's current outstanding shares, have agreed to the terms of the Dupee Settlement including the payment prior to the 1998 Meeting of the Dupee Expenses and to vote for the Company Slate and the 1998 Amendments at the 1998 Meeting.

b.  FOUNDATION FOR MEDICAL CARE

On February 16, 1998, The Foundation For Medical Care of Central Illinois ("Foundation") filed a complaint in the State of Illinois Circuit Court, Sangamon County, captioned The Foundation For Medical Care of Central Illinois v. Maxicare Illinois a division of Maxicare Health Plans of the Midwest, Inc., for declaratory judgment and a preliminary injunction arising out of the Foundation's termination of a provider agreement with the Company's Illinois HMO ("Agreement"). (Case No. MR0057). In the complaint the Foundation has alleged that it has an obligation to continue to provide covered medical services ("Continuation of Care Obligation") only to members of the Illinois HMO enrolled with the Foundation with a Group Service Agreement having an annual renewal date after January 1, 1996 and only until the first annual renewal date of the Group Service Agreement following January 1, 1996 ("Continued Groups"). The Foundation further contends in the Complaint that it has no Continuation of Care Obligation as to Illinois HMO members with a renewal date of January 1, 1996, and members in the Continued Groups after the first annual renewal date of their Group Service Agreement following January 1, 1996 ("Remaining Groups").

In the complaint the Foundation initially sought (i) a declaratory judgment concerning its Continuation of Care Obligation to members of the Illinois HMO and the amount and methodology under which the Foundation should be compensated for the provision of covered medical services, (ii) a preliminary injunction directing the Illinois HMO to tender capitation payments to the Foundation for services rendered after January 1, 1996 in the amount provided in the Agreement for the Continued Groups and, for members in the Remaining Groups in an amount equal to the costs to administer and reimburse providers at their regular fees and (iii) preliminary injunction enjoining the Illinois HMO from renewing existing subscriber contracts and enrolling new Illinois HMO members in the Springfield area. The Illinois HMO filed its answer to the complaint, amended affirmative defenses and counterclaims on March 26, 1996. The parties are presently engaged in discovery. A trial date has not been set by the Court.

Pursuant to an interim agreement between the parties, the Foundation agreed to continue to provide covered services to the Illinois HMO's members and the Illinois HMO agreed to deposit capitation payments into a segregated account and to approve disbursements to the Foundation from the account for claims for covered services provided to the Illinois HMO's members and adjudicated pursuant to a fee schedule, with full reservation of the parties' respective rights. Pursuant to a partial settlement agreement subsequently executed by the parties, the Foundation's claim for injunctive relief, the Company's counterclaim for tortious interference with economic advantage, and the Company's affirmative defenses were resolved. The parties further agreed that the value of the covered services provided to certain Illinois HMO members during 1996 would be determined by the Court in a trial.

The capitation payments  deposited  by  the  Illinois  HMO into the segregated account exceed the amount of claims Foundation represented were incurred and payable by approximately $943,000 ("Segregated Balance") as of May 13, 1998. The Foundation is seeking $3.9 million in damages plus interest in excess of the Segregated Balance and a capitation payment in the approximate amount of $139,000 plus interest which the Foundation contends is unpaid. The Company believes that the Foundation's damages are substantially overstated and that the Foundation's damages do not exceed the Segregated Balance. Accordingly, the Company does not believe that resolution of this action will have a material adverse impact on the Company's operations or financial condition.

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

         None

Item 3:  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Paul R. Dupee, Jr. ("Dupee") and a group of other shareholders holding approximately 5% of the Company's outstanding stock (the "Dupee Group"), filed proxy solicitation materials with the Securities and Exchange
         Commission ("SEC") on March 19, 1998 (the "Dupee Consent Solicitation") to obtain written consents from the Company's shareholders to enact three proposals (the "Dupee Proposals"). Prior to the commencement by the Dupee Group of the solicitation of consents from the shareholders of the Company for the Dupee Proposals, the Company and the Dupee Group entered into a settlement agreement pursuant to which the Dupee Group agreed to terminate the Dupee Consent Solicitation and the Dupee Proposals and the parties agreed to dismiss with prejudice certain related litigations (the "Dupee Settlement"). For a further discussion of the terms of the Dupee Settlement and the related litigations see "Part II, Item 1, Legal Proceedings - a. DUPEE." Pursuant to the Dupee Settlement the Company has agreed to reimburse the Dupee Group for their costs and expenses related to solicitation of shareholders' consent to the Dupee Proposals and negotiation of the Dupee Settlement, in an amount not to exceed $450,000 subject to verification and consent of a majority of the Company's shareholders to such payment. The Company has received such consents from shareholders representing 51% of the outstanding shares. See "Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits
               --------

               Exhibit 10.3i. Amendment No. 2 to the Amended and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of March 28, 1998.

               Exhibit 10.3j. Amendment No. 3 to the Amended and and Restated Employment and Indemnification Agreement by and between Maxicare Health Plans Inc. and Peter J. Ratican, dated as of May 8, 1998.

               Exhibit 10.9f. Amendment No. 1 to the Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of May 8, 1998.

               Exhibit 10.87a. Amendment No. 1 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of March 28, 1998.

               Exhibit 10.87b. Amendment No. 2 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of May 8, 1998.

               Exhibit 10.89. Dupee Group Settlement Agreement by and between American Opportunity Trust, Paul R. Dupee, Jr., J.O. Hambro Capital Management Limited, J.O. Hambro Investment Management, and North Atlantic Smaller Companies Investment Trust and Maxicare Health Plans, Inc., dated as of May 8, 1998, including Exhibit A, "Resolutions to be
               Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting," and Exhibits I and II, form of stipulations dismissing litigation.

               Exhibit 10.89a. Form of Voting Agreement including Exhibit A, "Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting."



         (b)   Reports on Form 8-K
               -------------------

               February 24, 1998 - Item 5. Other Events:

               On February 24, 1998 the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's Common Stock.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.

                               ---------------------------
                                      (Registrant)



  May 15, 1998                    /s/ RICHARD A. LINK
  ------------                 ---------------------------
      Date                          Richard A. Link
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration