Form 10-K/A
period 1997-12-31
MAXICARE HEALTH PLANS INC
filed 1998-06-24
CIK 722573

Washington, D. C. 20549

                            Form 10-K/A


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


                            -----


    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 1998:


      Common Stock, $.01 par value - $127,718,340


    The number of shares outstanding of each of the issuer's classes of capital stock, as of June 22, 1998:


      Common Stock, $.01 par value - 17,925,381 shares




                  DOCUMENTS INCORPORATED BY REFERENCE

                              None.

Item 6. Selected Financial Data
        -----------------------

                                                                 For The Years Ended December 31,
                                                                 --------------------------------
(Amounts in thousands except per share and
 membership data)
                                                            1997      1996      1995       1994       1993
                                                         ---------  --------  ---------  --------   --------
                                                         (Restated)           (Restated)

REVENUES................................................ $ 663,823  $562,765  $ 467,344  $432,173   $440,186
                                                         ---------  --------  ---------  --------   --------
EXPENSES
   Health care expenses.................................   630,869   503,006    414,296   379,608    394,721
   Marketing, general and administrative expenses.......    55,702    48,753     43,993    44,084     40,998
   Depreciation and amortization........................       751     1,279      1,245     2,087      4,054
   Litigation and management restructuring charges (1)..     9,000
                                                         ---------  --------  ---------  --------   --------
TOTAL EXPENSES..........................................   696,322   553,038    459,534   425,779    439,773
                                                         ---------  --------  ---------  --------   --------
INCOME (LOSS) FROM OPERATIONS...........................   (32,499)    9,727      7,810     6,394        413

   Investment income....................................     7,481     6,528      6,299     3,319      2,636
   Interest expense.....................................       (63)      (97)       (58)      (36)       (32)
                                                         ---------  --------  ---------  --------   --------
INCOME (LOSS) BEFORE INCOME TAXES ......................   (25,081)   16,158     14,051     9,677      3,017

INCOME TAX BENEFIT......................................               3,267      3,625     3,658      2,571
                                                         ---------  --------  ---------  --------   --------
NET INCOME (LOSS).......................................   (25,081)   19,425     17,676    13,335      5,588

PREFERRED STOCK DIVIDENDS...............................                                   (5,280)    (5,400)
                                                         ---------  --------  ---------  --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $ (25,081) $ 19,425  $  17,676  $  8,055   $    188
                                                         =========  ========  =========  ========   ========

NET INCOME (LOSS) PER COMMON SHARE (2):
Basic:
  Basic earnings (loss) per common share................ $   (1.40) $   1.11  $    1.09  $    .78   $    .02
                                                         =========  ========  =========  ========   ========
  Weighted average number of common shares
   outstanding..........................................    17,897    17,520     16,158    10,367     10,025

Diluted:
  Diluted earnings (loss) per common share.............. $   (1.40) $   1.05  $     .97  $    .76   $    .02
                                                         =========  ========  =========  ========   ========
  Weighted average number of common and common
   dilutive potential shares outstanding................    17,897    18,415     18,137    17,581     10,025

                                                                          At December 31,
                                                                          ---------------

                                                            1997       1996      1995       1994       1993
                                                         ---------  --------- ---------  ---------  ---------
                                                                    (Restated)(Restated)
BALANCE SHEET DATA:
  Total assets.........................................  $ 167,422  $ 174,522 $ 152,836  $ 128,692  $ 106,807
  Total indebtedness (3)...............................  $  86,386  $  68,276 $  68,131  $  63,342  $  54,422
  Shareholders' equity.................................  $  81,036  $ 106,246 $  84,705  $  65,350  $  52,385

MEMBERSHIP DATA:
  Number of members....................................    515,000    423,000   345,000    292,000    308,000


                                  Notes to Selected Financial Data



(1)   A $6.0 million litigation charge was recorded  in  the  first  quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board  of Claims denying any recovery by the Company on its claim against  the  Pennsylvania  Department  of  Public  Welfare in connection with the operation of a Medicaid managed care  program  from  1986  through  1989 by a subsidiary of the
      Company (see "Item 8. Financial Statements  and  Supplementary  Data - Note 10 to the Company's
      Consolidated Financial  Statements").    A  $3.0  million  management  restructuring charge was
      recorded in the fourth  quarter  of  1997  for  termination  expenses  primarily related to the settlement of certain obligations pursuant  to  the former chief financial officer's employment agreement.

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

(3)   Includes long-term liabilities of $195, $511, $1,155,  $887  and $504 in 1997, 1996, 1995, 1994
      and 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

The year ended December 31, 1997 compared to the year ended
-----------------------------------------------------------
December 31, 1996.
------------------

The Company reported a net loss of $25.1 million for the year ended December 31, 1997 after recording a $6.0 million non-cash litigation charge (see "Item 8. Financial Statements and Supplementary Data - Note 10 to the Company's Consolidated Financial Statements") and a $3.0 million management restructuring charge. This compares to net income of $19.4 million for 1996 which included a tax benefit of $3.3 million. Net loss per common share on a diluted basis was $1.40 for 1997 compared to net income of $1.05 for 1996.

Revenues for the year ended December 31, 1997 increased by $101.0 million to $663.8 million, an increase of 18.0% as compared to 1996. This increase was primarily due to a 24.7% membership increase, offset in part by a 16.9% decline in the average governmental premium revenue per member per month ("PMPM") as a result of the growth in the lower premium revenue PMPM Medicaid line of business and a .8% decline in the average commercial premium revenue PMPM. Commercial premiums increased $10.5 million or 2.3% to $457.6 million, primarily as a result of a 3.2% increase in membership. Governmental premiums increased $92.6 million or 85.9% to $200.5 million as a result of a 123.9% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. For the foreseeable future it is anticipated that the average governmental premium revenue PMPM will decline as the expected membership growth in the lower premium revenue PMPM Medicaid line of business is anticipated to exceed the membership growth in the higher premium revenue PMPM Medicare line of business.

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

The Company recorded in the first quarter of 1997 a $6.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs. A $3.0 million management restructuring charge was recorded in the fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

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

The year ended December 31, 1996 compared to the year ended
-----------------------------------------------------------
December 31, 1995.
------------------

The Company reported net income of $19.4 million for the year ended December 31, 1996 compared to $17.7 million for 1995 (see "Item 8. Financial Statements and Supplementary Data - Note 10 to the Company's Consolidated Financial Statements"). Net income per common share on a diluted basis was $1.05 for the year ended December 31, 1996 compared to $.97 for 1995.

For the year ended December 31, 1996, the Company reported revenues of $562.8 million, an increase of $95.4 million or 20.4% when compared to 1995. Commercial premiums increased $38.3 million or 9.4% to $447.2 million as a result of a 14.7% increase in membership primarily in California and Indiana, offset in part by a 5.7% decline in the average premium revenue PMPM. Governmental premiums increased $49.6 million or 85.2% to $107.8 million as a result of an 88.3% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The premium revenue PMPM for the Medicaid and Medicare lines of business increased by .7% and 5.8%, respectively, however, the average premium revenue PMPM for governmental premiums declined by 4.9% as a result of greater growth in the lower premium revenue PMPM Medicaid line of business. Other Income includes the recording in the  fourth  quarter  of  1996  a $5.2 million credit resulting from a reduction in an estimated distribution payable pursuant to the Reorganization Plan.

Health care expenses, including increases in estimated claims payable in the fourth quarter of 1996, increased 21.4% or $88.7 million for the year ended December 31, 1996 as compared to 1995. The medical loss ratio increased 1.9 percentage points to 90.6% as a result of higher prescription drug costs, the effect of the decline in the average commercial premium revenue PMPM particularly in the California HMO, and the growth in the higher medical loss ratio Medicaid line of business.

M,G&A expenses were $48.8 million for the year ended December 31, 1996 as compared to $44.0 million for 1995. M,G&A expenses as a percentage of revenues decreased from 9.4% to 8.7% for the year ended December 31, 1996 as compared to the same period in 1995. Depreciation and amortization expense for the year ended December 31, 1996 remained relatively constant at $1.3 million when compared to 1995.

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

Forward Looking Information

General - This Annual Report on Form 10-K/A contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act of 1995. Reference is made in particular to the discussion set forth under "Item 1. Business" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements of dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

Business Strategy - The Company's business strategy includes strengthening its position in the markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company's members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses. In December 1997, the Company undertook a restructuring of management and commenced a re-evaluation of the Company's operations and businesses with a view towards enhancing the Company's operations and focusing on the Company's operations which have generated substantially all of the membership growth and profits in recent years. For the year ended December 31, 1997 the Company reported a net loss of $25.1 million which included a $6.0 million non-cash litigation charge and a $3.0 million management restructuring charge. Excluding these charges, the Company would have reported a net loss of $16.1 million which was virtually entirely due to losses reported for the Company's Illinois and Carolinas health plans. The Company is currently reviewing and pursuing strategic alternatives with respect to these and its other health plans which may include dispositions and or acquisitions in support of the Company's business strategy.

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

As discussed further in Note 10 to the financial statements, the Company has restated its financial statements for the periods ended December 31, 1995, 1996, 1997. The restatement resulted in a reduction in 1995 income of $10 million and a reduction of the loss for 1997 by $10 million. Total assets and shareholders' equity were reduced by $10 million at each of December 31, 1995 and 1996.


                                   ERNST & YOUNG LLP


Los Angeles, California
February 6, 1998, except Note 5
which date is February 28, 1998
and Note 10 which date is June 12, 1998

                MAXICARE HEALTH PLANS, INC.
                CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands except par value)


                                                                   December 31,
                                                                1997         1996
                                                             ---------    ---------
                                                                          (Restated)
CURRENT ASSETS
  Cash and cash equivalents - Note 2........................ $  51,881    $  55,568
  Marketable securities - Note 2............................    47,843       58,650
  Accounts receivable, net - Note 2.........................    26,024       23,107
  Deferred tax asset - Note 7...............................    18,061       18,000
  Prepaid expenses..........................................     6,763        3,001
  Other current assets......................................       653          279
                                                             ---------    ---------
    TOTAL CURRENT ASSETS....................................   151,225      158,605
                                                             ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,441        5,441
  Furniture and equipment...................................    18,135       18,875
                                                             ---------    ---------
                                                                23,576       24,316
    Less accumulated depreciation and amortization..........    22,330       22,875
                                                             ---------    ---------
    NET PROPERTY AND EQUIPMENT..............................     1,246        1,441
                                                             ---------    ---------
LONG-TERM ASSETS
  Long-term receivables.....................................       509          109
  Restricted investments - Note 2...........................    14,135       14,099
  Intangible assets, net....................................       307          268
                                                             ---------    ---------
    TOTAL LONG-TERM ASSETS..................................    14,951       14,476
                                                             ---------    ---------

    TOTAL ASSETS............................................ $ 167,422    $ 174,522
                                                             =========    =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $  67,334    $  52,294
  Accounts payable..........................................       528          711
  Deferred income...........................................     7,220        7,234
  Accrued salary expense....................................     3,304        3,376
  Other current liabilities.................................     7,805        4,150
                                                             ---------    ---------
    TOTAL CURRENT LIABILITIES...............................    86,191       67,765
LONG-TERM LIABILITIES.......................................       195          511
                                                             ---------    ---------
    TOTAL LIABILITIES.......................................    86,386       68,276
                                                             ---------    ---------
COMMITMENTS AND CONTINGENCIES - Note 4

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1997 - 17,936 shares and 1996 - 17,565 shares issued and
    outstanding - Note 5....................................       179          176
  Additional paid-in capital................................   254,376      249,804
  Notes receivable from shareholders - Note 6...............    (4,704)
  Accumulated deficit.......................................  (168,815)    (143,734)
                                                             ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY..............................    81,036      106,246
                                                             ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 167,422    $ 174,522
                                                             =========    =========



                      See notes to consolidated financial statements.

                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands except per share data)



                                                           Years ended December 31,
                                                          1997      1996        1995
                                                       ---------  ---------  ---------
                                                       (Restated)            (Restated)
REVENUES
   Commercial premiums................................ $ 457,628  $ 447,151  $ 408,901
   Governmental premiums..............................   200,452    107,819     58,229
   Other income.......................................     5,743      7,795        214
                                                       ---------  ---------  ---------
     TOTAL REVENUES...................................   663,823    562,765    467,344
                                                       ---------  ---------  ---------
EXPENSES
   Physician services.................................   267,604    221,259    183,918
   Hospital services..................................   244,540    188,227    148,546
   Outpatient services................................   101,854     79,403     67,482
   Other health care expense..........................    16,871     14,117     14,350
                                                       ---------  ---------  ---------
     TOTAL HEALTH CARE EXPENSES.......................   630,869    503,006    414,296

   Marketing, general and administrative expenses.....    55,702     48,753     43,993
   Depreciation and amortization......................       751      1,279      1,245
   Litigation and management restructuring
    charges - Notes 9 and 10..........................     9,000
                                                       ---------  ---------  ---------
     TOTAL EXPENSES...................................   696,322    553,038    459,534
                                                       ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS.........................   (32,499)     9,727      7,810

   Investment income..................................     7,481      6,528      6,299
   Interest expense...................................       (63)       (97)       (58)
                                                       ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES.....................   (25,081)    16,158     14,051

INCOME TAX BENEFIT....................................                3,267      3,625
                                                       ---------  ---------  ---------
NET INCOME (LOSS)..................................... $ (25,081) $  19,425  $  17,676
                                                       =========  =========  =========

NET INCOME (LOSS) PER COMMON SHARE
   - Note 2:

Basic:
  Basic Earnings (Loss) Per Common Share.............. $   (1.40) $    1.11  $    1.09
                                                       =========  =========  =========
  Weighted average number of common shares
   outstanding........................................    17,897     17,520     16,158
                                                       =========  =========  =========

Diluted:
  Diluted Earnings (Loss) per Common Share............ $   (1.40) $    1.05  $     .97
                                                       =========  =========  =========
  Weighted average number of common and common
     dilutive potential shares outstanding............    17,897     18,415     18,137
                                                       =========  =========  =========



                      See notes to consolidated financial statements.

                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)

                                                                      Years ended December 31,
                                                                    1997        1996        1995
                                                                  ---------  ---------   ---------
                                                                  (Restated)             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................ $ (25,081) $  19,425   $  17,676
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
  Depreciation and amortization..................................       751      1,279       1,245
  Benefit from deferred income taxes.............................       (61)    (4,000)     (4,000)
  Amortization of restricted stock...............................       426        699         583
  Provision for long-term receivables valuation allowance........                            2,004
  Litigation and management restructuring charges................     9,000
  Changes in assets and liabilities:
    Increase in accounts receivable..............................    (7,917)      (161)     (4,632)
    Increase (decrease) in estimated claims and other health
      care costs payable.........................................    15,040      5,280        (446)
    Increase (decrease) in deferred income.......................       (14)     1,962       2,934
    Changes in other miscellaneous assets and liabilities........    (4,303)    (8,511)      2,928
                                                                  ---------  ---------    --------
Net cash provided by (used for) operating activities.............   (12,159)    15,973      18,292
                                                                  ---------  ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment.........................                                5
  Purchases of property and equipment............................      (301)       (81)       (250)
  Increase in restricted investments.............................       (36)    (1,506)     (1,640)
  Reductions to long-term receivables............................                   91          81
  Additions to long-term receivables.............................      (400)
  Proceeds from sales and maturities of marketable securities....    52,946     51,495      48,460
  Purchases of marketable securities.............................   (42,139)   (60,486)    (54,561)
  Loans to shareholders..........................................    (4,458)
                                                                  ---------  ---------    --------
Net cash provided by (used for) investing activities.............     5,612    (10,487)     (7,905)
                                                                  ---------  ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................      (384)      (505)       (171)
  Stock options exercised........................................     3,613      1,417       1,621
  Repurchase of restricted stock.................................      (369)
  Redemption of preferred stock..................................                             (525)
                                                                  ---------  ---------    --------
Net cash provided by financing activities........................     2,860        912         925
                                                                  ---------  ---------    --------
Net increase (decrease) in cash and cash equivalents.............    (3,687)     6,398      11,312
Cash and cash equivalents at beginning of year...................    55,568     49,170      37,858
                                                                  ---------  ---------    --------
Cash and cash equivalents at end of year......................... $  51,881   $ 55,568    $ 49,170
                                                                  =========  =========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for -
      Interest................................................... $      57   $    106    $     37
      Income taxes............................................... $     100   $    347    $  2,689

Supplemental schedule of non-cash investing activities:
    Capital lease obligations incurred for purchase of property
      and equipment and intangible assets........................ $     150               $    963

Supplemental schedule of non-cash financing activities:
    Reclassification of preferred stock capital accounts
      to common stock capital accounts pursuant to the
      conversion of preferred stock to common stock..............                         $ 53,195
    Issuance of restricted stock.................................                         $  2,096




                          See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)





                                  Number of            Number of          Additional
                                  Preferred Preferred   Common    Common   Paid-in             Accumulated
                                   Shares     Stock     Shares     Stock   Capital     Other     Deficit     Total
                                  --------  ---------  ---------  ------  ----------  -------  ----------- --------
Balances at December 31, 1994....   2,290     $   23    10,850     $108    $246,054            $(180,835)  $ 65,350

  Stock options exercised........                          189        2       1,619                           1,621

  Restricted stock issued........                          130        1          (1)

  Restricted stock amortized.....                                               583                             583

  Preferred stock converted
  to common stock................  (2,269)       (23)    6,251       63         (40)

  Preferred stock redeemed.......     (21)                                     (525)                           (525)

  Net income (Restated)..........                                                                 17,676     17,676
                                    -----      -----    ------     ----   ---------   -------  ---------    -------

Balances at December 31, 1995
  (Restated).....................       0          0    17,420      174     247,690             (163,159)    84,705

  Stock options exercised........                          145        2       1,415                           1,417

  Restricted stock amortized.....                                               699                             699

  Net income.....................                                                                 19,425     19,425
                                    -----      -----    ------     ----   ---------   -------  ---------    -------
Balances at December 31, 1996
  (Restated).....................       0          0    17,565      176     249,804             (143,734)   106,246


  Stock options exercised........                          403        4       3,609                           3,613

  Restricted stock amortized.....                                               426                             426

  Retirement of restricted
  stock..........................                          (32)      (1)       (368)                           (369)

  Adjustment to paid-in capital
  for deferred compensation......                                               905                             905

  Notes receivable from
  shareholders...................                                                     $(4,704)               (4,704)

  Net loss (Restated)............                                                                (25,081)   (25,081)
                                    -----      -----    ------     ----    --------   -------  ---------   --------

Balances at December 31, 1997....       0      $   0    17,936     $179    $254,376   $(4,704) $(168,815)  $ 81,036
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
                                 =======      =======       =======       =======

The contractual maturities of investments at December 31, 1997 were as follows:
                                                      Estimated
                                          Amortized     Fair
(Amounts in thousands)                      Cost        Value
                                          ---------   ---------
Available-for-sale:
  Due in one year or less................  $10,812     $10,854

  Due after one year through five years..   37,031      37,027
                                           -------     -------
                                           $47,843     $47,881
                                           =======     =======

Held-to-maturity:
  Due in one year or less...............   $13,458     $13,477

  Due after one year through five years..      677         675
                                           -------     -------
                                           $14,135     $14,152
                                           =======     =======

Accounts Receivable

Accounts receivable consisted of the following at December 31:


                                            1997        1996
  (Amounts in thousands)                  -------     -------
  Premiums receivable.................... $28,563     $23,330
  Allowance for retroactive
    billing adjustments..................  (6,926)     (5,112)
                                          -------     -------
  Premiums receivable, net...............  21,637      18,218

  Other..................................   4,387       4,889
                                          -------     -------
  Accounts receivable, net............... $26,024     $23,107
                                          =======     =======

Premiums receivable included as of December 31, 1996 an estimated $5.0 million for amounts due the Company with respect to the prior operation of a governmental managed care program by a subsidiary of the Company. This receivable was written off by the Company in the first quarter of 1997 in conjunction with the recording of a $6.0 million litigation charge.

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

The  following  is   a   reconciliation   of   the  numerators  and
denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:

                                                         Years ended December 31,
                                                      1997         1996        1995
                                                    --------     --------    --------
                                                    (Restated)               (Restated)
Basic earnings (loss) per common share:

Numerator - Net income (loss).....................  $(25,081)    $ 19,425    $ 17,676
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,897       17,520      16,158
                                                    ========     ========    ========

Basic earnings (loss) per common share............. $  (1.40)    $   1.11    $   1.09
                                                    ========     ========    ========


Diluted earnings (loss) per common share:

Numerator - Net income (loss)...................... $(25,081)    $ 19,425    $ 17,676
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,897       17,520      16,158
  Dilutive stock options...........................                   895         820
  Dilutive impact of preferred stock
    outstanding through March 14, 1995.............                             1,159
                                                    --------     --------    --------
                                                      17,897       18,415      18,137
                                                    ========     ========    ========

Diluted earnings (loss) per common share........... $  (1.40)    $   1.05    $    .97
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
                                  1997     1996      1995
                                --------  -------   -------
                                (Restated)          (Restated)
Pro forma net income (loss)     $(28,047) $17,211   $17,623

Pro forma earnings (loss) per
common share:
  Basic                         $  (1.57) $   .98   $  1.09
  Diluted                       $  (1.57) $   .93   $   .97

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

NOTE 7 - INCOME TAXES

The benefit for income taxes at December 31 consisted of the following:


                                  1997      1996      1995
(Amounts in thousands)          -------   -------   -------
Current:
  Federal...................... $  (12)   $   518   $   236
  State........................     73        215       139
                                -------   -------   -------
                                    61        733       375
                                -------   -------   -------
Deferred:
  Federal......................            (3,400)   (3,400)
  State........................    (61)      (600)     (600)
                                -------   -------   -------
                                   (61)    (4,000)   (4,000)
                                -------   -------   -------
Benefit for income taxes....... $  --     $(3,267)  $(3,625)
                                =======   =======   =======


The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                  1997        1996        1995
(Amounts in thousands)         ----------  ----------  ----------
Loss carryforwards...........  $(110,899)  $(101,212)  $(106,117)
Depreciation.................     (1,540)     (1,371)     (1,316)
Other........................     (3,207)     (3,075)     (2,568)
                               ---------   ---------   ---------

Gross deferred tax assets....   (115,646)   (105,658)   (110,001)
                               ---------   ---------   ---------

Deferred tax assets valuation
  allowance.................      97,585      87,658      96,001
                               ---------   ---------   ---------

Deferred tax asset..........   $ (18,061)  $ (18,000)  $ (14,000)
                               =========   =========   =========

The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:


                                       1997      1996      1995
(Amounts in thousands)               --------  -------   -------
Tax provision (benefit)
  at statutory rate................. $ (8,528) $ 5,494   $ 4,777
State income taxes..................       73      215       139
Exercise of nonqualified stock
  options...........................   (1,755)    (809)     (577)
Benefit of NOL carryforwards........            (4,167)   (3,964)
Anticipation of future benefit of
  NOLs..............................      (61)  (4,000)   (4,000)
Limitation on current-year tax
  benefit due to unrealized NOL
  carryforwards.....................   10,271
                                     --------  -------   -------

Benefit for income taxes............ $  --     $(3,267)  $(3,625)
                                     ========  =======   =======


The Company's net operating loss (NOL) carryforwards increased due to a $29 million NOL for tax purposes incurred in 1997. At December 31, 1997, the Company had NOL carryforwards for federal tax purposes expiring as follows (amounts are in millions):


          Year of
         Expiration                    NOL

            2003                     $ 184.5
            2004                        94.5
            2005                         1.4
            2006                         2.6
            2007                         1.6
            2012                        29.0
                                     -------
         Total NOL carryforwards     $ 313.6
                                     =======

On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. From the Effective Date through December 31, 1995 the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 1997 the Company has utilized approximately $45 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $94 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under Section 382 of the IRC on NOLs would be recalculated.

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

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. Compensation expense recognized in connection with the SERP was $984,000 for the year ended December 31, 1997. Of this compensation expense recognized in 1997, $700,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Financial Officer and an additional former executive which was included in the management restructuring charge recorded in 1997 (see Note 9 - Management Restructuring Charge).

NOTE 9 - MANAGEMENT RESTRUCTURING CHARGE

In the fourth quarter of 1997 the Company recorded a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the employment agreement of Eugene L. Froelich, the Company's former Chief Financial Officer.

NOTE 10 - LITIGATION CHARGE AND RESTATEMENT

From March 1, 1986 through June 30, 1989, Penn Health Corporation ("Penn Health"), a subsidiary of the Company, contracted with the Commonwealth of Pennsylvania, Department of Public Welfare (the "DPW") to provide a full range of managed health care services to approximately 86,000 Medicaid enrollees under the Pennsylvania Medical Assistance Program known as the HealthPass Program (the "DPW Contract"). Pursuant to the DPW Contract, Penn Health arranged and paid for the provision of covered medical care and services to eligible Medicaid recipients enrolled in the HealthPass Program. The Company has been in litigation with the DPW since 1990 in connection with its claims for amounts due by the DPW of approximately $29 million plus interest owing under the DPW Contract. Based upon an evaluation of this matter, the Company recorded in the fourth quarter of 1995 a $10 million increase from $5 million to $15 million for the estimated amounts due from the DPW. In March 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims (the "Claims Board") that Penn Health was not entitled to any recovery on its claims against the DPW. Accordingly, the Company recorded in the first quarter of 1997 a $16.0 million non-cash litigation charge to fully reserve for the recorded estimate of $15.0 million due the Company from the DPW and related litigation costs. It has now been determined that the $10.0 million increase to the estimated amounts due the Company from the DPW should not have been reflected as other income in the 1995 financial statements. As a result, the $10.0 million of other income previously recorded in the fourth quarter of 1995 has been adjusted and restated to zero, and the previously recorded litigation charge of $16.0 million reflected in the first quarter of 1997 has been adjusted and restated to $6.0 million. This restatement has resulted in a decrease in the previously recorded net loss of $35.1 million ($1.96 basic and diluted per share) for 1997 to $25.1 million ($1.40 basic and diluted per share), and a decrease in the previously recorded net income of $27.7 million ($1.71 basic and $1.53 diluted per share) for 1995 to $17.7 million ($1.09 basic and $.97 diluted per share).

Total assets and shareholders' equity as of December 31, 1996 have correspondingly been adjusted and restated by a decrease of $10.0 million from the previously recorded balances of $184.5 million and $116.2 million to $174.5 million and $106.2 million, respectively. The aforementioned adjustments had no effect on the recorded balances of total assets and shareholders' equity as of December 31, 1997 and are non-cash adjustments that do not impact the Company's previously reported cash flows for any of the restatement periods. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Claims Board's order and to award the Company damages. DPW has filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract. In addition, the Company is pursuing claims relating to this matter in the Bankruptcy Court in California. The Company believes the resolution of these matters and the Penn Health bankruptcy case will not adversely impact the Company's ongoing business and operations.

Quarterly Results of Operations (Unaudited)

The following is a  tabulation  of  the  quarterly  results  of  operations for the years ended
December 31:


(Amounts in thousands,                                  Three months ended,
except per share data)                     ---------------------------------------------
---------------------                      March 31     June 30     Sept 30     Dec 31
                                           ---------   ---------   ---------   ---------
                                           (Restated)
1997
----

Revenues                                   $154,496    $163,070    $171,716    $174,541

Income (loss) from operations (1)            (1,711)      2,133     (19,790)    (13,131)

Net income (loss)                                91       4,229     (17,988)    (11,413)

Net income (loss) per common share:
  Basic                                    $    .01    $    .24    $  (1.00)   $   (.64)
  Diluted                                  $    .00    $    .23    $  (1.00)   $   (.64)

1996
----

Revenues                                   $131,766     $134,573    $140,794   $155,632

Income (loss) from operations              $  4,184     $   (993)   $  3,453   $  3,083

Net income (2)                             $  5,736     $    523    $  5,025   $  8,141

Net income per common share:
  Basic                                    $    .33     $    .03    $    .29   $    .46
  Diluted                                  $    .31     $    .03    $    .27   $    .44


(1) A $6.0 million litigation charge was recorded in the first quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board  of Claims denying the Company recovery on its receivable of $5.0 million due  the  Company from the Pennsylvania Department of Public
    Welfare, in connection with the  operation  of  a  Medicaid  managed care program from 1986 through 1989 by a subsidiary of  the  Company,  and  related litigation costs (see "Item 8.
    Financial Statements  and  Supplementary  Data  -  Note  10  to  the Company's Consolidated
    Financial Statements").  A $20.0 million charge  was  recorded in the third quarter of 1997 to increase health care  claims  reserves  for  unanticipated  health  care  costs.  A $3.0 million management restructuring charge  was  recorded  in  the  fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

(2) Includes $3.4 million of income tax benefits from  the recording of a deferred tax asset in the fourth quarter of 1996 (see "Item 8. Financial Statements and Supplementary Data - Note
    7 to the Company's Consolidated Financial Statements").

Item 14. Exhibits, Financial Statement Schedules, and
         --------------------------------------------
         Reports on Form 8-K
         -------------------

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

10.87  Maxicare   Health   Plans,   Inc.   Supplemental   Executive
       Retirement Program

10.88 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Randall S. Anderson, dated January 1, 1998

21     List of Subsidiaries@@@

23.1   Consent of Independent Auditors - Ernst & Young LLP

23.1a  Consent of Independent Auditors - Ernst & Young LLP

27.95  Restated Financial Data Schedule for the year ended December
       31, 1995

27.96  Restated Financial Data Schedule for the year ended December
       31, 1996

27.97  Restated Financial Data Schedule for the year ended December
       31, 1997

28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***

28.2   Stipulation    and    Order    Regarding    Conditions    to
       Effectiveness of Joint Plan of Reorganization***

99.8 Press Release dated March 20, 1998 announcing consent solicitation by a 1.3% shareholder
------------------------------------------------------------------

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



    June 24, 1998                       /s/ Richard A. Link
    --------------                    ------------------------
         Date                             Richard A. Link
                                       Chief Financial Officer

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   CONDENSED BALANCE SHEETS

                    (Amounts in thousands)



                                                                        December 31,
                                                                       1997      1996
                                                                     --------  ---------
                                                                               (Restated)
CURRENT ASSETS
  Cash and cash equivalents......................................... $  1,750  $  12,554
  Marketable securities.............................................   11,690     24,297
  Amounts due from affiliates - Note 2..............................    2,121      4,036
  Deferred tax asset................................................   18,061     18,000
  Other current assets.............................................     2,526      2,328
                                                                     --------  ---------
     TOTAL CURRENT ASSETS...........................................   36,148     61,215

PROPERTY AND EQUIPMENT, NET.........................................      900      1,148
INVESTMENT IN SUBSIDIARIES..........................................   51,751     50,473
OTHER LONG-TERM ASSETS..............................................      229        267
                                                                     --------  ---------
     TOTAL ASSETS................................................... $ 89,028  $ 113,103
                                                                     ========  =========

CURRENT LIABILITIES
  Amounts due to affiliates - Note 2................................ $    332  $      47
  Payable to disbursing agent.......................................               1,000
  Other current liabilities.........................................    7,638      5,446
                                                                     --------  ---------
     TOTAL CURRENT LIABILITIES......................................    7,970      6,493

OTHER LONG-TERM LIABILITIES.........................................       22        364
                                                                     --------  ---------
     TOTAL LIABILITIES..............................................    7,992      6,857
                                                                     --------  ---------

COMMITMENTS AND CONTINGENCIES - Note 3

TOTAL SHAREHOLDERS' EQUITY..........................................   81,036    106,246
                                                                     --------  ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $ 89,028  $ 113,103
                                                                     ========  =========





                See notes to condensed financial information of registrant.


                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF OPERATIONS

                    (Amounts in thousands)


                                                                Years ended December 31,
                                                               1997       1996       1995
                                                             ---------  --------   ---------
                                                             (Restated)            (Restated)
REVENUES
  Equity in earnings (losses) of subsidiaries............... $ (25,021) $  1,287   $   8,318
  Service agreement income..................................    10,865    11,572      11,115
  Other income..............................................     1,988     6,728
                                                             ---------  --------   ---------
     TOTAL REVENUES.........................................   (12,168)   19,587      19,433
                                                             ---------  --------   ---------
EXPENSES
  Marketing, general and administrative expenses............    15,082    11,667      14,123
  Depreciation and amortization.............................       566     1,077       1,011
                                                             ---------  --------   ---------
     TOTAL EXPENSES.........................................    15,648    12,744      15,134
                                                             ---------  --------   ---------
INCOME (LOSS) FROM OPERATIONS...............................   (27,816)    6,843       4,299

  Investment income.........................................     2,352     1,709       1,191
  Interest expense, net of inter-company interest income
    and expense.............................................       (44)      (71)        (34)
                                                             ---------  --------   ---------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (25,508)    8,481       5,456

INCOME TAX BENEFIT..........................................       427    10,944      12,220
                                                             ---------  --------   ---------
NET INCOME (LOSS)........................................... $ (25,081) $ 19,425   $  17,676
                                                             =========  ========   =========






                 See notes to condensed financial information of registrant.

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)

                                                            Years ended December 31,
                                                           1997       1996       1995
                                                         ---------  --------   ---------
                                                         (Restated)            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................... $ (25,081) $ 19,425   $  17,676
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization.........................       565     1,077       1,011
  Benefit from deferred income taxes....................       (61)   (4,000)     (4,000)
  Management restructuring charge.......................     3,000
  Amortization of restricted stock......................       426       699         583
  Provision for long-term receivables valuation.........                           2,004
  Equity in (earnings) losses of subsidiaries...........    25,021    (1,287)     (8,318)
  Changes in other miscellaneous assets and
     liabilities........................................       805    (4,297)     (3,372)
                                                         ---------  --------   ---------
Net cash provided by operating activities...............     4,675    11,617       5,584
                                                         ---------  --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities (purchases)
     of marketable securities, net......................    12,607    (9,289)     (4,254)
  Capital contributions to subsidiaries, net............   (28,600)  (11,300)     (5,530)
  Dividends received from subsidiaries..................     2,300    11,250       8,130
  Purchases of property and equipment, net..............      (222)      (24)        (50)
  Loans to shareholders.................................    (4,458)
                                                         ---------  --------   ---------
Net cash used for investing activities..................   (18,373)   (9,363)     (1,704)
                                                         ---------  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.................      (350)     (476)       (145)
  Stock options exercised...............................     3,613     1,417       1,621
  Redemption of preferred stock.........................                            (525)
  Repurchase of restricted stock........................      (369)
                                                         ---------  --------   ---------
Net cash provided by financing activities...............     2,894      941          951
                                                         ---------  --------   ---------
Net increase (decrease) in cash and cash equivalents....   (10,804)    3,195       4,831
Cash and cash equivalents at beginning of year..........    12,554     9,359       4,528
                                                         ---------  --------   ---------
Cash and cash equivalents at end of year................ $   1,750  $ 12,554   $   9,359
                                                         =========  ========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for -
    Interest............................................ $      48  $     93   $      22
    Income taxes........................................ $     100  $    347   $   2,689

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)



                                                            Years ended December 31,
                                                            1997      1996        1995
                                                         ---------  --------   ---------
                                                         (Restated)            (Restated)
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of
    property and equipment and intangible assets........ $     102             $     963

Supplemental schedule of non-cash financing activities:
  Reclassification of preferred stock capital accounts
    to common stock capital accounts pursuant to the
    conversion of preferred stock to common stock.......                       $  53,195
  Issuance of restricted common stock...................                       $   2,096






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