Form 10-Q/A
period 1998-03-31
MAXICARE HEALTH PLANS INC
filed 1998-06-24
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            Form 10-Q/A

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securiities Exchange Act of 1934


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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of June 22, 1998.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

           MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands except par value)

<CAPTIONS>

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

                      MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Amounts in thousands except per share data)
                                       (Unaudited)



                                                               For the three months ended March 31,
                                                                        1998          1997
                                                                      --------      --------
                                                                                   (Restated)
REVENUES
   Commercial premiums............................................... $118,958      $115,082
   Governmental premiums.............................................   60,593        39,260
   Other income......................................................      844           154
                                                                      --------      --------
     TOTAL REVENUES..................................................  180,395       154,496
                                                                      --------      --------
EXPENSES
   Physician services................................................   72,729        62,997
   Hospital services.................................................   62,668        48,747
   Outpatient services...............................................   29,357        22,064
   Other health care services........................................    4,351         3,221
                                                                      --------      --------
     TOTAL HEALTH CARE EXPENSES......................................  169,105       137,029

   Marketing, general and administrative expenses....................   15,399        12,971
   Depreciation and amortization.....................................      188           207
   Litigation charge.................................................                  6,000
                                                                      --------      --------
     TOTAL EXPENSES..................................................  184,692       156,207
                                                                      --------      --------

LOSS FROM OPERATIONS.................................................   (4,297)       (1,711)

   Investment income, net of interest expense........................    1,580         1,802
                                                                      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES....................................   (2,717)           91

INCOME TAX PROVISION.................................................
                                                                      --------      --------
NET INCOME (LOSS).................................................... $ (2,717)     $     91
                                                                      ========      ========

NET INCOME (LOSS) PER COMMON SHARE:

Basic:
   Basic Earnings (Loss) per Common Share............................ $   (.15)     $    .01
                                                                      =======       ========
   Weighted average number of common
     shares outstanding..............................................   17,938        17,726
                                                                      ========      ========
Diluted:
   Diluted Earnings (Loss) per Common Share.......................... $   (.15)     $    .00


                                                                      ========      ========
   Weighted average number of common dilutive
     potential shares outstanding....................................   17,938        18,629
                                                                      ========      ========

                      See notes to consolidated financial statements

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)


                                                                For the three months ended March 31,
                                                                         1998          1997
                                                                       --------     ---------
                                                                                    (Restated)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................................................. $ (2,717)    $      91
    Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
       Depreciation and amortization..................................      188           207
       Benefit from deferred taxes....................................      (26)          (54)
       Amortization of restricted stock...............................       58           175
       Litigation charge..............................................                  6,000
       Changes in assets and liabilities:
         Increase in accounts receivable..............................   (2,133)       (2,923)
         Decrease in estimated claims and other health
           care costs payable.........................................   (4,702)       (1,129)
         Decrease in deferred income..................................   (2,639)       (1,122)
         Changes in other miscellaneous assets and liabilities........   (5,238)          (94)
                                                                       --------     ---------
    Net cash provided by (used for) operating activities..............  (17,209)        1,151
                                                                       --------     ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................      (82)         (136)
       Decrease (increase) in restricted investments..................      (43)           13
       Proceeds from sales of marketable securities...................   22,382         4,008
       Purchases of marketable securities.............................  (10,920)      (11,958)
       (Increase) decrease in long-term receivables...................        9          (476)
       Loans to shareholders..........................................                 (4,458)
                                                                       --------     ---------
    Net cash provided by (used for) investing activities..............   11,346       (13,007)
                                                                       --------     ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................     (107)         (117)
       Stock options exercised........................................      160         3,123
       Repurchase of restricted stock.................................     (344)
                                                                       --------     ---------
    Net cash provided by (used for) financing activities..............     (291)        3,006
                                                                       --------     ---------
    Net decrease in cash and cash equivalents.........................   (6,154)       (8,850)
    Cash and cash equivalents at beginning of period..................   51,881        55,568
                                                                       --------     ---------
    Cash and cash equivalents at end of period........................ $ 45,727     $  46,718
                                                                       ========     =========
    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $     15     $      17



                             See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)





                                                                                         Accumulated
                                  Number of            Additional                           Other
                                   Common     Common    Paid-in             Accumulated Comprehensive
                                   Shares     Stock     Capital    Other      Deficit       Income      Total
                                  --------- --------   ---------- -------   ----------- ------------- --------
Balances at December 31, 1996
  (Restated).....................  17,565   $    176   $ 249,804            $ (143,734)               $106,246

  Stock options exercised........     403          4       3,609                                         3,613

  Restricted stock amortized.....                            426                                           426

  Retirement of restricted
  stock..........................     (32)        (1)       (368)                                         (369)

  Adjustment to paid-in capital
  for deferred compensation......                            905                                           905

  Notes receivable from
  shareholders...................                                 $ (4,704)                             (4,704)

  Net loss (Restated)............                                              (25,081)                (25,081)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at December 31, 1997....  17,936        179     254,376    (4,704)   (168,815)                 81,036

  Comprehensive income (loss)

    Net loss.....................                                               (2,717)                 (2,717)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    securities...................                                                       $         43        43
                                                                                                      --------
  Comprehensive income (loss)....                                                                       (2,674)

  Stock options exercised........      20                    160                                           160

  Restricted stock amortized.....                             58                                            58

  Retirement of restricted
  stock..........................     (31)                  (344)                                         (344)

  Notes receivable from


  shareholders...................                                      (75)                                (75)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at March 31, 1998.......  17,925   $    179   $ 254,250  $ (4,779) $ (171,532) $         43  $ 78,161
                                  =======   ========   =========  ========  ==========  ============  ========

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - LITIGATION CHARGE AND RESTATEMENT

From March 1, 1986 through June 30, 1989, Penn Health Corporation ("Penn Health"), a subsidiary of the Company, contracted with the Commonwealth of Pennsylvania, Department of Public Welfare (the "DPW") to provide a full range of managed health care services to approximately 86,000 Medicaid enrollees under the Pennsylvania Medical Assistance Program known as the HealthPass Program (the "DPW Contract"). Pursuant to the DPW Contract, Penn Health arranged and paid for the provision of covered medical care and services to eligible Medicaid recipients enrolled in the HealthPass Program. The Company has been in litigation with the DPW since 1990 in connection with its claims for amounts due by the DPW of approximately $29 million plus interest owing under the DPW Contract. Based upon an evaluation of this matter, the Company recorded in the fourth quarter of 1995 a $10 million increase from $5 million to $15 million for the estimated amounts due from the DPW. In March 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims (the "Claims Board") that Penn Health was not entitled to any recovery on its claims against the DPW. Accordingly, the Company recorded in the first quarter of 1997 a $16.0 million non-cash litigation charge to fully reserve for the recorded estimate of $15.0 million due the Company from the DPW and related litigation costs. It has now been determined that the $10.0 million increase to the estimated amounts due the Company from the DPW should not have been reflected as other income in the 1995 financial statements. As a result, the $10.0 million of other income previously recorded in the fourth quarter of 1995 has been adjusted and restated to zero, and the previously recorded litigation charge of $16.0 million reflected in the first quarter of 1997 has been adjusted and restated to $6.0 million. This restatement has resulted in a decrease in the previously recorded net loss of $35.1 million ($1.96 basic and diluted per share) for the year ended December 31, 1997 to $25.1 million ($1.40 basic and diluted per share), and an adjustment of the previously recorded net loss of $9.9 million ($.56 basic and diluted per share) for the three months ended March 31, 1997 to net income of $.1 million ($.01 basic and $.00 diluted per share). Shareholders' equity as of December 31, 1996 has correspondingly been adjusted and restated by a decrease of $10.0 million from the previously recorded balance of $116.2 million to $106.2 million. The aforementioned adjustments had no effect on the recorded balances of total assets and shareholders' equity as of December 31, 1997 and March 31, 1998 and are non-cash adjustments that do not impact the Company's previously reported cash flows for any of the restatement periods. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Claims Board's order and to award the Company damages. DPW has filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract. In addition, the Company is pursuing claims relating to this matter in the Bankruptcy Court in California. The Company believes the resolution of these matters and the Penn Health bankruptcy case will not adversely impact the Company's ongoing business and operations.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported a net loss of $2.7 million for the three months ended March 31, 1998 compared to net income of $.1 million for the same three month period in 1997. The net income of $.1 million for the three months ended March 31, 1997 included a $6.0 million litigation charge (see "Item 1. Financial Statements -
Note 2 to the Company's Financial Statements"). The Company's net loss per common share on a diluted basis was $.15 for the first quarter of 1998 compared to net income per common share of $.00 for the same period in 1997.

Revenues were $180.4 million for the first quarter of 1998, an increase of $25.9 million or 22.5% when compared to the same period in 1997. Commercial premiums increased $3.9 million or 3.4% to $119.0 million as a result of a 4.1% increase in membership primarily in California and Indiana, offset in part by a .7% decline in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $21.3 million or 54.3% to $60.6 million as a result of an 85.4% increase in membership primarily generated by growth in the Medicaid line of business in California and Indiana. The average premium revenue PMPM for the Medicaid line of business decreased by 14.9% due to greater growth in California which has a lower average premium revenue PMPM while the average premium revenue PMPM for the Medicare line of business increased by 4.3%. The decline in the average premium revenue PMPM for the Medicaid line of business, along with the greater growth in membership for the Medicaid line of business as compared to Medicare, resulted in an overall decrease of 16.8% in the average governmental premium revenue PMPM. For the foreseeable future it is anticipated that the average governmental premium revenue PMPM will decline as the expected membership growth in the lower premium revenue PMPM Medicaid line of business is anticipated to exceed the membership growth in the higher premium revenue PMPM Medicare line of business.

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

A $6.0 million litigation charge was reflected in the first quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare and related litigation costs.

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

Forward Looking Information

General - This Quarterly Report on Form 10-Q/A contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act  of  1995.    Reference  is  made  in  particular to the
discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements of dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the Securities and Exchange Commission.

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



                               MAXICARE HEALTH PLANS, INC.

                               ---------------------------
                                      (Registrant)



  June 24, 1998                   /s/ RICHARD A. LINK
  -------------                ---------------------------
      Date                          Richard A. Link
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration