Form 10-Q
period 1998-06-30
MAXICARE HEALTH PLANS INC
filed 1998-08-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended
    June 30, 1998 or

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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of August 12, 1998.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                              June 30,    December 31,
                                                                1998         1997
                                                             ----------   ---------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $   40,990   $  51,881
  Marketable securities.....................................     28,930      47,843
  Accounts receivable, net..................................     30,896      26,024
  Deferred tax asset........................................     18,129      18,061
  Prepaid expenses.........................................       7,364       6,763
  Other current assets......................................        786         653
                                                             ----------   ---------
    TOTAL CURRENT ASSETS....................................    127,095     151,225
                                                             ----------   ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................      5,441       5,441
  Furniture and equipment...................................     18,303      18,135
                                                             ----------   ---------
                                                                 23,744      23,576
    Less accumulated depreciation and amortization..........     22,536      22,330
                                                             ----------   ---------
    NET PROPERTY AND EQUIPMENT..............................      1,208       1,246
                                                             ----------   ---------
LONG-TERM ASSETS
  Long-term receivables.....................................                    509
  Restricted investments....................................     14,202      14,135
  Intangible assets, net....................................        306         307
                                                             ----------   ---------
    TOTAL LONG-TERM ASSETS..................................     14,508      14,951
                                                             ----------   ---------

    TOTAL ASSETS............................................ $  142,811   $ 167,422
                                                             ==========   =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $   64,042   $  67,334
  Accounts payable..........................................        476         528
  Deferred income...........................................      1,431       7,220
  Accrued salary expense....................................      3,137       3,304
  Reserve for loss contracts and divestiture costs..........     10,000
  Other current liabilities.................................      5,261       7,805
                                                             ----------   ---------
    TOTAL CURRENT LIABILITIES...............................     84,347      86,191
LONG-TERM LIABILITIES.......................................        156         195
                                                             ----------   ---------
    TOTAL LIABILITIES.......................................     84,503      86,386
                                                             ----------   ---------
SHAREHOLDERS' EQUITY

  Common stock, $.01 par value - 40,000 shares authorized,
    1998 - 17,925 shares and 1997 - 17,936 shares issued and
    outstanding.............................................        179         179
  Additional paid-in capital................................    254,250     254,376
  Notes receivable from shareholders .......................     (4,855)     (4,704)
  Accumulated deficit.......................................   (191,293)   (168,815)
  Accumulated other comprehensive income....................         27
                                                             ----------   ---------
    TOTAL SHAREHOLDERS' EQUITY..............................     58,308      81,036
                                                             ----------   ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................ $  142,811   $ 167,422
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

                      MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Amounts in thousands except per share data)
                                       (Unaudited)

                                                           For the three          For the six
                                                            months ended         months ended
                                                              June 30,             June 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
REVENUES                                                                                (Restated)
   Commercial premiums................................. $119,812   $113,720   $238,770   $228,802
   Governmental premiums...............................   65,560     45,348    126,153     84,608
   Other income........................................      361      4,002      1,205      4,156
                                                        --------   --------   --------   --------
     TOTAL REVENUES....................................  185,733    163,070    366,128    317,566
                                                        --------   --------   --------   --------
EXPENSES
   Physician services..................................   73,954     63,201    146,683    126,198
   Hospital services...................................   70,416     55,923    133,084    104,670
   Outpatient services.................................   30,869     23,933     60,226     45,997
   Other health care services..........................    4,252      3,540      8,603      6,761
                                                        --------   --------   --------   --------
     TOTAL HEALTH CARE EXPENSES........................  179,491    146,597    348,596    283,626

   Marketing, general and administrative expenses......   17,153     14,156     32,552     27,127
   Depreciation and amortization.......................      187        184        375        391
   Loss contracts, divestiture costs and
     litigation charges................................   10,000                10,000      6,000
                                                        --------   --------   --------   --------
     TOTAL EXPENSES....................................  206,831    160,937    391,523    317,144
                                                        --------   --------   --------   --------

INCOME (LOSS) FROM OPERATIONS..........................  (21,098)     2,133    (25,395)       422

   Investment income, net of interest expense..........    1,337      2,096      2,917      3,898
                                                        --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES......................  (19,761)     4,229    (22,478)     4,320

INCOME TAX PROVISION...................................
                                                        --------   --------   --------   --------
NET INCOME (LOSS).....................................  $(19,761)  $  4,229   $(22,478)  $  4,320
                                                        ========   ========   ========   ========

NET INCOME (LOSS) PER COMMON SHARE:

Basic:
   Basic Earnings (Loss) per Common Share.............. $  (1.10)  $    .24   $  (1.25)  $    .24
                                                        ========   ========   ========   ========
   Weighted average number of common
     shares outstanding................................   17,925     17,943     17,931     17,834
                                                        ========   ========   ========   ========
Diluted:
   Diluted Earnings (Loss) per Common Share............ $  (1.10)  $    .23   $  (1.25)  $    .23
                                                        ========   ========   ========   ========

   Weighted average number of common dilutive
     potential shares outstanding......................   17,925     18,736     17,931     18,683
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

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)

                                                                          For the six months
                                                                            ended June 30,

                                                                          1998         1997
                                                                       ---------    ---------
                                                                       (Restated)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................................................. $ (22,478)   $   4,320
    Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
       Depreciation and amortization..................................       375          391
       Benefit from deferred taxes....................................       (68)         (61)
       Amortization of restricted stock...............................        58          349
       Loss contracts, divestiture costs and litigation charges.......    10,000        6,000
       Changes in assets and liabilities:
         Increase in accounts receivable..............................    (4,872)      (9,147)
         Decrease in estimated claims and other health
           care costs payable.........................................    (3,292)      (4,441)
         Decrease in deferred income..................................    (5,789)      (5,563)
         Changes in other miscellaneous assets and liabilities........    (3,569)       1,014
                                                                       ---------    ---------
    Net cash provided by (used for) operating activities..............   (29,635)      (7,138)
                                                                       ---------    ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................      (262)        (155)
       Decrease (increase) in restricted investments..................       (69)         446
       Proceeds from sales of marketable securities...................    29,871       14,935
       Purchases of marketable securities.............................   (10,929)     (20,879)
       (Increase) decrease in long-term receivables...................       509         (451)
       Loans to shareholders..........................................                 (4,559)
                                                                       ---------    ---------
    Net cash provided by (used for) investing activities..............    19,120      (10,663)
                                                                       ---------    ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................      (192)        (201)
       Stock options exercised........................................       160        3,377
       Repurchase of restricted stock.................................      (344)
                                                                       ---------    ---------
    Net cash provided by (used for) financing activities..............      (376)       3,176
                                                                       ----------   ---------
    Net decrease in cash and cash equivalents.........................   (10,891)     (14,625)
    Cash and cash equivalents at beginning of period..................    51,881       55,568
                                                                       ---------    ---------
    Cash and cash equivalents at end of period........................ $  40,990    $  40,943
                                                                       =========    =========
    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $      57    $      32
         Income taxes.................................................              $     100

    Supplemental schedule of non-cash investing activities:
       Capital lease obligations incurred for purchase of property
         and equipment................................................              $     103

                             See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)



                                                                                         Accumulated
                                  Number of            Additional                           Other
                                   Common     Common    Paid-in             Accumulated Comprehensive
                                   Shares     Stock     Capital    Other      Deficit       Income      Total
                                  --------- --------   ---------- -------   ----------- ------------- --------
Balances at December 31, 1996
  (Restated).....................  17,565   $    176   $ 249,804            $ (143,734)               $106,246

  Stock options exercised........     403          4       3,609                                         3,613

  Restricted stock amortized.....                            426                                           426

  Retirement of restricted
  stock..........................     (32)        (1)       (368)                                         (369)

  Adjustment to paid-in capital
  for deferred compensation......                            905                                           905

  Notes receivable from
  shareholders...................                                 $ (4,704)                             (4,704)

  Net loss (Restated)............                                              (25,081)                (25,081)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at December 31, 1997....  17,936        179     254,376    (4,704)   (168,815)                 81,036

  Comprehensive income (loss)

    Net loss.....................                                              (22,478)                (22,478)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    securities...................                                                       $         27        27
                                                                                                      --------
  Comprehensive income (loss)....                                                                      (22,451)

  Stock options exercised........      20                    160                                           160

  Restricted stock amortized.....                             58                                            58

  Retirement of restricted
  stock..........................     (31)                  (344)                                         (344)

  Notes receivable from
  shareholders...................                                     (151)                               (151)
                                  -------   --------   ---------  --------  ----------  ------------  --------


Balances at June 30, 1998.......   17,925   $    179   $ 254,250  $ (4,855) $ (191,293) $         27  $ 58,308
                                  =======   ========   =========  ========  ==========  ============  ========

                                     See notes to consolidated financial statements.

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements for the periods through June 30, 1997 have been restated to reflect certain non-cash adjustments. For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's amended Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1997 and the unaudited consolidated financial statements and accompanying footnotes included in the Company's amended Quarterly Report on Form 10-Q as filed with the SEC for the quarterly period ended March 31, 1998.

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

NOTE 2 - CHARGE FOR LOSS CONTRACTS AND DIVESTITURE COSTS

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth and profits in recent years. As a result of assessing various strategic alternatives, the Company has concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations is in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company is restructuring its commercial and Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. On August 5, 1998, the Company announced it had signed a definitive agreement for the cash sale of its Wisconsin health plan. The sale transaction is subject to certain contingencies, including due diligence and regulatory approvals, and is expected to close September 30, 1998.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported a net loss of $19.8 million after recording a $10.0 million charge for loss contracts and divestiture costs and $1.2 million of costs related to a recent shareholder consent action and related litigation, or $1.10 per common share, for the three months ended June 30, 1998 compared to net income of $4.2 million, or $.23 per common share, for the same three month period in 1997. In addition to the $10.0 million charge, the Company reported a loss from operations of approximately $7.6 million for its Illinois, Carolinas and Wisconsin health plans for the three months ended June 30, 1998. The Company reported that revenues increased by $22.7 million or 13.9% for the three months ended June 30, 1998 when compared to the same period in 1997. The Company's membership grew to 548,000 at June 30, 1998, an increase of 18.2% when compared to membership of 463,300 at June 30, 1997. The Company's membership for its Illinois, Carolinas and Wisconsin health plans was 63,600 at June 30, 1998, which represented approximately 12% of the Company's total membership, as compared to 65,200 at June 30, 1997.


In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth and profits in recent years. As a result of assessing various strategic alternatives, the Company has concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations is in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable timeframe. Additionally, the Company is restructuring its commercial and
Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. On August 5, 1998, the Company announced it had signed a definitive agreement for the cash sale of its Wisconsin health plan. The sale transaction is subject to certain contingencies, including due diligence and regulatory approvals, and is expected to close September 30, 1998.

Total revenues for the second quarter of 1998 were $185.7 million. Commercial premiums increased $6.1 million or 5.4% to $119.8 million as a result of a 3.8% increase in membership primarily in California and Indiana, and a 1.5% increase in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $20.2 million or 44.6% to $65.6 million as a result of a 52.6% increase in membership primarily generated by growth in the Medicaid line of business in California. The average premium revenue PMPM for the Medicaid line of business decreased by 4.4% due to greater membership growth in California which has a lower average premium revenue PMPM as compared to that of Indiana; however, the California Medicaid line of business has a lower medical loss ratio (defined as health care expenses as a percentage of premium revenues) than does the Indiana Medicaid line of business. The average premium revenue PMPM for the Medicare line of business increased by 2.4%. The decline in the average premium revenue PMPM for the Medicaid line of business, along with the greater growth in membership for the Medicaid line of business as compared to Medicare, resulted in an overall decrease of 5.3% in the average governmental premium revenue PMPM. For the foreseeable future it is anticipated that the average governmental premium revenue PMPM will decline as the expected membership growth in the lower premium revenue PMPM Medicaid line of business is anticipated to exceed the membership growth in the higher premium revenue PMPM Medicare line of business.

Health care expenses increased 22.4% or $32.9 million in the second quarter of 1998 as compared to the second quarter of 1997; and the medical loss ratio increased to 96.8%. The increase in health care expenses principally results from the increase in membership and higher prescription drug costs. For the foreseeable future it is anticipated that the Company will continue to experience higher prescription drug costs; however, the Company has begun implementing enhanced procedures and controls in June 1998 to promote cost effective use of its prescription drug benefit.

Marketing, general and administrative ("M,G&A") expenses increased $3.0 million to $17.2 million for the second quarter of 1998 compared to $14.2 million for the second quarter of 1997. Included in M,G&A expenses for the second quarter of 1998 is approximately $1.2 million of costs related to a recent shareholder consent action and related litigation which was settled in May 1998. Excluding the $1.2 million of costs, M,G&A expenses for the second quarter of 1998 decreased as a percentage of revenues from 8.7% in the second quarter of 1997 to 8.6% in the second quarter of 1998.

Net investment income for the second quarter of 1998 decreased by $.8 million to $1.3 million as compared to the same period in 1997. The decrease in net investment income was due to lower cash and investment balances as well as lower investment yields.

Total revenues for the six months ended June 30, 1998 increased 15.3% to $366.1 million from $317.6 million for the same period in

1997 primarily due to a 20.4% membership increase. This increase was offset in part by a 10.7% decline in the average governmental premium revenue PMPM as a result of the growth in the lower premium revenue PMPM Medicaid line of business. The average commercial premium revenue PMPM for the six months ended June 30, 1998 increased .7% compared to the same six month period in 1997. Total health care expenses increased $65.0 million for the first six months of 1998 as compared to the same period in 1997 as a result of the increase in membership and an increase in pharmacy costs. M,G&A expenses, including approximately $1.2 million of costs related to a shareholder action, increased $5.4 million for the six months ended June 30, 1998, and as a percentage of revenues to 8.9% from 8.5%. The Company recorded in the first quarter of 1997 a $6.0 million litigation charge as a result of a ruling from the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable due the Company from the Pennsylvania Department of Public Welfare and related litigation costs. The Company reported a loss of $11.3 million for the six months ended June 30, 1998 before the $10.0 million charge for divestiture costs and loss contracts and $1.2 million of costs related to a shareholder action compared to earnings of $10.3 million for the six months ended June 30, 1997 before the $6.0 million litigation charge. Including the $10.0 million charge for loss contracts and divestiture costs, the Company reported a net loss of $22.5 million for the six months ended June 30, 1998. In addition to the $10.0 million charge, the Company reported a loss from operations of approximately $12.0 million for its Illinois, Carolinas and Wisconsin health plans for the six months ended June 30, 1998. Including the $6.0 million litigation charge, the Company reported net income of $4.3 million for the six months ended June 30, 1997.

Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1998, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $31.6 million at June 30, 1998, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.7 million and $3.9 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $15.0 million. The Company's total Restricted Net Assets at June 30, 1998 were $31.9 million. In addition to the $4.1 million in cash, cash equivalents and marketable securities held by MHP, approximately $10.7 million in funds held by operating subsidiaries could be considered available for transfer to MHP at June 30, 1998.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources and working capital to fund ongoing operations and remain in compliance with statutory financial requirements. The Company has sought to obtain a committed line of credit and is presently seeking to obtain such a line of credit; however, the Company cannot state with any degree of certainty at this time whether such a line of credit or additional equity capital or other working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

The Company is in the process of upgrading its current management information systems to address and recognize the Year 2000. These system upgrades have been partially completed as of June 1998 and are expected to be fully implemented by mid 1999. Implementation costs are expensed as incurred and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is in the process of assessing whether its major business partners, primarily employer groups and health care providers, are Year 2000 compliant.

Forward Looking Information

General - This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act  of  1995.    Reference  is  made  in  particular to the
discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include unanticipated costs and losses related to the divestiture or closing of the Company's Illinois, Carolinas and Wisconsin health plans, limitations on premium levels, greater than anticipated increases in healthcare expenses, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements of dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the Securities and Exchange Commission.

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

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------
The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1997 Annual Report on Form 10-K and in "Part II, Item 1 Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

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

         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5:  Other Information
         -----------------

         The Company's Annual Meeting of Shareholders was held in the Sunset Room of the Transamerica Center Tower at 1150 South Olive Street in Los Angeles on July 30, 1998. The Company's shareholders approved by ballot and by proxy all five proposals set forth for shareholder consideration which were as follows:

         Proposal #1: Provided for the election of three Directors, Ms. Florence F. Courtright, Mr. Paul R. Dupee, Jr. and Mr. Elwood I. Kleaver, Jr. to serve until the year 2001 Annual Meeting of Shareholders.

         Proposal #2: Provided for an amendment to the Company's Certificate of Incorporation to eliminate the right of shareholders to act by written consent or to call a special meeting of shareholders and to set the number of Directors at nine until the conclusion of the Company's 1999 Annual Meeting of Shareholders.

         Proposal #3: Provided for four amendments to the Company's Bylaws dealing with the rights of shareholders regarding the calling of a special meeting of shareholders, nomination of Directors, and elimination of the supermajority voting requirements for shareholder actions seeking to change the number of Directors.

         Proposal #4: Provided for an amendment to the Shareholders Rights Plan to eliminate the "dead hand" (continuing Directors) provision of such plan.

         Proposal #5: Provided for, pursuant to a Settlement Agreement with the Company, the reimbursement of certain expenses incurred by Mr. Paul R. Dupee, Jr. and others in connection with his recent consent solicitation.

         The Company will be disclosing additional information regarding these actions in "Part II, Item 4 Submission of Matters to a Vote of Security Holders" of its Quarterly Report on Form 10-Q to be filed for the quarterly period ending September 30, 1998.

         On August 5, 1998 the Company announced that it had signed a definitive Stock Purchase Agreement with Managed Health Services Insurance Corp. (MHS), a Wisconsin corporation, for the cash sale of all of the stock of Maxicare Health Insurance Company, a wholly-owned subsidiary of Maxicare Health Plans, Inc. (MHP), which comprises all of MHP's Wisconsin operations. The buyer is a wholly-owned subsidiary of Centene Corporation, a Wisconsin corporation. The transaction which is subject to certain contingencies, including due diligence and regulatory approvals, is expected to close September 30, 1998.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits
               --------

               None

         (b)   Reports on Form 8-K
               -------------------

               June 12, 1998 - Item 5. Other Events:

               On June 12, 1998, Maxicare Health Plans, Inc. issued a news release announcing non-cash adjustments to 1997 and 1995 financial results and related restatement of financial statements for the years ended December 31, 1995, 1996, and 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.

                               ---------------------------
                                      (Registrant)



  August 14, 1998                 /s/ Richard A. Link
  ---------------              --------------------------
      Date                         Richard A. Link
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration