Form 10-Q
period 1998-09-30
MAXICARE HEALTH PLANS INC
filed 1998-11-16
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended
    September 30, 1998 or

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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of November 13, 1998.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                             September 30,  December 31,
                                                                1998           1997
                                                             -------------  ------------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $      38,676  $     51,881
  Marketable securities.....................................        21,459        47,843
  Accounts receivable, net..................................        39,813        26,024
  Deferred tax asset........................................        18,159        18,061
  Prepaid expenses..........................................         7,468         6,763
  Other current assets......................................           677           653
                                                             -------------  ------------
    TOTAL CURRENT ASSETS....................................       126,252       151,225
                                                             -------------  ------------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................         5,441         5,441
  Furniture and equipment...................................        17,702        18,135
                                                             -------------  ------------
                                                                    23,143        23,576
    Less accumulated depreciation and amortization..........        21,804        22,330
                                                             -------------  ------------
    NET PROPERTY AND EQUIPMENT..............................         1,339         1,246
                                                             -------------  ------------
LONG-TERM ASSETS
  Long-term receivables.....................................                         509
  Restricted investments....................................        14,130        14,135
  Intangible assets, net....................................           272           307
                                                             -------------  ------------
    TOTAL LONG-TERM ASSETS..................................        14,402        14,951
                                                             -------------  ------------

    TOTAL ASSETS............................................ $     141,993  $    167,422
                                                             =============  ============
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $      68,324  $     67,334
  Accounts payable..........................................           748           528
  Deferred income...........................................         2,141         7,220
  Accrued salary expense....................................         2,458         3,304
  Reserve for loss contracts and divestiture costs..........         4,444
  Other current liabilities.................................         4,697         7,805
                                                             -------------  ------------
    TOTAL CURRENT LIABILITIES...............................        82,812        86,191
LONG-TERM LIABILITIES.......................................           247           195
                                                             -------------  ------------
    TOTAL LIABILITIES.......................................        83,059        86,386
                                                             -------------  ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,

    1998 - 17,925 shares and 1997 - 17,936 shares issued and
    outstanding.............................................           179           179
  Additional paid-in capital................................       254,250       254,376
  Notes receivable from shareholders .......................        (4,934)       (4,704)
  Accumulated deficit.......................................      (190,659)     (168,815)
  Accumulated other comprehensive income....................            98
                                                             -------------  -----------
    TOTAL SHAREHOLDERS' EQUITY..............................        58,934        81,036
                                                             -------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $     141,993  $    167,422
                                                             =============  ============
                             See notes to consolidated financial statements.

                       MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Amounts in thousands except per share data)
                                        (Unaudited)

                                                           For the three          For the nine
                                                            months ended          months ended
                                                            September 30,         September 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
REVENUES                                                                                (Restated)

   Commercial premiums................................. $119,390   $112,804   $358,160   $341,606
   Governmental premiums...............................   67,537     58,303    193,690    142,911
   Other income........................................      407        609      1,612      4,765
                                                        --------   --------   --------   --------
     TOTAL REVENUES....................................  187,334    171,716    553,462    489,282
                                                        --------   --------   --------   --------
EXPENSES
   Physician services..................................   75,441     70,105    222,124    196,303
   Hospital services...................................   68,780     73,060    201,864    177,730
   Outpatient services.................................   26,218     28,312     86,444     74,309
   Other health care services..........................    3,392      5,647     11,995     12,408
                                                        --------   --------   --------   --------
     TOTAL HEALTH CARE EXPENSES........................  173,831    177,124    522,427    460,750

   Marketing, general and administrative expenses......   13,959     14,208     46,511     41,335
   Depreciation and amortization.......................      182        174        557        565
   Loss contracts, divestiture costs and
     litigation charges................................                         10,000      6,000
                                                        --------   --------   --------   --------
     TOTAL EXPENSES....................................  187,972    191,506    579,495    508,650
                                                        --------   --------   --------   --------

INCOME (LOSS) FROM OPERATIONS..........................     (638)   (19,790)   (26,033)   (19,368)

   Investment income, net of interest expense..........    1,272      1,802      4,189      5,700
                                                        --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES......................      634    (17,988)   (21,844)   (13,668)

INCOME TAX PROVISION...................................
                                                        --------   --------   --------   --------
NET INCOME (LOSS)...................................... $    634   $(17,988)  $(21,844)  $(13,668)
                                                        ========   ========   ========   ========

NET INCOME (LOSS) PER COMMON SHARE:

Basic:
   Basic Earnings (Loss) per Common Share.............. $    .04   $  (1.00)  $  (1.22)  $  (.76)
                                                        ========   ========   ========   ========
   Weighted average number of common
     shares outstanding................................   17,925     17,957     17,929     17,875
                                                        ========   ========   ========   ========
Diluted:

   Diluted Earnings (Loss) per Common Share............ $    .04   $  (1.00)  $  (1.22)  $  (.76)
                                                        ========   ========   ========   ========
   Weighted average number of common dilutive
     potential shares outstanding......................   17,937     17,957     17,929     17,875
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

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)


                                                                          For the nine months
                                                                          ended September 30,

                                                                          1998         1997
                                                                       ---------    ---------
                                                                                    (Restated)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $ (21,844)   $  (13,668)
    Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
       Depreciation and amortization..................................       557          565
       Benefit from deferred taxes....................................       (98)         (80)
       Amortization of restricted stock...............................        58          524
       Loss contracts, divestiture costs and litigation charges.......     4,444        6,000
       Changes in assets and liabilities:
         Increase in accounts receivable..............................   (13,789)      (8,455)
         Increase in estimated claims and other health
           care costs payable.........................................       990        9,942
         Decrease in deferred income..................................    (5,079)      (5,205)
         Changes in other miscellaneous assets and liabilities........    (4,512)      (2,870)
                                                                       ---------    ---------
    Net cash used for operating activities............................   (39,273)     (13,247)
                                                                       ---------    ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................      (473)        (198)
       Increase (decrease) in restricted investments..................        30         (142)
       Proceeds from sales of marketable securities...................    38,895       30,465
       Purchases of marketable securities.............................   (12,438)     (30,448)
       (Increase) decrease in long-term receivables...................       509         (426)
       Loans to shareholders..........................................                 (4,458)
                                                                       ---------    ---------
    Net cash provided by (used for) investing activities..............    26,523       (5,207)
                                                                       ---------    ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................      (271)        (293)
       Stock options exercised........................................       160        3,613
       Repurchase of restricted stock.................................      (344)
                                                                       ---------    ---------
    Net cash provided by (used for) financing activities..............      (455)       3,320
                                                                       ----------   ---------
    Net decrease in cash and cash equivalents.........................   (13,205)     (15,134)
    Cash and cash equivalents at beginning of period..................    51,881       55,568
                                                                       ---------    ---------
    Cash and cash equivalents at end of period........................ $  38,676    $  40,434
                                                                       =========    =========
    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $      66    $      45

    Supplemental schedule of non-cash investing activities:
       Capital lease obligations incurred for purchase of property
         and equipment................................................ $      63    $     103



                             See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)




                                                                                         Accumulated
                                  Number of            Additional                           Other
                                   Common     Common    Paid-in             Accumulated Comprehensive
                                   Shares     Stock     Capital    Other      Deficit       Income      Total
                                  --------- --------   ---------- -------   ----------- ------------- --------
Balances at December 31, 1996
  (Restated).....................  17,565   $    176   $ 249,804            $ (143,734)               $106,246

  Stock options exercised........     403          4       3,609                                         3,613

  Restricted stock amortized.....                            426                                           426

  Retirement of restricted
  stock..........................     (32)        (1)       (368)                                         (369)

  Adjustment to paid-in capital
  for deferred compensation......                            905                                           905

  Notes receivable from
  shareholders...................                                 $ (4,704)                             (4,704)

  Net loss (Restated)............                                              (25,081)                (25,081)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at December 31, 1997....  17,936        179     254,376    (4,704)   (168,815)                 81,036

  Comprehensive income (loss)

    Net loss.....................                                              (21,844)                (21,844)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    securities...................                                                       $         98        98
                                                                                                      --------
  Comprehensive income (loss)....                                                                      (21,746)

  Stock options exercised........      20                    160                                           160

  Restricted stock amortized.....                             58                                            58

  Retirement of restricted
  stock..........................     (31)                  (344)                                         (344)

  Notes receivable from
  shareholders...................                                     (230)                               (230)
                                  -------   --------   ---------  --------  ----------  ------------  --------

Balances at September 30, 1998...  17,925   $    179   $ 254,250  $ (4,934) $ (190,659) $         98  $ 58,934
                                  =======   ========   =========  ========  ==========  ============  ========

                                     See notes to consolidated financial statements.

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements for the periods through September 30, 1997 have been restated to reflect certain non-cash adjustments. For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's amended Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1997 and the unaudited consolidated financial statements and accompanying footnotes included in the Company's amended Quarterly Report on Form 10-Q as filed with the SEC for the quarterly period ended March 31, 1998 and Quarterly Report on Form 10-Q as filed with the SEC for the quarterly period ended June 30, 1998.

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

NOTE 2 - CHARGE FOR LOSS CONTRACTS AND DIVESTITURE COSTS

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. For the quarter ended September 30, 1998, the Company applied against the $10.0 million reserve established as of June 30, 1998 approximately $3.2 million of health care costs and $2.3 million of associated maintenance costs which exceeded the related premiums.

On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported net income of $634,000 or $.04 per share for the third quarter of 1998, as compared to a net loss of $18.0 million or $1.00 per share for the comparable quarter of the prior year which included a $20.0 million charge to increase health care claims reserves for unanticipated health care costs.

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines.

For the third quarter ended September 30, 1998, revenues were $187.3 million, an increase of $15.6 million or 9.1% as compared to the third quarter of 1997. The Company's membership grew 4% from the prior year quarter to approximately 538,000 members at the end of the third quarter, primarily as a result of increases to commercial membership of approximately 19,800 and increases to governmental membership of approximately 24,700 for the California and Indiana health plans. For the third quarter of 1998 commercial premiums increased $6.6 million or 5.8% to $119.4 million as a result of a 3.6% increase in membership over the third quarter of

1997, primarily in California and Indiana, and a 2.0% increase in the average commercial premium revenue per member per month ("PMPM"). Governmental premiums increased $9.2 million or 15.8% to $67.5 million as a result of a 10.2% increase in membership, primarily generated by growth in the Medicaid line of business in California and growth in the Medicare line of business in both California and Indiana. Average premium revenue PMPM for the Medicaid line of business decreased by .3% due to greater membership growth in California, which has a lower average premium revenue PMPM as compared to that of Indiana; however, the California Medicaid line of business has a lower medical loss ratio (defined as health care expenses as a percentage of premium revenues) than does the Indiana Medicaid line of business. Average premium revenue PMPM for the Medicare line of business increased by 7.4% due to premium rate increases in both California and Indiana and to greater membership growth in California, which has a higher average premium revenue PMPM as compared to that of Indiana.

Health care expenses were $173.8 million for the third quarter of 1998, a decrease of $3.3 million as compared to the third quarter of 1997. This decrease in health care expenses was in part a result of the $20.0 million charge to increase health care claims reserves recorded in the third quarter of 1997 offset in part by an increase to health care expenses in the third quarter of 1998 from growth in all lines of business and an increase in pharmacy costs reduced by approximately $3.2 million of health care costs applied against the $10.0 million reserve for loss contracts and divestiture costs established as of June 30, 1998. Although prescription drug costs are expected to continue to rise, this trend has been somewhat mitigated by enhanced procedures and controls implemented from June 1998 through September 1998 to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses decreased $.2 million to $14.0 million for the third quarter of 1998 compared to $14.2 million for the third quarter of 1997. This decrease in M,G&A expenses was primarily due to approximately $2.3 million of maintenance costs applied against the $10.0 million reserve for loss contracts and divestiture costs established at June 30, 1998. Including the $2.3 million of maintenance costs, M,G&A expenses for the third quarter of 1998 increased as a percentage of revenues from 8.3% in the third quarter of 1997 to 8.7% in the third quarter of 1998.

Net investment income for the third quarter of 1998 decreased by $.5 million to $1.3 million as compared to the same period in 1997. The decrease in net investment income was due to lower cash and investment balances as well as lower investment yields.

Total revenues for the nine months ended September 30, 1998 increased 13.1% to $553.5 million from $489.3 million for the same period in 1997 primarily due to a 15.1% membership increase. The average commercial premium revenue PMPM for the nine months ended

September 30, 1998 increased 1.3% compared to the same nine month period in 1997. The average governmental premium revenue PMPM decreased 4.1% primarily as a result of the growth in the lower premium revenue PMPM Medicaid line of business. Total health care expenses increased $61.7 million for the first nine months of 1998 as compared to the same period in 1997 as a result of the increase in membership and an increase in pharmacy costs. M,G&A expenses, including approximately $1.2 million of costs recorded in the second quarter of 1998 related to a shareholder action and excluding approximately $2.3 million of maintenance costs applied against the reserve for loss contracts and divestiture costs, increased $5.2 million for the nine months ended September 30, 1998, and remained constant at 8.4% of revenues.


Liquidity and Capital Resources

All of MHP's operational subsidiaries are direct subsidiaries of MHP. The Company's HMOs are federally qualified and are licensed in the states where they operate. Certain of MHP's operating subsidiaries are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1998, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $31.7 million at September 30, 1998, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $14.3 million and $5.3 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $12.1 million. The Company's total Restricted Net Assets at September 30, 1998 were
32.0 million. In addition to the $5.0 million in cash, cash equivalents and marketable securities held by MHP, approximately $6.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at September 30, 1998.

The operating HMOs currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The
Company believes that for the foreseeable future it will have sufficient resources and working capital to fund ongoing operations and remain in compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and Maxicare Life and Health Insurance Company.

The Company has from time to time sought to obtain a committed line of credit; however, to date has not secured such a line of credit. Accordingly, the Company  cannot state with any degree of certainty at this time whether it could obtain such a line of credit or whether additional equity capital or other working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company.

Forward Looking Information

General - This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act  of  1995.    Reference  is  made  in  particular to the
discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include unanticipated costs and losses related to the sales of the Company's Wisconsin and Illinois health plans, unanticipated costs and losses related to terminating the Carolinas commercial health care lines of business, limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers, insolvency of providers, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the Securities and Exchange Commission.

Business Strategy - The Company's business strategy includes strengthening its position in the core markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company's members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses.

Year 2000 - The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its major computing information systems and related business processes. The Company formalized the program in 1997 with an initial focus on the Company's existing core legacy software application systems. The program has been expanded to include desktop systems, networks, telecommunications and other non-information technology systems.

 Selected systems  are  being  retired  and  replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 is approximately $300,000 and projected future costs of the program are estimated to approximate an additional $300,000. Implementation costs are expensed as incurred. Given its experience in developing and managing its core legacy systems, the Company believes that its internal personnel resources are adequate to meet most Year 2000 compliance needs and that, accordingly, such implementation costs are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company expects its legacy systems to be Year 2000 compliant by third quarter 1999.

The Company is also initiating a program of contacting its major vendors and customers, primarily employer groups, governmental contractors, and healthcare providers, to evaluate their Year 2000 readiness and to gain reasonable assurance regarding Year 2000 compliance.

The Company cannot ensure that the systems of its vendors and customers will be timely updated to be Year 2000 compliant or the failure of a vendor or customer to become Year 2000 compliant would not have a material adverse effect on the Company. Based upon the outcome of its contacts with major vendors and customers, the Company will be developing business process contingency plans in 1999 to mitigate Year 2000 issues. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans.

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------

The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1997 Annual Report on Form 10-K and in "Part II, Item 1 Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998, respectively, is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

a. ALPHA HEALTH SYSTEMS, INC. AND CALIFORNIA FAMILY CARE SERVICES,
   INC.

Pursuant to Demands For Arbitration (the "Demands") dated October 14, 1998 filed with the American Arbitration Association ("AAA") in Los Angeles, California, Alpha Health Systems, Inc. ("Alpha") and California Family Care Services, Inc. ("Cal"), each demanded arbitrations of a breach of contract dispute with Maxicare, the Company's California subsidiary. Alpha and Cal are participating providers in Maxicare's Los Angeles County Medi-Cal program pursuant to their contracts with Maxicare. In the Demands Cal and Alpha contend that Maxicare has: (a) miscalculated capitation payments paid to them for the month of May 1997; (b) failed to submit adequate documentation for pharmacy charges; (c) deducted incorrect amounts for stop loss coverage and administrative fees;
(d) caused them to lose revenue because of administrative delays in credentialing physicians and performing physician site evaluations and because Maxicare failed to offer them as health care providers to Maxicare's commercial members (the "Allegations"). Alpha and Cal have also requested that the arbitrator determine whether Maxicare breached the covenant of good faith and fair dealing or statutes and regulations to which Maxicare is subject as a result of the Allegations. Alpha and Cal seek compensatory damages in the approximate amounts of $3.9 million and $4.2 million, respectively, pre and post arbitration award interest and attorneys' fees. The Company believes that it has meritorious defenses to the Demands and that it will prevail in the arbitration.

b. OTHER LITIGATION

The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.

Item 2:  Change in Securities
         --------------------

         None

Item 3:  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Annual Meeting of Shareholders

The Company's Annual Meeting of Shareholders was held in the Sunset Room of the Transamerica Center Tower at 1150 South Olive Street in Los Angeles on July 30, 1998 at 8:00 a.m. (Pacific Time). The
Company's shareholders approved by ballot and by proxy all five proposals set forth for shareholder consideration which were as follows:

     Proposal #1: Provided for the election of three Directors, Ms. Florence F. Courtright, Mr. Paul R. Dupee, Jr. and Mr. Elwood
     I. Kleaver, Jr. to serve until the year 2001 Annual Meeting of Shareholders. Of the 14,339,525 votes cast for purposes of electing three directors; (i) 14,281,933 votes were cast for Ms. Courtright and 57,592 votes were withheld; (ii) 14,280,981 votes were cast for Mr. Dupee and 58,544 votes were withheld; and (iii) 14,277,584 votes were cast for Mr. Kleaver and 61,941 votes were withheld. Following the meeting, Claude S. Brinegar, Robert M. Davies, Thomas W. Field, Jr., Charles E. Lewis, Alan S. Manne and Peter J. Ratican continued to serve as directors of the Company.

     Proposal #2: Provided for an amendment to the Company's Certificate of Incorporation to eliminate the right of shareholders to act by written consent or to call a special meeting of shareholders and to set the number of Directors at nine until the conclusion of the Company's 1999 Annual Meeting of Shareholders, which the Company agreed to call on or before June 30, 1999 (the "Termination Date"). Adoption of Proposal # 2 was approved by the stockholders with 12,526,135 votes cast for approval, 284,668 votes cast against approval, and 30,354 votes abstaining.

     Proposal #3: Provided for four amendments to the Company's Bylaws prohibiting shareholders from actions by written consent or calling of a special meeting of shareholders prior to the Termination Date, restricting the ability of the Board of Directors to adopt bylaws or otherwise interfere with the rights of shareholders to nominate three directors at the 1999 Annual Meeting, setting the number of directors at nine through
       the Termination  Date  and  elimination  of the supermajority voting requirements for shareholder actions seeking to change the number of Directors or amending certain bylaw provisions relating to rights of shareholders. Adoption of Proposal # 3 was approved by the stockholders with 12,320,455 votes cast for approval, 282,068 votes cast against approval, and 30,884 votes abstaining.

     Proposal #4: Provided for an amendment to the Shareholders Rights Plan (the "Plan") to eliminate the "dead hand" (continuing Directors) provision of the Plan. Adoption of Proposal # 4 was approved by the stockholders with 12,480,037 votes cast for approval, 124,195 votes cast against approval, and 29,171 votes abstaining.

     Proposal #5: Provided for, pursuant to a Settlement Agreement with the Company, the reimbursement for an aggregate of $444,135 representing certain expenses incurred by Mr. Paul R. Dupee, Jr. and others in connection with his recent consent solicitation. Adoption of Proposal # 5 was approved by the stockholders with 12,602,152 votes cast for approval, 176,803 votes cast against approval, and 62,202 votes abstaining.

The Proposed Dupee Consent Solicitation

On March 19, 1998, Paul R. Dupee, Jr. ("Mr. Dupee") and certain other entities holding in the aggregate approximately 5% of the Company's outstanding shares began an action to solicit written consents of shareholders of the Company by filing preliminary consent material with the Securities and Exchange Commission (the "SEC"), and issuing a press release (the "Dupee Consent Solicitation"). The Dupee Consent Solicitation proposed to enact the following proposals (the "Dupee Proposals"): (i) to repeal any amendments to the Company's Bylaws adopted by the Board since February 1, 1998; (ii) to amend Article III, Section 2 of the Company's Bylaws through the addition of ten new directors, thereby increasing the number of directors eligible to serve on the Board to 17, and to confirm that the existing Bylaw provisions of Article II,
Section 14 were not applicable to the Dupee Consent Solicitation; and (iii) to fill the new directorships created by the increase in the authorized number of directors with the ten nominees proposed by Mr. Dupee, including Mr. Dupee and Mr. Robert M. Davies. At the same time, Mr. Dupee filed litigations against the Company in Federal court and against the Company and its directors in State court (the "Dupee Litigation").

For a further description of the Dupee Consent Solicitation, the Company's responses thereto and the Settlement Agreement, dated May 8, 1998, pursuant to which Mr. Dupee terminated the Dupee Consent Solicitation as well as the Dupee Litigation, see pages 3 through 6 under "Background to the 1998 Annual Meeting" of the Company's Definitive Proxy Statement, dated June 26, 1998 for the Company's 1998 Annual Meeting of Shareholders which is incorporated hereto by reference.

Item 5:  Other Information
         -----------------
         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)   Exhibits
               --------

         3.5 Certificate of Incorporation, as amended and restated, which includes, Restated Certificate of Incorporation of Healthcare USA Inc. filed with the Office of the Secretary of State of Delaware on July 19, 1985, Certificate of Merger of MHP Acquisition Corp. into Healthcare USA Inc. filed with the Office of the Secretary of State of Delaware on September 13, 1986, Certificate of Change of Registered Agent and Registered Office filed with the Office of the Secretary of State of Delaware on August 17, 1987, Certificate of Merger Merging Maxicare Health Plans, Inc. with and into Healthcare USA Inc. (including as Exhibit A thereto the Restated Certificate of Incorporation of Healthcare USA Inc.) filed with the Office of the Secretary of State of Delaware on December 5, 1990, Certificate of Correction filed with the Office of the Secretary of State of Delaware on May 17, 1991, Certificate of Ownership and Merger Merging HealthAmerica Corporation into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 22, 1991, Certificate of Amendment of Restated Certificate of Incorporation of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on March 9, 1992, Certificate of Ownership and Merger Merging HCS Computer, Inc. into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 6, 1992, and Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on February 27, 1998, Certificate of Amendment of Certificate of Inc. of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on July 30, 1998.

         3.4b  Bylaw  Amendment  approved   at  Annual  Meeting  of
               Shareholders held on July 30, 1998.

         10.3i Promissory Note entered into by Peter J. Ratican dated July 30, 1998.

         4.13a First  Amendment  to  Rights  Agreement  of Maxicare
               Health Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of October 9, 1998.

         (b)   Reports on Form 8-K
               -------------------

               None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAXICARE HEALTH PLANS, INC.

                               ---------------------------
                                      (Registrant)



  November 13, 1998               /s/ Richard A. Link
  -----------------            --------------------------
      Date                         Richard A. Link
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration