Form 10-K
period 1998-12-31
MAXICARE HEALTH PLANS INC
filed 1999-03-31
CIK 722573

Washington, D. C. 20549

                            Form 10-K


[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 1998; or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Registrant's telephone number, including area code: (213) 765-
2000
                                                    ------------
--

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


                            -----


  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999.


      Common Stock, $.01 par value - $82,904,887


  The number of shares outstanding of each of the issuer's classes of capital stock, as of March 26, 1999:


      Common Stock, $.01 par value - 17,925,381 shares




                  DOCUMENTS INCORPORATED BY REFERENCE

                             None.

                              PART I
                              ------
Item 1. Business
        --------
General
-------

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily in the field of managed health care. MHP and its subsidiaries (the "Company") have a combined enrollment of approximately 511,700 as of December 31, 1998. In December 1997, the Company commenced a strategic restructuring program to exit unprofitable markets by asset sales or plan closings and concentrate on its health care businesses in California, Indiana and Louisiana (the "core operations"). As of December 31, 1998, these core health plans accounted for an aggregate membership of approximately 490,000. In addition to the core HMO subsidiaries, MHP owns and operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages, including group HMO, Medicaid and Medicare HMO, preferred provider organization ("PPO"), point of service ("POS"), group life and accidental death and dismemberment insurance, administrative services only programs, wellness programs and other services and products.

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

The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is
(213) 765-2000.

Company Operations
------------------

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Wisconsin, Illinois and the Carolinas through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease providing health care coverage in North and South Carolina beyond March 1999 for all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines.

The Company's membership for its ongoing core operations has grown from approximately 446,400 members at December 31, 1997 to approximately 490,200 members at December 31, 1998. The Company's total membership at December 31, 1998 is as follows:


                 Commercial  Medicaid    Medicare   Total      %
                 ----------  --------    --------  -------  ------
California        162,100     125,200      6,200   293,500   57.4%
Indiana           109,300      69,400      4,700   183,400   35.8%
Louisiana          13,300        -           -      13,300    2.6%
Carolinas          17,800       3,700        -      21,500    4.2%
                 --------    --------    -------   -------  ------
Total Membership  302,500     198,300     10,900   511,700  100.0%
                 ========    ========    =======   =======  ======

Overview of Managed Health Care Services
----------------------------------------

Commercial HMO. The Company owns and operates HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay a predetermined premium fee that does not vary with the nature or extent of health care services provided to the member, and the member may pay a relatively small copayment for certain services. The fixed payment distinguishes HMOs from conventional indemnity health insurance plans that contain customary coinsurance and deductible features and also require the submission of claim forms. An HMO receives a fixed amount from its contracted employer groups for its members regardless of the nature and extent of health care services provided, and as a result, has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions and the review of specialist referrals by primary care physicians. The HMO's goal is to combine the delivery of and access to quality health care services with effective management controls in order to make the most cost-effective use of health care resources.

Although HMOs have been operating in the United States for over half of a century, their popularity began increasing in the 1970s in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item 1. Business - Government Regulation").

The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group in which the physicians practice together as a group and provide services primarily for HMO members. The physician group receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO generally contracts on a capitated basis or discounted fee for service basis through a physicians' association or other legal entity, which in turn contracts directly with individual physicians. These physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, IPAs, hospitals, individual physicians and other health care providers.

 The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs generally utilize network, group and independent practice association models. In addition to these models, the Company's HMOs also contract directly with individual physicians and physician practices. Under these direct contracts, physicians are predominately reimbursed in accordance with an agreed upon fee schedule for actual health care services rendered to members.

PPO. PPO products include certain attributes of managed care; however, a PPO is similar to conventional indemnity health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider.
In a PPO, the member is encouraged, through benefit design that includes cost sharing and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a higher coinsurance plus a portion of the provider's fees as in a conventional indemnity plan. The Company's PPO products are generally marketed in conjunction with the Company's HMO products. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California and Louisiana. The PPO line of business comprised approximately 1% of the Company's total enrollment at December 31, 1998.

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

Specialty Managed Care and Other Insurance Services. In addition to its core commercial HMO operations, the Company offers a range
of specialty managed care and other insurance services.   The
Company offers a number of pharmacy programs including benefit design, formulary management, claims processing and mail order services for employers and their employees. Through MLH, the Company offers group life and accidental death and dismemberment insurance products.

Medicaid. Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to qualified low-income residents. A Medicaid managed care initiative developed by a state must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than ninety-five percent (95%) of the amount that would have been spent on a comparable fee for service basis. Under the contract with a state, the Company receives a fixed monthly payment for which it is required to provide managed health care services to a member. Medicaid beneficiaries do not pay any premiums, deductibles or copayments.

Effective January 1995, the Indiana HMO entered into two year contracts with the State of Indiana to provide HMO services to Medicaid recipients in the northern and southern regions of Indiana. These contracts were renewed by the State of Indiana for the 1997 year and the 1998 year. The State of Indiana solicited bids for a two year contract period commencing January 1, 1999 and awarded the Indiana HMO new two year contracts for the northern and southern regions. Effective January 1997 the Indiana HMO entered into a two year contract with the State of Indiana to provide HMO services to Medicaid recipients in the central region of Indiana. This contract provides for annual continuation of the contract through the 2000 year at the election of the State of Indiana. As of December 31, 1998 the Medicaid program comprised approximately 69,400 members of the Indiana HMO's total enrollment. The Medicaid membership in the northern, central and southern regions as of December 31, 1998 approximated 42,900 members, 7,200 members and 19,300 members, respectively.

In 1996 the State of California began implementation of a new mandatory Medicaid managed care program which resulted in a publicly-sponsored health plan being established in Los Angeles County to serve the Medicaid population ("L.A. Care Health Plan"). L.A. Care Health Plan and Foundation Health (the commercial health plan) have both contracted with the State of California for this new managed care program. The California HMO has contracted for a three year term with L.A. Care Health Plan to provide HMO services under this program through April 2000. This new program, which was designed in part as a replacement to the existing Medicaid fee for service and managed care programs in Los Angeles County, became operational during 1997 at which point in time the California HMO's prior Medicaid contract with the State of California for Los Angeles County was discontinued. Effective January 1998 Medi-Cal beneficiaries with a mandatory enrollment code within certain aid categories were required to choose between the two authorized health plans. Those beneficiaries who made no choice were assigned to either L.A. Care Health Plan or Foundation Health.





Beneficiaries assigned to L.A. Care Health Plan in turn were allocated among its subcontracting health plans including the Company's California HMO during this phase-in period. This new program has been fully implemented as of the fourth quarter of 1998. As of December 31, 1998 the Los Angeles County Medicaid program comprised approximately 94,100 members of the California HMO's total enrollment. Although the Company cannot be certain at this point in time of the effects from the ongoing operation of this program, it believes the Los Angeles County Medicaid membership of the California HMO will remain relatively consistent in 1999 from the current membership level.

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

The California HMO arranged for the provision of services under the Sacramento Contract through the contract expiration date of December 31, 1998. The State of California solicited bids for a two year contract period commencing January 1, 1999 for Sacramento County and the California HMO was successful in securing an award for a new two year contract. The California HMO has arrangements with MMC and other providers for the provision of health care services in Sacramento County. As of December 31, 1998 the Sacramento Contract comprised approximately 19,100 members of the California HMO's total membership.

The State of California is currently implementing a new mandatory managed care program in the San Bernardino and Riverside Counties. Under this new program, the State of California has contracted on a multi-year basis with MMC as the commercial health plan and a publicly-sponsored health plan to provide HMO services to Medicaid recipients. This new program has been designed in part as a replacement to the existing Medicaid fee for service and managed care programs in San Bernardino and Riverside Counties and upon transition to this new program the San Bernardino/Riverside Contract assigned to the Company will be effectively discontinued upon the completion of the transition process. Absent a definitive contractual relationship with either MMC or the publicly-sponsored health plan to participate in the new program, the California HMO will cease to service Medicaid members in San Bernardino and Riverside Counties after the transition is complete. The California HMO does not presently have such a definitive contract with either of the continuing health plans.  As of December 31,





1998 the San Bernardino/Riverside Contract comprised approximately 11,900 members of the California HMO's total membership. Although the Company cannot be certain at this point in time of the effects from the ongoing implementation of this program, it believes the membership associated with the California HMO's San Bernardino/Riverside Contract will be fully transitioned into the new program by the latter half of 1999.

The North Carolina HMO has contracted for one year terms with the state of North Carolina, since 1995 to provide HMO services to Medicaid recipients. As of December 31, 1998, the North Carolina HMO had Medicaid membership of approximately 3,700 and will continue to arrange for services until the contract terminates effective June 30, 1999.

Medicare. The Company has entered into federally sponsored one year Medicare+Choice contracts to provide prepaid healthcare services to Medicare beneficiaries in California and Indiana. The programs, known as MAX 65 plus, provide Medicare recipients basic benefits defined by HCFA and preventive services not available under traditional fee for service Medicare for little or no out-of-pocket expense. MAX 65 plus pays all coinsurance and deductible amounts the recipient would have paid under standard Medicare coverage. The Company's Louisiana HMO has filed an application with HCFA for approval to contract for the provision of prepaid health care services through the MAX 65 plus program. The Louisiana HMO is scheduled for a site inspection visit by HCFA commencing in March 1999. The MAX 65 plus programs comprised approximately 2% of the Company's total enrollment as of December 31, 1998. (See "Item
1. Business - Government Regulation").

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

    Prescription Drug Services - outpatient prescription drugs for commercial, Medicaid and Medicare HMO members and certain over-the-counter drugs for Medicaid members.

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

Additional optional services available to HMO members may include inpatient psychiatric care, hearing aids, dental care, vision care, infertility services and chiropractic care.

Delivery of Health Care Services
--------------------------------

The Company's HMOs arrange for the delivery of health care services to their members by contracting with physicians, either directly or through IPAs and medical groups, hospitals and other health care providers or contracting entity. The Company's HMOs typically pay to the IPA, medical group, hospital or other contracting entity a fixed monthly capitation fee for each member assigned to the contracting entity. The amount of the monthly capitation fee does not vary with the nature or extent of services utilized. In exchange for the capitation fee, the physicians employed by or contracting with the IPA, medical group or other contracting entity provide professional services to members, including providing or arranging for laboratory services and X-rays.

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

The Company's HMOs contract for hospital services directly with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. The Company's HMOs also contract through capitation arrangements with IPAs, medical groups or other contracting entities for the provision of hospital services in addition to capitated physician services. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and/or the Company's HMOs and must take place in hospitals contracted with the Company's HMOs. When emergency situations arise requiring medical care by physicians or hospitals not contracted with the Company's HMOs, the Company's HMOs generally assume financial responsibility for the cost of medically necessary care.

The Company's HMOs arrange for the delivery of health care services to their members primarily through a capitated network. As of January 1999 approximately 87% of the members of the Company's core HMOs receive their health care services through a capitated provider arrangement for both physician and hospital services. The Company's HMOs perform various assessment and oversight activities with respect to health care providers contracted under capitation arrangements. These activities include assessments regarding member access to health care services, quality of service and care provided to the members, administrative and financial management expertise of the providers, and provider stability and solvency. The Indiana HMO has a multi-year capitated contract arrangement with Managed Health Services, Inc. for the provision of health care services to approximately 62,200 Medicaid members in the northern and southern regions which represents 12.7% of the Company's total core membership as of December 31, 1998. The California HMO has a multi-year capitated contract arrangement with MedPartners Provider

 Network, Inc. for the provision of health care services to





approximately 46,200 commercial members, 1,400 Medicare members and 3,300 Medicaid members which represents 10.4% of the Company's total core membership as of December 31, 1998. (See "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations").

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

The Company compiles a variety of statistical information concerning the utilization of various services, including emergency room care, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-utilization is closely evaluated in an effort to monitor the quality of care provided to the Company's members by participating physicians and physician groups.

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

The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs an evaluation of an HMO's operations with respect to standards established for quality assurance, preventive health services, utilization management, reporting, members' rights, as well as other factors. In February 1999, the Company's Indiana HMO was awarded a one year accreditation. The California HMO is scheduled for accreditation review in the first quarter of 2000. The Company's Louisiana HMO is also in the process of preparing for NCQA accreditation.

Premium Structure and Cost Control
----------------------------------

The Company generally sets its membership fees, or premiums, for employees and their dependents pursuant to a community rating system, thereby charging the same premium per class of subscriber within a geographic area for like services; however, groups which meet certain enrollment requirements are charged premiums which may take into account prior cost experience and/or adjustments to community rating (see "Item 1. Business - Government Regulation").

The Company manages health care costs primarily through contractual arrangements with health care providers who share the risk of certain health care costs. The Company's HMOs arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. For the year ended December 31, 1998 approximately 87% of the members of the Company's core HMOs received their health care services through a capitated provider arrangement for both physician and hospital services. For the year ended December 31, 1998 physician and hospital capitation for the Company's core HMOs represented approximately 76% of the total corresponding health care costs.

The focus for cost-efficient use of medical and hospital services in the Company's HMOs is the primary care physician or group who provide services and manage utilization of services by directing or approving hospitalization and referrals to specialists and other providers. In order to manage costs in situations where the Company assumes the financial responsibility for specialist referrals and hospital utilization, the Company may provide additional incentives to health care providers for the medically appropriate, yet efficient utilization of these services.

In addition to directing the Company's health care providers toward capitation arrangements, the Company has a variety of programs and procedures in place to encourage appropriate utilization. These programs and procedures are intended to address the utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery, (ii) establish whether services are appropriately performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent review, discharge planning and/or retrospective review. In addition, the

 Company monitors the administration, costs and utilization of its pharmacy plan, incorporating such features as drug formularies. The Company's outpatient prescription drug formulary is developed, monitored and updated by the Company's National Pharmacy and Therapeutics Committee. This Committee is comprised of the Company's Medical Directors for the health plans, the Vice President of Pharmacy Services and other representatives. The formulary is designed to serve as a guideline in promoting cost-effective, quality drug therapy for the Company's members.

For further information, see "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations" and
"Item 8. Financial Statements and Supplementary Data-Consolidated
Statements of Operations" included herein.

Marketing
---------

The Company markets its commercial product to employers or other groups through direct selling efforts and through contacts with insurance brokers and consultants. Members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium. In many instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those operated by the Company. The Company's PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once the Company's relationship with the employer is established, marketing efforts are then focused on the employees of these employers. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. As of January 31, 1999, approximately 51% of the Company's commercial members had selected their desired health care coverage for the ensuing annual period. The Company's commercial membership is widely diverse, with no commercial employer group comprising 10% or more of the Company's total commercial enrollment with the exception of the State of Indiana employer group which has approximately 10.6% of the Company's core HMOs commercial members as of December 31, 1998. The Company's core HMOs were offered by approximately 1,075 commercial employer groups as of December 31, 1998.

The Company believes that attracting employers is only the first step toward increasing enrollment at each of its HMOs. Ultimately, the Company's ability to retain and increase membership will depend upon how users of the health care system assess its benefit package, rates, quality of service, financial condition and responsiveness to user demands.

The Company markets its Medicare programs to employer groups with retiree groups and to eligible individuals through direct solicitation and cooperative advertising with participating medical groups. The Company markets its Medicaid programs pursuant to guidelines established by the various states. Medicaid and Medicare beneficiaries may disenroll at any time for any reason. The disenrollment may be effective as early as the first of the month following the date the notification is received.

Management Information Systems
------------------------------

All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and distribute management, accounting and health care services reports (including eligibility, billing, capitation, claims information and utilization reports) on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital utilization management reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The Company's systems also support efficient transfer of information with providers and employer groups. The Company is continually evaluating, modifying or upgrading its information systems capabilities in an effort to realize enhanced capabilities and improvement in operating efficiencies. The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its computing information systems and related business processes. The Company expects its computing information systems to be Year 2000 compliant by third quarter 1999. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information - Year 2000"). The corporate data center is located in Los Angeles.

Competition
-----------

Both the health care industry as a whole and the managed care industry in particular are increasingly competitive in all markets. The HMO industry continues to gain market share, particularly at the expense of indemnity carriers. The Company competes in its regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure. In addition, the Company competes with other HMOs and PPOs for quality health care providers including physician groups, specialists and hospitals. Many of these competitors are larger or have greater financial resources than the Company.  The level of competition varies from state to state depending on the variety and relative market share of indemnity insurance, HMO, POS and PPO health care services offered. The Company also faces competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which the Company operates, is served by a significant number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members and market share in the Company's markets has resulted in an increase in price competition.

The Company believes that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to employers, members and providers. Competition may result in pressure to reduce premium rates or limit the growth potential of HMOs in a particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, resulting in market pressures for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers offering not only HMO services but PPO, POS and other health care services as well. In an effort to remain competitive, the Company offers a variety of health care services, including PPO and POS and is actively exploring offering more cost effective
PPO, POS and other services.

Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies and health care providers seek to expand their operating territories, gain economies of scale and increase market share. Many of the Company's markets, and the California market, in particular, have recently experienced a number of mergers and acquisitions among health care providers and/or managed care organizations. A significant number of the Company's principal competitors have substantially larger membership and/or greater financial resources than the Company.

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

All of the Company's HMOs are federally qualified under the HMO
Act.   Under federal regulations, services to members must be
provided substantially on a fixed prepaid monthly basis, without regard to the actual level of utilization of services. Premiums established by HMOs may vary from employer to employer through composite rate factors and special treatment of certain broad classes of members, including geographical location ("community rating"). Prospective experience rating of accounts (i.e., setting premiums for a group account based on that group's past use of health care services) is also permitted under federal regulations in certain circumstances. Pre-existing condition exclusions are prohibited under the HMO Act. From time to time, modifications to the HMO Act have been considered by Congress. The Company is unable to predict what, if any, modifications to the HMO Act will be passed into law or what effect, if any, such legislation would have upon the operations, profitability or business prospects of the Company.

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

The Company's HMOs which have Medicare risk contracts are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with contract terms, regulations and laws governing the use of federal funds and to monitor the quality of care being rendered to the HMO's enrollees. HCFA also has the right to terminate the Company's Medicare contracts if the Company fails to meet established compliance standards. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other requirements of the Medicaid program.

All of the Company's HMOs have commercial contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation including complex rules relating to the premium rates charged. The FEHBP has the authority to retroactively audit the premium rates and seek adjustments thereto in accordance with specified guidelines.

In 1997 the Health Insurance Portability and Accountability Act of 1996 ("HIIPA") was enacted. HIIPA, among other things, requires the guaranteed issuance and renewability of health coverage for certain individuals and small groups, guaranteed renewability for large and small groups and certain individuals, limits pre-existing condition exclusions, limits the grounds for terminating coverage, provides for a demonstration project for medical savings accounts and imposes significant new regulations and penalties designed to prevent health care fraud and abuse.

In 1997 the Balanced Budget Act (the "Budget Act") was enacted which, among other things, replaced the Medicare risk contract program with the Medicare+Choice program. The legislation modified the method of federal reimbursement and the requirements for organizations participating in the Medicare+Choice program.





The federal reimbursement methodology for determining premiums paid by HCFA was revised to adopt a risk adjusted payment methodology based upon a blend of national and local health care cost factors. HCFA will be implementing payment under the risk adjusted payment methodology effective January 1, 2000 and payment under this methodology will be phased in over a five year period. The legislation includes a provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation further provides for expedited licensure of provider-sponsored Medicare plans, a repeal in 1999 of the rule requiring health plans to have one commercial member for each Medicare or Medicaid member, and added program requirements related to provider contracting, quality assurance, utilization management, grievances and appeals. This legislation could have the effect of increasing competition in the Medicare market and increasing the Company's cost of administering its Medicare plans.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretations of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. The Company is unable to predict what regulatory changes may occur or what may be the impact on the Company of any particular change.
The Company believes that it would benefit from legislative proposals encouraging the use of managed health care; however, there can be no assurance that the enactment of any of such regulatory change would not materially and adversely affect the Company's financial position, results of operations, or cash flows. Although the Company intends to maintain its core HMOs' federal qualifications, state licenses, Medicare and Medicaid contracts, there can be no assurance that it can do so. The Company believes that it is currently in compliance in all material respects with the various federal and state regulations and contractual requirements applicable to its current core operations.

The issue of health care reform on both a state and federal level continues to undergo discussion and examination within both the public and private sectors. Although the concept of managed care appears to be an integral part of many proposals, the Company cannot determine the effect, if any, these proposals or other reforms, if enacted, may have on the business or operations of the Company (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Under the Bankruptcy Code, substantially all pre-petition liabilities, contingencies and other contractual obligations were discharged upon emergence from Chapter 11 on December 5, 1990, the "Effective Date" of the plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, the Company made distributions of cash, Senior Notes and Common Stock to holders of
allowed claims and interests under the Reorganization Plan.   On
January 13, 1998 the United States Bankruptcy Court entered an order closing all of the jointly administered bankruptcy cases of the Company, with the exception of the Penn Health Corporation bankruptcy case, having determined that the Reorganization Plan had been consummated. The Company believes the resolution of the Penn Health Corporation bankruptcy case and certain other matters relating to the Reorganization Plan will not adversely impact the Company's ongoing business and operations. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item
8. Financial Statements and Supplementary Data - Note 9 to the Company's Consolidated Financial Statements").

Shareholder Rights Plan
-----------------------

On February 24, 1998, the Board of Directors of the Company (the "Board") adopted a Shareholder Rights Plan (the "Rights Plan") designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Additionally, on February 24, 1998, the Board declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend is payable to the stockholders of record on March 16, 1998, and with respect to Common Stock issued thereafter, until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Stock issued after the Distribution Date. Each Right shall entitle the holder thereof to purchase 1/500th of a share of the Company's Series B Preferred Stock (the "Series B Preferred") for $45.00 (the "Exercise Price"). Each 1/500th Series B Preferred share (the "Preferred Fraction") shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

The Rights will initially be attached to the Company's Common Stock and will not be exercisable until a shareholder or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in the Company's Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the "Distribution Date"), the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of the Company's Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if the Company is acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan.

The Rights shall attach to all common shares held by the Company's shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock that are newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The rights will expire on February 23, 2008. The Company may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company's Common Stock. Heartland Advisors, Inc. was the beneficial owner of approximately 18.5% of the Company's Common Stock as of the date the Rights Plan was adopted and was "grandfathered" with respect to their existing position, including allowance for certain small incremental additions thereto (see "Item 12. Security Ownership of Certain Beneficial Owners and Management").

Consent Solicitation and Related Matters
----------------------------------------

On March 19, 1998, Paul R. Dupee, Jr. ("Mr. Dupee") and certain other entities holding in the aggregate approximately 5% of the

 Company's outstanding shares began an action to solicit written consents of shareholders of the Company by filing preliminary consent material with the Securities and Exchange Commission (the "SEC"), and issuing a press release (the "Dupee Consent Solicitation"). The Dupee Consent Solicitation proposed to enact the following proposals (the "Dupee Proposals"): (i) to repeal any amendments to the Company's Bylaws adopted by the Board since February 1, 1998; (ii) to amend Article III, Section 2 of the Company's Bylaws through the addition of ten new directors, thereby increasing the number of directors eligible to serve on the Board to 17, and to confirm that the existing Bylaw provisions of Article II, Section 14 were not applicable to the Dupee Consent Solicitation; and (iii) to fill the new directorships created by the increase in the authorized number of directors with the ten nominees proposed by Mr. Dupee, including Mr. Dupee and Mr. Robert
M. Davies. At the same time, Mr. Dupee filed litigations against the Company in Federal court and against the Company and its directors in State court (the "Dupee Litigations").

In response to the Dupee Consent Solicitation, the Board filed an opposition preliminary consent solicitation with the SEC, filed answers and counterclaims in the Dupee Litigations, and, in March 1998 amended certain provisions of the Bylaws (the "March Bylaw Amendments").

The effect of the March Bylaw Amendments was to make the adoption of the Dupee Proposals more difficult by increasing the required shareholder vote to amend Article III, Section 2 of the Bylaws to increase the number of authorized directors from a majority of shares eligible to vote to at least 80% of the shares eligible to vote. In addition, the March Bylaw Amendments made it more difficult for shareholders to abolish or amend Article II, Section 14 which deals with the qualifications for directors and requirements for action on shareholder proposals. When the March Bylaw Amendments were added, the Board also amended Mr. Ratican's employment agreement and the Company's Supplemental Executive Retirement Plan. (See "Item 11. Executive Compensation - Employment Agreements and Supplemental Executive Retirement Plan").

Prior to either the Company or Mr. Dupee sending definitive consent solicitation material to the shareholders, the Company, Mr. Dupee, and certain entities affiliated with the Dupee Consent Solicitation, American Opportunity Trust, J.O. Hambro Capital Management Limited, and North Atlantic Smaller Companies Investment Trust (the "Dupee Group"), entered into a settlement agreement with the Company dated May 8, 1998 (the "Settlement Agreement"), pursuant to which Mr. Dupee terminated the Dupee Consent Solicitation.

In accordance with the Settlement Agreement, the Board authorized an increase in the number of directors to serve on the Board from seven to nine. The three vacancies (one existed prior to the increase by the Board) were filled by Messrs. Paul R. Dupee, Jr., Robert M. Davies and Elwood I. Kleaver, Jr. (the "New Directors"). In addition, Mr. Dupee became a member of the Company's Executive Committee which was expanded to four members. Messrs. Dupee and Kleaver were classified as Class II directors and as Nominees for the 1998 Annual Meeting of Shareholders. Mr. Davies has been classified as a Class I director with a term which will expire in 2000. In addition, the members of the Dupee Group have agreed not to initiate or support any written consent or other shareholder solicitations for a special meeting prior to the 1999 Annual Meeting of Shareholders. Pursuant to the Settlement Agreement, the Company scheduled the 1998 Annual Meeting of Shareholders for July 30, 1998 and agreed to hold the 1999 Annual Meeting of Shareholders no later than June 30, 1999 (the "Termination Date").

Under the Settlement Agreement, the Dupee Litigations have been dismissed with prejudice, provided, that such dismissals shall not preclude a claim arising from any action or failure to take any action on and after May 8, 1998 by the Company, the Board, Mr. Dupee, or any other current or future shareholder of the Company. Pursuant to the Settlement Agreement, prior to the Termination Date, the Company will not issue or agree to issue voting stock (excluding stock issued pursuant to the Rights Plan and shares issuable under currently outstanding stock options plus additional option grants consistent with past practice under existing stock option plans) that in the aggregate carries more than 20% of the voting power of Common Stock eligible to vote on the date of the Settlement Agreement or 17,925,381 shares without the approval of a majority of the directors and the approval of at least two of the New Directors (the "Required Director Vote") or approval by a majority of the shares voting. Any voting stock so approved by the Required Director Vote or by a shareholder vote shall not count against such 20% limit unless otherwise provided in such approval.

The Company also agreed that any preferred stock (other than preferred stock issued pursuant to the Rights Plan) that the Company issues or agrees to issue after the date of the Settlement Agreement and prior to the Termination Date (the "New Preferred Stock") will not have the right to vote as a class except as otherwise provided in the first sentence of Section 242(b)(2) of the Delaware General Corporation Law. Prior to the Termination Date, any New Preferred Stock which is convertible into shares of Common Stock (the "New Convertible Preferred Stock") shall not be entitled to more than one vote per share multiplied by the number of shares of Common Stock into which a share of such New

 Convertible Preferred Stock is convertible.  The Company also agreed that prior to the Termination Date any New Preferred Stock that is not convertible into shares of Common Stock (the "New Non-Convertible Preferred Stock") shall not be entitled to more votes per share than the number of shares of Common Stock having a market price equal to the fair market value of such New Non-Convertible Preferred Stock at the time such New Non-Convertible Preferred Stock is issued, taking into account the illiquidity and rights and preferences of such Non-Convertible Preferred Stock.

The Company's 1998 Annual Meeting of Shareholders was held on July 30, 1998 at which the Company's shareholders approved by ballot and by proxy all five proposals set forth for shareholder consideration which were as follows:

     Proposal #1: Provided for the election of three Directors, Ms. Florence F. Courtright, Mr. Paul R. Dupee, Jr. and Mr. Elwood I. Kleaver, Jr. to serve until the year 2001 Annual Meeting of Shareholders. Following the meeting, Claude S. Brinegar, Robert M. Davies, Thomas W. Field, Jr., Charles E. Lewis, Alan S. Manne and Peter J. Ratican continued to serve as directors of the Company.

     Proposal #2: Provided for an amendment to the Company's Certificate of Incorporation to eliminate the right of shareholders to act by written consent or to call a special meeting of shareholders and to set the number of Directors at nine until the conclusion of the Company's 1999 Annual Meeting of Shareholders, which the Company agreed to call on or before June 30, 1999.

     Proposal #3: Provided for four amendments to the Company's Bylaws prohibiting shareholders from actions by written consent or calling of a special meeting of shareholders prior to the Termination Date, restricting the ability of the Board to adopt bylaws or otherwise interfere with the rights of shareholders to nominate three directors at the 1999 Annual Meeting, setting the number of directors at nine through the Termination Date and elimination of the supermajority voting requirements for shareholder actions seeking to change the number of Directors or amending certain bylaw provisions relating to rights of shareholders.

     Proposal #4: Provided for an amendment to the Rights Plan to eliminate the "dead hand" (continuing Directors) provision of the Rights Plan.

     Proposal #5: Provided for, pursuant to a Settlement Agreement with the Company, the reimbursement for an aggregate of

 $444,135  representing certain expenses incurred by Mr. Dupee, and others in connection with the Dupee Consent Solicitation.

Employees
---------

As of December 31, 1998 the Company employed approximately 500 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement. The Company believes its employee relations are good.

Directors and Executive Officers of the Registrant
--------------------------------------------------

The directors and executive officers of the Company at December 31, 1998 were as follows:


     Name                     Age               Position

Peter J. Ratican               55      Chairman of the Board of
                                       Directors, Chief Executive
                                       Officer and President

Richard A. Link                44      Chief Financial Officer,
                                       Executive Vice President -
                                       Finance and Administration

Randall S. Anderson (a)        48      Senior Vice President,
                                       Plan Operations Support

Alan D. Bloom                  52      Senior Vice President,
                                       Secretary and General
                                       Counsel

Patricia A. Fitzpatrick        47      Treasurer

Warren D. Foon                 42      Vice President, General
                                       Manager - Maxicare
                                       California

Sanford N. Lewis               56      Vice President -
                                       Administrative Services

Vicki F. Perry                 46      Vice President, General
                                       Manager - Maxicare Indiana

Claude S. Brinegar             72      Director

Florence F. Courtright         66      Director

Robert M. Davies               48      Director

Paul R. Dupee, Jr.             55      Director

Thomas W. Field, Jr.           65      Director

Elwood I. Kleaver, Jr.         56      Director

Charles E. Lewis, M.D.         70      Director

Alan S. Manne                  73      Director

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

Randall S. Anderson, D.D.S., was appointed Senior Vice President - Plan Operations Support, in January 1990. Dr. Anderson joined the Company in 1982. He received a Bachelor's degree in Finance and a Doctorate of Dental Surgery from the University of Southern California. Dr. Anderson's employment with the Company terminated effective March 12, 1999.

Alan D. Bloom has been Senior Vice President, Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981. Mr. Bloom received a Bachelor's degree in Biology from the University of Chicago, a Master of Public Health from the University of Michigan, and a J.D. degree from American University.

Warren D. Foon was appointed Vice President, General Manager of the California HMO in May 1995. Mr. Foon was Vice President - Plan Operations of the Company from March 1989 through April 1995 and Vice President - National Provider Relations from October 1986 through February 1989. Mr. Foon received a Doctor of Pharmacy and a Masters in Public Administration from the University of Southern California and a Bachelor of Arts in Biology from the University of California at Los Angeles.

Patricia A. Fitzpatrick has served as Treasurer of the Company since July 1998. Previously, Ms. Fitzpatrick served as Assistant Treasurer of the Company from July 1988 to July 1998. Ms. Fitzpatrick received a Bachelor of Science Degree in Management from Pepperdine University.

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

Claude S. Brinegar is the retired Vice Chairman of the board of directors and Chief Financial Officer of Unocal Corporation. Mr. Brinegar is currently a member of the board of directors of CSX Corporation and served on the board of directors of Conrail, Inc. from 1990 to 1998. Mr. Brinegar has been a director of the Company since June 1991.

Florence F. Courtright has been a private investor for more than the last five years. She is a founding Limited Partner of Bainco International Investors, l.p. and a Trustee of Loyola Marymount University. Further, Ms. Courtright is the former co-owner of the Beverly Wilshire Hotel. Ms. Courtright has been a director of the Company since November 1993.

Robert M. Davies is Managing Director of The Menai Group LLC, a merchant banking firm. Mr. Davies was the Vice President of Wexford Capital Corporation, an investment manager to several private investment funds, from 1994 to March 1997. From September 1993 to May 1994 he was Managing Director of Steinhardt Enterprises, Inc., an investment company, and from 1987 to August 1993 he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a Director and Chairman of Oakhurst Company, Inc., a Director of its majority-owned subsidiary, Steel City Products, Inc. and a Director of Industrial Acoustics Company, Inc. Mr. Davies has been a director of the Company since May 1998.

Paul R. Dupee, Jr. is a private investor. He has served as a Director of the Lynton Group, Inc. since 1996 and has been Chairman since 1998. From 1986 through 1996, Mr. Dupee was Director and

 Vice Chairman of the Boston Celtics Limited Partnership, which owns the National Basketball Association team, the Boston Celtics. Mr. Dupee has been a director of the Company since May 1998.

Thomas W. Field, Jr. has been President of Field & Associates, a management consulting firm, since October 1989. Mr. Field served as Chairman of the Board of ABCO Markets from December 1991 through January 1996. ABCO Markets is in the grocery business. Mr. Field also holds directorships at Campbell Soup Company and Stater Bros. Markets. Mr. Field has been a director of the Company since April 1992.

Elwood I. Kleaver, Jr. is a private investor and self-employed health care consultant specializing in turnaround situations. He also serves as the President and Director of Alcohol Detection Services LLC ("ADS"), a start-up biotech company, and is a Director of Independent Care and Harmony Health Plan, HMOs specializing in care to the chronically disabled and Medicaid beneficiaries, respectively. In 1995, Mr. Kleaver became an officer and Director of Early Detection, Inc. ("EDI"), a start-up biotech company which in 1998 underwent liquidation under Chapter 128 of the Wisconsin law. ADS is the successor of the operations formerly operated by EDI. From January 1993 through January 1995, Mr. Kleaver was President and Director of CareNetwork, a Wisconsin based HMO. Mr. Kleaver has been a director of the Company since May 1998.

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

The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis and Mr. Brinegar and they will serve until the 2000 annual meeting of stockholders and until their successors are duly qualified and elected.  Class II directors include Ms. Courtright,





Mr. Dupee and Mr. Kleaver and they will serve until the 2001 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Ratican, Mr. Field and Mr. Manne and they will serve until the 1999 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").

Item 2.  Properties
         ----------

The Company's operating facilities are held through leaseholds. At December 31, 1998, the Company leased approximately 220,000 square feet at 17 locations with an aggregate current monthly rental expense of approximately $184,000. These leases have remaining terms of up to eight years. The Company's leased properties include administrative locations for its HMOs and corporate facilities, three pharmacies in southern California and other miscellaneous facilities.

In June 1994, and effective as of that date, the Company entered into a lease with a term of 72 months for new office space in Los Angeles for its corporate and California HMO operations. The lease is for approximately 83,000 square feet with a monthly rental expense of approximately $80,000 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

Item 3.  Legal Proceedings
         -----------------

a.  ALPHA HEALTH SYSTEMS, INC. AND CALIFORNIA FAMILY CARE
            SERVICES, INC.

On November 20, 1998, California Family Services, Inc. ("Cal") and Alpha Health Systems, Inc. ("Alpha") filed Demands For Arbitration (the "Demands") dated October 14, 1998, with the American Arbitration Association ("AAA") in Los Angeles, California, seeking arbitration of a breach of contract dispute with Maxicare, the Company's California subsidiary. Cal and Alpha are participating providers in Maxicare's Los Angeles County Medi-Cal program pursuant to their contracts with Maxicare. In the Demands Cal and Alpha contend that Maxicare has: (a) overcharged them for stop loss coverage and administrative fees; (b) miscalculated capitation payments paid to them for the month of May 1997; (c) failed to submit adequate documentation for pharmacy charges; and (d) caused them to lose revenue because of administrative delays in credentialing physicians and performing physician site evaluations and because Maxicare failed to offer them as health care providers to Maxicare's commercial members (the "Allegations"). Cal and Alpha have also requested that the arbitrator determine whether Maxicare breached the covenant of good faith and fair dealing or statutes and regulations to which Maxicare is subject as a result of the Allegations. Cal and Alpha seek compensatory damages in the approximate amounts of $3.9 million and $4.2 million, respectively, pre and post arbitration award interest and attorneys' fees. Maxicare has filed a motion to dismiss the arbitration on the grounds that the Demands were untimely under the arbitration provision of Cal and Alpha's respective provider contracts with Maxicare.

On December 3, 1998, Cal and Alpha filed a complaint naming Maxicare as a defendant with the Superior Court for Los Angeles County asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, intentional interference with prospective economic advantage and negligence.
No damages were specified in the complaint. (Case No. B.C. 201751). On January 25, 1999, the Superior Court granted Maxicare's motion to compel arbitration of the claims asserted in the complaint and ordered arbitration of such claims ("Arbitrable Claims"). Maxicare believes that the breach of contract claims asserted in the complaint overlap with the claims asserted in the Demands and to the extent they overlap are also subject to dismissal in the arbitration as untimely.

The Company believes that it has meritorious defenses to the Demands and the Arbitrable Claims and will prevail in the arbitrations.

b. FOUNDATION FOR MEDICAL CARE

On February 16, 1998, The Foundation For Medical Care of Central Illinois ("Foundation") filed a complaint in the State of Illinois Circuit Court, Sangamon County, captioned The Foundation For Medical Care of Central Illinois v. Maxicare Illinois a division of Maxicare Health Plans of the Midwest, Inc., for declaratory judgment and a preliminary injunction ("Action") arising out of the Foundation's termination of a provider agreement with the Company's Illinois HMO ("Agreement"). (Case No. MR0057). In the complaint the Foundation has alleged that it has an obligation to continue to provide covered medical services ("Continuation of Care Obligation") only to members of the Company's former Illinois HMO (the "Illinois Plan") enrolled with the Foundation with a Group Service Agreement having an annual renewal date after January 1, 1996 and only until the first annual renewal date of the Group Service Agreement following January 1, 1996 ("Continued Groups"). The Foundation further contends in the Complaint that it has no Continuation of Care Obligation as to members of the Company's Illinois Plan with a renewal date of January 1, 1996, and members in the Continued Groups after the first annual renewal date of their Group Service Agreement following January 1, 1996 ("Remaining Groups").

In the complaint the Foundation initially sought (i) a declaratory judgment concerning its Continuation of Care Obligation to members of the Illinois Plan and the amount and methodology under which the Foundation should be compensated for the provision of covered medical services, (ii) a preliminary injunction directing the Illinois Plan to tender capitation payments to the Foundation for services rendered after January 1, 1996 in the amount provided in the Agreement for the Continued Groups and, for members in the Remaining Groups in an amount equal to the costs to administer and reimburse providers at their regular fees, and (iii) a preliminary injunction enjoining the Illinois Plan from renewing existing subscriber contracts and enrolling new members in the Springfield area. The Illinois Plan filed its answer to the complaint, amended affirmative defenses and counterclaims on March 26, 1996. A trial date has not been set by the Court.

Pursuant to an interim agreement between the parties, the Foundation agreed to continue to provide covered services to the Illinois Plan's members and the Illinois Plan agreed to deposit capitation payments into a segregated account and to approve disbursements to the Foundation from the account for claims for covered services provided to the Illinois Plan's members and adjudicated pursuant to a fee schedule, with full reservation of the parties' respective rights. Pursuant to a partial settlement agreement subsequently executed by the parties, the Foundation's claim for injunctive relief, the Company's counterclaim for tortious interference with economic advantage, and the Company's affirmative defenses were resolved. The parties further agreed that the value of the covered services provided to certain Illinois Plan members during 1996 would be determined by the Court in a trial.

The Foundation contends that it is owed $3.9 million in damages plus interest in excess of the remaining segregated account balance and a capitation payment in the approximate amount of $139,000 plus interest which the Foundation contends is unpaid.

The Company has reached a settlement in principle with the Foundation on behalf of the purchaser of the Illinois Plan settling the Action, and an unrelated action by the Illinois Plan against the Foundation asserting claims for violation of federal anti-trust laws (the "Anti-trust Action"), and the Foundation's counterclaim against the Illinois Plan in the Anti-trust Action. Under the proposed settlement the entire Action and Anti-trust Action will be dismissed with prejudice in exchange for release of the Segregated Funds to the Foundation and the Company's payment of $600,000 to the Foundation. The consummation of the proposed settlement is subject to negotiation and execution of definitive settlement documents and the approval of the Court.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matter was submitted to a vote of security holders during the three months ended December 31, 1998.

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

Common Stock                       Sale Price
                                 ---------------
                                  High     Low
                                 ------   ------
1997    First Quarter            $26.50   $20.00

        Second Quarter           $25.50   $20.00

        Third Quarter            $25.13   $16.94

        Fourth Quarter           $20.00   $ 9.50

1998    First Quarter            $13.13   $ 7.00

        Second Quarter           $12.63   $ 6.00

        Third Quarter            $ 8.81   $ 2.63

        Fourth Quarter           $ 6.81   $ 2.75

(b) Holders

There were 17,457 holders of record of the Company's Common Stock as of December 31, 1998.

(c) Dividends

The Company has not paid any cash dividends on its Common Stock and has no current intention of doing so in the foreseeable future (see "Item 1. Business - Shareholder Rights Plan").

Item 6. Selected Financial Data
        -----------------------

                                                                 For The Years Ended December 31,
                                                                 --------------------------------
(Amounts in thousands except per share and
 membership data)
                                                            1998       1997       1996       1995       1994
                                                         ---------  ---------  ---------  ---------  ---------

REVENUES
   Premiums............................................. $ 727,220  $ 658,080  $ 554,970  $ 467,130  $ 430,678
   Investment income....................................     5,403      7,481      6,528      6,299      3,319
   Other income.........................................     2,530      5,743      7,795        214      1,495
                                                         ---------  ---------  ---------  ---------  ---------

TOTAL REVENUES..........................................   735,153    671,304    569,293    473,643    435,492
                                                         ---------  ---------  ---------  ---------  ---------
EXPENSES
   Health care expenses.................................   684,362    630,869    503,006    414,296    379,608
   Marketing, general and administrative expenses.......    61,068     55,765     48,850     44,051     44,120
   Depreciation and amortization........................       756        751      1,279      1,245      2,087
   Loss contracts, divestiture costs, litigation and
     other restructuring charges (1)....................    16,500      9,000
                                                         ---------  ---------  ---------  ---------  ---------
TOTAL EXPENSES..........................................   762,686    696,385    553,135    459,592    425,815
                                                         ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS...........................   (27,533)   (25,081)    16,158     14,051      9,677

INCOME TAX BENEFIT......................................                           3,267      3,625      3,658
                                                         ---------  ---------  ---------  ---------  ---------
NET INCOME (LOSS).......................................   (27,533)   (25,081)    19,425     17,676     13,335

PREFERRED STOCK DIVIDENDS...............................                                                (5,280)

                                                         ---------  ---------  ---------  ---------  ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...... $ (27,533) $ (25,081) $  19,425  $  17,676  $   8,055
                                                         =========  =========  =========  =========  =========

NET INCOME (LOSS) PER COMMON SHARE (2):
Basic:
   Basic earnings (loss) per common share............... $   (1.54) $   (1.40) $    1.11  $    1.09  $     .78
                                                         =========  =========  =========  =========  =========
   Weighted average number of common shares
     outstanding........................................    17,928     17,897     17,520     16,158     10,367

Diluted:
   Diluted earnings (loss) per common share............. $   (1.54) $   (1.40) $    1.05  $     .97  $     .46
                                                         =========  =========  =========  =========  =========
   Weighted average number of common and common





     dilutive potential shares outstanding..............    17,928     17,897     18,415     18,137     17,581

                                                                          At December 31,
                                                                          ---------------

                                                            1998       1997       1996       1995       1994
                                                         ---------  ---------  ---------  ---------  ---------

BALANCE SHEET DATA:
  Total assets.......................................... $ 136,254  $ 167,422  $ 174,522  $ 152,836  $ 128,692
  Total indebtedness (3)................................ $  83,298  $  86,386  $  68,276  $  68,131  $  63,342
  Shareholders' equity.................................. $  52,956  $  81,036  $ 106,246  $  84,705  $  65,350

MEMBERSHIP DATA:
  Number of members.....................................   512,000    514,000    423,000    345,000    292,000






                                  Notes to Selected Financial Data


The selected financial data should be read in conjunction with "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations" and "Item 8.  Financial Statements and
Supplementary Data."

(1)   A $10.0 million charge for loss contracts and divestiture costs and a $6.5 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve were recorded in the second and fourth quarters of 1998, respectively. A $6.0 million litigation charge was recorded in the first quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of
      Public Welfare in connection with the operation of a Medicaid managed care program from 1986 through 1989 by a subsidiary of the Company, and related litigation costs.  A $3.0 million management restructuring charge was recorded in the fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.  (See "Item 8. Financial Statements and
      Supplementary Data - Note 9 to the Company's Consolidated Financial Statements").

(2)   Earnings per share for the years ended December 31, 1996, 1995 and 1994, have been restated as required by Statement of Financial Accounting Standards No. 128 "Earnings per Share".

(3)   Includes long-term liabilities of $565, $195, $511, $1,155, and $887 in 1998, 1997, 1996, 1995
      and 1994, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

The year ended December 31, 1998 compared to the year ended
-----------------------------------------------------------
December 31, 1997.
-----------------

The Company reported a net loss of $27.5 million for the year ended December 31, 1998 after recording charges of $16.5 million related to loss contracts and divestiture costs, litigation and provider insolvency/impairment costs. This compares to a net loss of $25.1 million for 1997 which included charges of $9.0 million related to litigation and management restructuring costs.

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in Southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines. The Company's Carolinas health plans will not be providing commercial health care coverage beyond March 1999.

The Company's reported loss of $27.5 million for 1998 was, among other factors, significantly impacted by the specific operations targeted in the Company's restructuring plan which was implemented in 1998. The significant factors contributing to the loss of $27.5 million were the following: 1) $22.3 million of losses associated with the Wisconsin, Illinois and Carolinas health plans (the Wisconsin and Illinois health plans were sold in September and October 1998, respectively, and the Carolinas commercial lines of business have been discontinued effective March 1999), 2) $7.3 million of losses associated with the Southern Indiana Medicaid line of business (the provider network arrangement has been restructured effective July 1998 from a fee for service network to a capitated risk arrangement; the Company believes the Southern Indiana Medicaid line of business will contribute profit from its 1999 operations), 3) $3.8 million of losses associated with the commercial line of business in Southern Indiana (as of January 1, 1999 the Indiana health plan is no longer providing health care coverage to the member base which generated these losses; accordingly, the Company has mitigated its ongoing financial risk in this marketplace), 4) $2.0 million provider insolvency/impairment charge, and 5) $1.2 million of costs associated with a shareholder action. In the aggregate these aforementioned factors accounted for approximately $36.6 million in losses for the year ended December 31, 1998 which were in part offset by other operating results of the Company. The Company believes the restructuring program implemented in 1998 along with other operational initiatives will result in the Company returning to profitability in 1999.

Premium revenues for the year ended December 31, 1998 increased by $69.1 million to $727.2 million, an increase of 10.5% as compared to 1997. The Company's premium revenues for its core operations increased by $93.8 million as a result of premium rate increases and enrollment growth in the commercial, Medicaid and Medicare lines of business primarily generated by the California and Indiana health plans.

Commercial premiums for the year ended December 31, 1998 increased $8.0 million to $465.6 million as compared to $457.6 million for 1997. The Company's commercial premiums for its core operations increased by $28.9 million to $399.1 million for 1998 as compared to $370.2 million for 1997 primarily due to a 5.5% membership increase. The Company's commercial membership for its core operations of 284,700 members as of December 31, 1998 increased by 10,600 members as a result of increases in California, Indiana and Louisiana. The average commercial premium revenue per member per month ("PMPM") increased 2.2% as compared to 1997.

Medicaid premiums for the year ended December 31, 1998 increased $44.6 million to $204.5 million as compared to $159.9 million for 1997. The Company's Medicaid premiums for its core operations increased by $48.4 million as a result of premium rate increases in Los Angeles County and Sacramento and a 37.2% membership increase. As of December 31, 1998 the California and Indiana health plans had 125,200 and 69,400 members, respectively, representing an increase in membership of 30,200 from 1997 primarily as a result of the growth in Los Angeles County. The average Medicaid premium PMPM for the core operations decreased by 2.0% due to the greater membership growth in Los Angeles County which has a lower premium PMPM as compared to that of Indiana and other California counties.

Medicare premiums for the year ended December 31, 1998 increased $16.5 million to $57.1 million as compared to 1997 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of December 31, 1998 the California and Indiana health plans had 6,200 and 4,700 members, respectively, representing an increase in membership of 3,000 from 1997 primarily as a result of growth in California. The average Medicare PMPM increased by 4.9% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the year ended December 31, 1998 decreased by $2.1 million to $5.4 million as compared to 1997 due to lower cash and investment balances as well as lower investment yields.

Health care expenses for the year ended December 31, 1998 were $684.4 million as compared to $630.9 million for 1997. This increase in health care expenses was in part a result of growth in all core operations lines of business and an increase in pharmacy costs reduced by approximately $8.3 million of health care costs applied against the reserve for loss contracts and divestiture costs established in 1998. Although prescription drug costs are expected to continue to rise, this trend was somewhat mitigated by enhanced procedures and controls implemented from June 1998 through September 1998 to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the year ended December 31, 1998 increased $5.3 million to $61.1 million as compared to $55.8 million for 1997. M,G&A expenses for 1998, including approximately $1.2 million of costs recorded in the second quarter of 1998 related to a shareholder action and excluding approximately $3.7 million of maintenance and divestiture costs applied against the reserve for loss contracts and divestiture costs, were 8.4% of premium revenues as compared to 8.5% of premium revenues for 1997.

For the year ended December 31, 1998, the Company recorded $16.5 million of charges composed of 1) a $12.5 million charge for loss contracts and divestiture costs related to the non-core health plans, 2) a $2.0 million litigation charge substantially related to the Company's former Illinois health plan and 3) a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated provider arrangements including the arrangement with MedPartners Provider Network, Inc. (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information - Business Risk"). For the year ended December 31, 1997, the Company recorded $9.0 million of charges composed of 1) a $6.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare and 2) a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

For the year ended December 31, 1998, the Company reported a provision for income taxes of $106,000 and an offsetting income tax benefit of $106,000 due to the Company increasing its deferred tax asset. For the year ended December 31, 1997, the Company reported a provision for income taxes of $61,000 and an offsetting income tax benefit of $61,000 due to the Company increasing its deferred tax asset. (See "Item 8. Financial Statements and Supplementary Data -
Note 7 to the Company's Consolidated Financial Statements").

The year ended December 31, 1997 compared to the year ended
-----------------------------------------------------------
December 31, 1996
-----------------

The Company reported a net loss of $25.1 million for the year ended December 31, 1997 after recording a $6.0 million litigation charge and a $3.0 management restructuring charge. This compares to net income of $19.4 million for 1996 which included a tax benefit of $3.3 million. Net loss per common share on a diluted basis was $1.40 for 1997 compared to net income of $1.05 for 1996.

Premium revenues for the year ended December 31, 1997 increased by $103.1 million to $658.1 million, an increase of 18.6% as compared to 1996. The increase in premium revenues was primarily as a result of enrollment growth in the Medicaid line of business primarily generated by the California and Indiana health plans.

Commercial premiums for the year ended December 31, 1997 increased $10.4 million or 2.3% to $457.6 million as compared to $447.2 million for 1996. The increase in commercial premiums was due to a

 2.9% membership increase partially offset by the average





commercial premium PMPM decreasing .5% compared to the same period in 1996 primarily as a result of decreasing commercial premium PMPM in the California health plan.

Medicaid premiums for the year ended December 31, 1997 increased $84.5 million or 112.0% to $159.9 million as compared to $75.4 million for 1996. The Company's Medicaid premiums increased as a result of premium rate increases in Los Angeles and Sacramento counties and a total Company 134.7% membership increase. As of December 31, 1997 the California, Indiana and Wisconsin health plans had 93,600, 70,800 and 10,000 members, respectively, representing an increase in membership of 93,500 from 1996 primarily as a result of the growth in Los Angeles, Sacramento, Riverside and San Bernardino counties in California and the central region in Indiana. The average Medicaid premium PMPM decreased by 9.7% due to the greater membership growth in California which has a lower PMPM as compared to that of Indiana and Wisconsin.

Medicare premiums for the year ended December 31, 1997 increased $8.2 million to $40.6 million as compared to 1996 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of December 31, 1997 the California and Indiana health plans had 4,100 and 3,800 members, respectively, representing an increase in membership of 1,500 from 1996 primarily as a result of growth in California. The average Medicare premium PMPM increased by 5.9% due to premium rate increases in both California and Indiana and to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the year ended December 31, 1997 increased by $1.0 million to $7.5 million as compared to $6.5 million in 1996 primarily due to higher cash and investment balances.

Health care expenses for the year ended December 31, 1997, including increases to health care claims reserves in the third and fourth quarter, increased by $127.9 million or 25.4% to $630.9 million as compared to 1996. Health care expenses as a percentage of premium revenues (the "medical loss ratio") increased 5.3 percentage points to 95.9%, primarily as a result of growth in the higher medical loss ratio Medicaid line of business, higher pharmacy costs and increases to health care claims reserves. For the foreseeable future it is anticipated that the Company will continue to experience higher prescription drug costs; however, the Company will be implementing enhanced procedures and controls in mid 1998 to promote cost effective use of prescription drug benefits.

M,G&A expenses for the year ended December 31, 1997 increased $6.9 million or 14.2% to $55.8 million as compared to $48.9 million for 1996. M,G&A expenses for 1997 decreased as a percentage of premiums to 8.5% as compared to 8.8% of premium revenues for 1996.

For the year ended December 31, 1997, the Company recorded $9.0 million of charges composed of 1) a $6.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare and 2) a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

For the year ended December 31, 1997, the Company reported a provision for income taxes of $61,000 and an offsetting income tax benefit of $61,000 due to the Company increasing its deferred tax asset. For the year ended December 31, 1996, the Company reported a $3.3 million income tax benefit primarily due to the recognition of a $4.0 million tax benefit ($3.4 million recognized in the fourth quarter). (See "Item 8. Financial Statements and Supplementary Data
- Note 7 to the Company's Consolidated Financial Statements").

Liquidity and Capital Resources

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of December 31, 1998 including the states in which the Company's HMOs operate. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1998 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $30.2 million at December 31, 1998, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.2 million and $6.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining





$11.9 million. The Company's total Restricted Net Assets at December 31, 1998 were $30.5 million. In addition to the $2.6 million in cash, cash equivalents and marketable securities held by MHP, approximately $6.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1998. (See "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Schedule I").

The Company has reached a settlement with the Pennsylvania Department of Public Welfare (the "DPW") of the Company's claims against DPW to recover payments due from DPW in connection with the operation of a Medicaid managed care program from 1986 through 1989 by Penn Health Corporation ("Penn Health"), an affiliate of the Company (the "DPW Settlement"). A settlement was also reached by the Company of the Company's claims under its Reorganization Plan against certain providers who participated in the Medicaid program (the "Provider Settlement"). The DPW Settlement and the Provider Settlement (collectively, the "Global Settlement") provide for the dismissal of the pending litigation against the settling parties and for DPW's payment to the Company of $4.7 million (including approximately $300,000 held in escrow for the Company's benefit), plus accrued interest thereon. On March 26, 1999, the United States Bankruptcy Court approved the Global Settlement and the Company's agreement with the Creditors' Committee to pay $400,000 to the Penn Health bankruptcy estate for distribution to creditors pursuant to the Reorganization Plan. Under the DPW Settlement the Company will be paid $4.7 million plus accrued interest after the United States Bankruptcy Court's order approving the settlement becomes final and nonappealable. After making the payment to the Penn Health estate the Company will retain on a net basis $4.3 million plus accrued interest free and clear of all claims. The accounting effect of the approval and implementation of the Global Settlement will be reported in 1999.

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and estimated claims payable) which related to the operations of the health plans prior to October 1, 1998. Accordingly, the balance sheet of MHP as of December 31, 1998 reflects such remaining assets and liabilities retained by MHP under the terms of the respective sales agreements including an estimated claims payable balance of approximately $4.8 million related to the Wisconsin and Illinois health plans. Pursuant to the terms of the Illinois health plan sale agreement, approximately $1.0 million of cash and cash equivalents and marketable securities reflected on the balance sheet of MHP is held in escrow as of December 31, 1998 for the satisfaction of claims payable obligations retained by MHP. In March 1999, the restricted investment balance of approximately $.5 million (held by the Indiana Department of Insurance with respect to the Illinois health plan) was released and transferred into the escrow account (See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Schedule I").

In September 1998, the Company announced it would cease offering in North and South Carolina commercial health care coverage beyond March 1999. As of December 31, 1998 the Carolinas health plan had
1) cash and cash equivalents, marketable securities and restricted investments of approximately $7.7 million, 2) commercial premium receivables of approximately $1.3 million and 3) estimated claims payable of approximately $8.1 million. Of the $7.7 million of cash and cash equivalents, marketable securities and restricted investments approximately $1.0 million in the aggregate is on deposit with the North Carolina Department of Insurance and South Carolina Department of Insurance and $.3 million is held in an escrow account pursuant to an agreement with an employer group.

The Company believes the restructuring program implemented in 1998 along with other operational initiatives will result in the Company returning to profitability in 1999. In addition, the Company believes the core HMO operations will generate positive cash flow from operations in 1999. The Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and obligations and remain in compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH.

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

Forward Looking Information

General - This Annual Report on Form 10-K contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control.  These risks and uncertainties include unanticipated costs and losses related to the sales of the Company's Wisconsin and Illinois health plans, unanticipated costs and losses related to terminating the Carolinas commercial health care lines of business, limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers, insolvency of providers, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

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

Business Risk - The Company is faced with various risks to its operations which include, but are not limited to, the following: 1) loss of profitable membership as a result of inability to retain existing members or attract new members due to competition from large competitors and other factors, the effect of premium increases, and the loss of Medicaid and/or Medicare contracts; 2) reduction in premium rates as a result of competitive commercial pricing and reductions in premium reimbursement for Medicaid and Medicare programs; 3) loss of significant provider contracts due to provider network instability, provider insolvencies, failure to secure continuation of existing provider contracts or failure to secure new cost-effective provider contracts; and 4) unfavorable governmental regulation including benefit mandates, malpractice liability legislation, limitation on capitated provider arrangements, increases to required capital and other financial solvency requirements (such as the National Association of





Insurance Commissioners proposal that states adopt risk-based capital standards requiring new minimum capitalization thresholds for HMOs and other risk-bearing health care entities). These risks could result in a material adverse effect on the Company's operations, financial position, results of operations and cash flows.

The Company's California HMO has a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of MedPartners, Inc. ("MedPartners"), that as of December 1998 provided health care services to approximately 46,200 commercial members, 1,400 Medicare members and 3,300 Medicaid members. In November 1998, MedPartners announced its intention to divest of its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN; and the conservator, on behalf of MPN, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "DOC Actions"). The DOC has requested that all health care service plans that contract with MPN support the DOC Actions and take the necessary measures to: 1) notify their member that the member's health care arrangements remain unchanged and intact; 2) make certain that MPN's contracting providers continue to furnish accessible and timely health care services; and 3) that under no circumstances are members to be billed for covered health care services.

The Company is pursuing strategies to ensure the ongoing provision of health care services to its members assigned to MPN while mitigating various business and financial risks. Neither the effect of the DOC Actions nor the Company's potential business and financial risks associated with MPN is known at this point in time; however, the effect of these risks could have a material effect on the Company's operations, financial position, results of operations and cash flows.

Year 2000 - The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its major computing information systems and related business processes. The Company formalized the program in 1997 with an initial focus on the Company's existing core legacy software application systems. The program has been expanded to include a company-wide inventory of desktop systems, networks, telecommunications and other non-information technology systems. In conjunction with the inventory process, the Company is identifying the critical business functions and assessing the related business risks and Year 2000 compliance status of the various systems and system elements.  In support of this assessment effort, the Company has initiated a communication and education effort within the Company to promote a thorough understanding of the Year 2000 issue and associated risks. As a result of the assessment process, selected systems are being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 is approximately $300,000 and projected future costs of the program are estimated to approximate an additional $400,000. Implementation costs are expensed as incurred. Given its experience in developing and managing its core legacy systems, the Company believes that its internal personnel resources are adequate to meet most Year 2000 compliance needs and that, accordingly, such implementation costs are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. As of December 31, 1998, the Company's core legacy systems are approximately 90% complete as to testing and confirmation as Year 2000 compliant. The Company expects its legacy and other systems to be Year 2000 compliant by third quarter 1999.

The Company is also initiating a program of contacting its major vendors and customers, primarily employer groups, governmental contractors, and healthcare providers, to evaluate their Year 2000 readiness and to gain reasonable assurance regarding Year 2000 compliance. The Company cannot ensure that the systems of its vendors and customers will be timely updated to be Year 2000 compliant or the failure of a vendor or customer to become Year 2000 compliant would not have a material adverse effect on the Company. Based upon the outcome of its contacts with major vendors and customers, the Company will be developing business process contingency plans in 1999 to mitigate Year 2000 issues. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans. The Company expects the contingency planning process to be substantially completed by third quarter 1999.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

As of December 31, 1998, the Company has approximately $73.6 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $11.3 million is classified as available-for-sale investments and restricted investments of $13.7 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

As of December 31, 1998, the Company did not have any outstanding bank borrowings or debt obligations.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------







                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------

The Board of Directors and Shareholders
Maxicare Health Plans, Inc.


We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the information with respect to the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                   ERNST & YOUNG LLP


Los Angeles, California
February 19, 1999

                MAXICARE HEALTH PLANS, INC.
                CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands except par value)


                                                                   December 31,
                                                                1998       1997
                                                             ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents - Note 2........................ $  48,507  $  51,881
  Marketable securities - Note 2............................    11,345     47,843
  Accounts receivable, net - Note 2.........................    36,587     26,024
  Deferred tax asset - Note 7...............................     5,082      6,276
  Prepaid expenses..........................................     5,502      6,763
  Other current assets......................................       470        653
                                                             ---------  ---------
    TOTAL CURRENT ASSETS....................................   107,493    139,440
                                                             ---------  ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................     5,450      5,441
  Furniture and equipment...................................    17,717     18,135
                                                             ---------  ---------
                                                                23,167     23,576
    Less accumulated depreciation and amortization..........    21,714     22,330
                                                             ---------  ---------
    NET PROPERTY AND EQUIPMENT..............................     1,453      1,246
                                                             ---------  ---------
LONG-TERM ASSETS
  Long-term receivables.....................................                  509
  Restricted investments - Note 2...........................    13,749     14,135
  Deferred tax asset - Note 7...............................    13,085     11,785
  Intangible assets, net....................................       474        307
                                                             ---------  ---------
    TOTAL LONG-TERM ASSETS..................................    27,308     26,736
                                                             ---------  ---------

    TOTAL ASSETS............................................ $ 136,254  $ 167,422
                                                             =========  =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $  62,494  $  67,334
  Accounts payable..........................................     1,591        528
  Deferred income...........................................     7,416      7,220
  Accrued salary expense....................................     2,157      3,304
  Other current liabilities.................................     9,075      7,805
                                                             ---------  ---------
    TOTAL CURRENT LIABILITIES...............................    82,733     86,191
LONG-TERM LIABILITIES.......................................       565        195
                                                             ---------  ---------
    TOTAL LIABILITIES.......................................    83,298     86,386
                                                             ---------  ---------
COMMITMENTS AND CONTINGENCIES - Note 4





SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1998 - 17,925 shares and 1997 - 17,936 shares issued and
    outstanding - Note 5....................................       179        179
  Additional paid-in capital................................   254,250    254,376
  Notes receivable from shareholders - Note 6...............    (5,159)    (4,704)
  Accumulated deficit.......................................  (196,348)  (168,815)
  Accumulated other comprehensive income....................        34
                                                             ---------  ---------

    TOTAL SHAREHOLDERS' EQUITY..............................    52,956     81,036
                                                             ---------  ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $ 136,254  $ 167,422
                                                             =========  =========



                      See notes to consolidated financial statements.


                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands except per share data)




                                                           Years ended December 31,
                                                          1998       1997      1996
                                                       ---------  ---------  ---------
REVENUES
   Commercial premiums................................ $ 465,562  $ 457,628  $ 447,151
   Medicaid premiums..................................   204,515    159,858     75,405
   Medicare premiums..................................    57,143     40,594     32,414
                                                       ---------  ---------  ---------
     TOTAL PREMIUMS...................................   727,220    658,080    554,970

   Investment income..................................     5,403      7,481      6,528
   Other income.......................................     2,530      5,743      7,795
                                                       ---------  ---------  ---------
     TOTAL REVENUES...................................   735,153    671,304    569,293
                                                       ---------  ---------  ---------
EXPENSES
   Physician services.................................   292,648    267,604    221,259
   Hospital services..................................   268,659    244,540    188,227
   Outpatient services................................   108,635    101,854     79,403
   Other health care expense..........................    14,420     16,871     14,117
                                                       ---------  ---------  ---------
     TOTAL HEALTH CARE EXPENSES.......................   684,362    630,869    503,006

   Marketing, general and administrative expenses.....    61,068     55,765     48,850
   Depreciation and amortization......................       756        751      1,279
   Loss contracts, divestiture costs, litigation and
     other restructuring charges - Note 9.............    16,500      9,000
                                                       ---------  ---------  ---------
     TOTAL EXPENSES...................................   762,686    696,385    553,135
                                                       ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS.........................   (27,533)   (25,081)    16,158

INCOME TAX BENEFIT....................................                           3,267
                                                       ---------  ---------  ---------
NET INCOME (LOSS)..................................... $ (27,533) $ (25,081) $  19,425
                                                       =========  =========  =========

NET INCOME (LOSS) PER COMMON SHARE
   - Note 2:

Basic:
   Basic Earnings (Loss) Per Common Share............. $   (1.54) $   (1.40) $    1.11
                                                       =========  =========  =========
   Weighted average number of common shares





     outstanding......................................    17,928     17,897     17,520
                                                       =========  =========  =========

Diluted:
   Diluted Earnings (Loss) Per Common Share........... $   (1.54) $   (1.40) $    1.05
                                                       =========  =========  =========
   Weighted average number of common and common
     dilutive potential shares outstanding............    17,928     17,897     18,415
                                                       =========  =========  =========





                      See notes to consolidated financial statements.

                  MAXICARE HEALTH PLANS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)

                                                                      Years ended December 31,
                                                                    1998       1997         1996
                                                                  --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................ $(27,533)  $ (25,081)  $  19,425
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
  Depreciation and amortization..................................      756         751       1,279
  Benefit from deferred income taxes.............................     (106)        (61)     (4,000)
  Amortization of restricted stock...............................       58         426         699
  Loss contracts, divestiture costs, litigation costs
    and other restructuring charges..............................    2,281       9,000
  Changes in assets and liabilities:
    Increase in accounts receivable..............................  (10,563)     (7,917)       (161)
    Increase (decrease) in estimated claims and other health
      care costs payable.........................................   (4,840)     15,040       5,280
    Increase (decrease) in deferred income.......................      196         (14)      1,962
    Changes in other miscellaneous assets and liabilities........      184      (4,303)     (8,511)
                                                                  --------   ---------   ---------
Net cash provided by (used for) operating activities.............  (39,567)    (12,159)     15,973
                                                                  --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment............................     (745)       (301)        (81)
  (Increase) decrease in restricted investments..................      386         (36)     (1,506)
  Reductions to long-term receivables............................      509                      91
  Additions to long-term receivables.............................                 (400)
  Proceeds from sales and maturities of marketable securities....   48,972      52,946      51,495
  Purchases of marketable securities.............................  (12,440)    (42,139)    (60,486)
  Loans to shareholders..........................................               (4,458)
                                                                  --------   ---------   ---------
Net cash provided by (used for) investing activities.............   36,682       5,612     (10,487)
                                                                  --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations..........................     (305)       (384)       (505)
  Stock options exercised........................................      160       3,613       1,417
  Repurchase of restricted stock.................................     (344)       (369)
                                                                  --------   ---------   ---------
Net cash provided by (used for) financing activities.............     (489)      2,860         912
                                                                  --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.............   (3,374)     (3,687)      6,398
Cash and cash equivalents at beginning of year...................   51,881      55,568      49,170
                                                                  --------   ---------   ---------
Cash and cash equivalents at end of year......................... $ 48,507   $  51,881    $ 55,568
                                                                  ========   =========   =========

Supplemental disclosures of cash flow information:





    Cash paid during the year for -
      Interest................................................... $     68   $      57    $    106
      Income taxes...............................................            $     100    $    347

Supplemental schedule of non-cash investing activities:
    Capital lease obligations incurred for purchase of property
      and equipment and intangible assets........................ $     64   $     150





                          See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)


                                                                                          Accumulated
                                 Number of          Additional                               Other
                                  Common    Common   Paid-in               Accumulated   Comprehensive
                                  Shares     Stock   Capital      Other      Deficit         Income      Total
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1995...    17,420  $  174  $  247,690            $    (163,159)               $ 84,705

  Net income....................                                                 19,425                  19,425

  Stock options exercised.......       145       2       1,415                                            1,417

  Restricted stock amortized....                           699                                              699

                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1996...    17,565     176     249,804                 (143,734)                106,246

  Net loss......................                                                (25,081)                (25,081)

  Stock options exercised.......       403       4       3,609                                            3,613

  Restricted stock amortized....                           426                                              426

  Retirement of restricted
  stock.........................       (32)     (1)       (368)                                            (369)

  Adjustment to paid-in capital
  for deferred compensation.....                           905                                              905

  Notes receivable from
  shareholders..................                                $ (4,704)                                (4,704)

                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1997...    17,936     179     254,376    (4,704)      (168,815)                 81,036

  Comprehensive income (loss)
    Net loss....................                                                (27,533)                (27,533)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    marketable securities.......                                                         $         34        34
                                                                                                       --------
    Comprehensive income (loss).                                                                        (27,499)

  Stock options exercised.......        20                 160                                              160






  Restricted stock amortized....                            58                                               58

  Retirement of restricted
  stock.........................       (31)               (344)                                            (344)

  Notes receivable from
  shareholders..................                                    (455)                                  (455)
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1998...    17,925  $  179  $  254,250  $ (5,159) $    (196,348) $         34  $ 52,956
                                 =========  ======  ==========  ========  =============  ============= ========


                               See notes to consolidated financial statements.

                   MAXICARE HEALTH PLANS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS DESCRIPTION

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). MHP conducts ongoing HMO operations in California, Indiana and Louisiana (see Note 9.) All of MHP's HMOs are federally qualified by the United States Department of Health and Human Services and are generally regulated by the Department of Insurance of the state in which they are domiciled (except the California HMO, which is regulated by the California Department of Corporations).

Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in California, Indiana and Louisiana which constitute approximately 1% of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1998. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than 1% of the Company's revenues for the year ended December 31, 1998.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Segment Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." Management evaluates and assesses the Company's operations as a single segment; accordingly, the Company has not included the additional disclosures required by SFAS No. 131.

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

Cash and cash equivalents consist of the following at December 31:

                                       1998        1997
  (Amounts in thousands)             --------    --------
  Cash.............................. $  4,768    $  6,379
  Certificates of deposit...........    3,717       6,552
  Commercial paper..................    9,632       3,191
  Money market funds................   20,421       9,403
  Repurchase agreements.............    1,985       8,783
  U.S. Government obligations.......    7,984      15,533
  Corporate notes...................      -         2,040
                                     --------    --------
                                     $ 48,507    $ 51,881
                                     ========    ========


Investments

Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is based on the specific identification method. Fair values of marketable securities are based on published or quoted market prices.

The Company has designated its marketable securities included in current assets as available-for-sale. Such securities have been recorded at fair value, and unrealized holding gains and losses, net of related tax effects, are reported as accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders' Equity until realized.

The Company's restricted investments consist of securities restricted to specific purposes as required by various governmental regulations. These securities have been designated as held-to-maturity as the Company has the intent and the ability to hold them to maturity. These securities are stated at amortized cost.

During 1998, the Company sold marketable securities having a book value of $15.5 million, realizing a net gain of $43,000. During





1997, the Company sold marketable securities having a book value of $15.9 million, realizing a net gain of $178,000. During 1996, the Company sold marketable securities having a book value of $3.3 million, realizing a net gain of $106,000.

The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):


                                        1998                        1997
                               -----------------------     -----------------------
                                             Estimated                   Estimated
                               Amortized       Fair        Amortized       Fair
(Amounts in thousands)           Cost          Value         Cost          Value
                               ---------     ---------     ---------     ---------
                                                                         >C>
Available-for-sale:
  U.S. Government obligations.  $11,295       $11,329       $45,585       $45,603

  Corporate notes.............                                2,232         2,252

  Other.......................       16            16            26            26
                                -------       -------       -------       -------
                                $11,311       $11,345       $47,843       $47,881
                                =======       =======       =======       =======
Held-to-maturity:
  U.S. Government obligations.  $11,674       $11,715       $11,159       $11,176

  Corporate notes.............                                  101           101

  Other.......................    2,075         2,075         2,875         2,875
                                -------       -------       -------       -------
                                $13,749       $13,790       $14,135       $14,152
                                =======       =======       =======       =======

The contractual maturities of investments at December 31, 1998 were as follows:

                                                      Estimated
                                          Amortized     Fair
(Amounts in thousands)                      Cost        Value
                                          ---------   ---------
Available-for-sale:
  Due in one year or less................  $ 6,223     $ 6,244

  Due after one year through five years..    5,088       5,101
                                           -------     -------
                                           $11,311     $11,345
                                           =======     =======

Held-to-maturity:





  Due in one year or less................  $13,426     $13,464

  Due after one year through five years..      323         326
                                           -------     -------
                                           $13,749     $13,790
                                           =======     =======

Accounts Receivable

Accounts receivable consisted of the following at December 31:


                                            1998        1997
  (Amounts in thousands)                  -------     -------
  Premiums receivable.................... $35,020     $28,563
  Allowance for retroactive
    billing adjustments..................  (5,481)     (6,926)
                                          -------     -------
  Premiums receivable, net...............  29,539      21,637

  Other..................................   7,048       4,387
                                          -------     -------
  Accounts receivable, net............... $36,587     $26,024
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

Intangible Assets

Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over five years.
Accumulated amortization of intangible assets at December 31, 1998 and 1997 is $2.1 million and $2.0 million, respectively.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use". SOP 98-1 requires certain computer software costs to be capitalized and amortized over the software's estimated useful life. The Company will adopt SOP 98-1 for the fiscal year ending December 31, 1999 and does not believe this statement will have a material impact on its financial statements.

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

Insurance

The Company's operating entities are self-insured for risks on certain medical and hospital claims incurred by their members, except in North Carolina and South Carolina and certain lines of business in California and Indiana. The North Carolina and South Carolina HMOs maintain medical and hospital claims reinsurance coverage with MLH. The California HMO maintains medical and hospital claims reinsurance coverage for its Los Angeles County Medicaid line of business with Health Care Assurance Company Limited ("HCAC"), a wholly-owned subsidiary of MHP.

In addition, the Company's operating entities are self-insured for medical malpractice claims with the exception of the California
HMO, which maintains malpractice coverage through HCAC.

Premium Deficiencies

Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. As of December 31, 1998 the Company has reserved for premium deficiencies through March 31, 1999 related to the commercial line of business for the North Carolina and South
Carolina HMOs (see Note 9). No other premium deficiencies exist at December 31, 1998.

Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components which are comprised of unrealized gains and losses on the Company's available-for-sale securities at December 31, 1998.

Net Income Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to stock options with an exercise price less than the average market price for the period.

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:


                                                         Years ended December 31,
                                                      1998         1997        1996
                                                    --------     --------    --------
Basic earnings (loss) per common share:

Numerator - Net income (loss)...................... $(27,533)    $(25,081)   $ 19,425
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,928       17,897      17,520
                                                    ========     ========    ========

Basic earnings (loss) per common share............. $  (1.54)    $  (1.40)   $   1.11
                                                    ========     ========    ========

Diluted earnings (loss) per common share:

Numerator - Net income (loss)...................... $(27,533)    $(25,081)   $ 19,425
                                                    ========     ========    ========
Denominator -
  Weighted average number of common shares
    outstanding....................................   17,928       17,897      17,520





  Dilutive stock options...........................                               895
                                                    --------     --------    --------
                                                      17,928       17,897      18,415
                                                    ========     ========    ========

Diluted earnings (loss) per common share........... $  (1.54)    $  (1.40)   $   1.05
                                                    ========     ========    ========

Stock options are excluded from the calculation of diluted loss per share for 1998 and
1997 because the inclusion of stock options would have an anti-dilutive effect.


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

Restrictions on Fund Transfers

The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1998, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $30.2 million at December 31, 1998, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $12.2 million and $6.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit and dividend limitations representing the remaining $11.9 million. The Company's total Restricted Net Assets at December 31, 1998 were $30.5 million. In addition to the $2.6 million in cash, cash equivalents and marketable securities held by MHP, approximately $6.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1998.

Reclassifications

Certain amounts for 1996 and 1997 have been reclassified to conform to the 1998 presentation.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the boards of directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1998 management believes that the Company had no significant concentrations of credit risk.

NOTE 3 - LITIGATION

The Company is involved in litigation arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.5 million, $2.3 million and $2.4 million reported for the years ended December 31, 1998, 1997 and 1996, respectively.

Assets held under capital leases at December 31, 1998 and 1997 of $469,000 and $696,000, respectively, (net of $1,333,000 and
$1,043,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1998 were as follows:

                                        Operating  Capitalized
                                         Leases      Leases
         (Amounts in thousands)         ---------  -----------
         1999..........................  $2,385       $139
         2000..........................     987         77
         2001..........................     605         11
         2002..........................     427         10
         2003..........................       9
                                         ------       ----
         Total minimum
           obligations.................  $4,413        237
                                         ======
         Less current
           obligations.................                139
         Long-term                                    ----
           obligations.................               $ 98
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

Preferred Stock

In the first quarter of 1992 MHP issued 2,400,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and redeemed certain Senior Notes issued in conjunction with the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). In the first quarter of 1995, the Company redeemed all of the remaining 2.29 million outstanding shares of the Series A Stock of which 2.27 million shares were converted into
6.25 million shares of Common Stock and the remaining .02 million shares were redeemed for cash.

Common Stock

The Company is authorized to issue 40.0 million shares of $.01 par value Common Stock. Under the Reorganization Plan 10.0 million shares of the Company's Common Stock were issued for the benefit of holders of allowed claims, interest and equity claims. An additional 6.6 million shares were issued upon the conversion of Series A Stock in 1994 and 1995, and .4 million shares were issued in connection with the exercise of warrants issued pursuant to the Reorganization Plan. As of December 31, 1998 approximately 17.9 million shares of the Company's Common Stock were outstanding. The Certificate of Incorporation of the Company prohibits the issuance of certain non-voting equity securities as required by the United States Bankruptcy Code.

Shareholder Rights Plan

On February 24, 1998, the Board of Directors of MHP (the "Board") adopted a Shareholder Rights Plan (the "Rights Plan") designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Additionally, on February 24, 1998, the Board declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend is payable to the stockholders of record on March 16, 1998, and with respect to Common Stock issued thereafter, until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Stock issued after the Distribution Date. Each Right shall entitle the holder thereof to purchase 1/500th of a share of the Company's Series B Preferred Stock (the "Series B Preferred") for $45.00 (the "Exercise Price"). Each 1/500th Series B Preferred (the "Preferred Fraction") share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

The Rights will initially be attached to the Company's Common Stock and will not be exercisable until a shareholder or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in the Company's Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the "Distribution Date"), the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of the Company's Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if the Company is acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan.

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

In December 1990, the Company approved the 1990 Stock Option Plan (the "1990 Plan"). Under the terms of the 1990 Plan, as amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan and 1995 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant and vest in equal installments on the first, second and third anniversaries from the date of grant. Stock options granted to date under the 1990 Plan and 1995 Plan have been at an exercise price equal to the fair market value of the stock at the date of grant.

In July 1996, the Company approved the Outside Directors 1996
Formula Stock Option Plan (the "Formula Plan"). Under the terms of the Formula Plan, the Company may issue up to an aggregate of

125,000 nonqualified stock options to directors who are not employees or officers of the Company (the "Outside Directors"). On the date the Formula Plan was adopted, each Outside Director received a grant of stock options to purchase 5,000 shares of Common Stock. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 5,000 shares of Common Stock. Options granted under the Formula Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant.

In July 1996, the Company approved the Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan"). Under the terms of the Senior Executives Plan, the Company may issue up to an aggregate of 700,000 nonqualified stock options to Mr. Ratican and Mr. Froelich (the "Senior Executives" and individually the "Senior Executive"). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by the Company shall receive a grant of stock options to purchase 70,000 shares of Common Stock. Mr. Froelich's continuing participation in the Senior Executives Plan ceased when his employment with the Company was terminated in December 1997. Options granted under the Senior Executives Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                           1998                         1997                         1996
                                 --------------------------   --------------------------   --------------------------
                                 Options   Weighted-Average   Options   Weighted-Average   Options   Weighted-Average
                                  (000)     Exercise Price     (000)     Exercise Price     (000)     Exercise Price
                                 -------   ----------------   -------   ----------------   -------   ----------------
Outstanding beginning of year     1,760         $13.13          2,063        $11.92          1,700        $10.56
  Granted (a)                       758           8.50            185         22.18            543         16.09
  Exercised                         (20)          8.00           (403)         8.96           (145)         9.76
  Forfeited                        (216)         15.61            (85)        20.96            (35)        19.45
  Expired                           (80)          9.79
Outstanding end of year           2,202          11.46          1,760         13.13          2,063         11.92
Exercisable end of year           1,490          12.51          1,478         12.21          1,503          9.47


(a) The weighted-average fair value of options granted during 1998, 1997 and 1996 was $4.06, $10.23 and
$7.47, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:


                                  Options Outstanding                        Options Exercisable
                  -------------------------------------------------   -------------------------------
                    Number      Weighted-Average                        Number
                  Outstanding      Remaining                          Exercisable
   Range of       at 12/31/98   Contractual Life   Weighted-Average   at 12/31/98    Weighted-Average
Exercise Prices      (000)       (# of Months)     Exercise Price        (000)        Exercise Price
---------------   -----------   ----------------   ----------------   -----------    ----------------
$ 5.00 - $12.63      1,393            69               $ 7.55              779            $ 7.24
$13.25 - $14.75        439            73                14.21              382             14.20
$20.50 - $28.38        370            93                23.43              329             23.59
                     -----                                               -----
$ 5.00 - $28.38      2,202            74                11.46            1,490             12.51
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

Pro forma information regarding net income (loss) and earnings
(loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: volatility factors of the expected market price of the Company's common stock of .49, .43 and .43; a weighted-average expected life of the options of 5.0 years; risk-free interest rates of 5.2%, 6.0% and 6.0% and dividend yield of 0%.

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

Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from January 1, 1995 through December 31, 1998. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, for example, because options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):
                                  1998      1997     1996
                                --------  --------  -------

Pro forma net income (loss)     $(28,989) $(28,047) $17,211

Pro forma earnings (loss) per
common share:
  Basic                         $  (1.62) $  (1.57) $   .98
  Diluted                       $  (1.62) $  (1.57) $   .93


Restricted Stock

On February 27, 1995 the Board approved Restricted Stock Grant
Agreements awarding 65,000 shares of Restricted Stock each to Mr.

 Ratican and Mr. Froelich  (individually the "Executive"). Mr.





Froelich's Restricted Stock vested upon the termination of his employment with the Company on December 11, 1997. Mr. Ratican's
Restricted Stock vested on February 27, 1998 upon the expiration of the three year vesting period.

The Company has measured the total compensation cost of the Restricted Stock awards as the excess of the quoted market price of similar but unrestricted shares of stock at the award date, subject to certain adjustments, over the purchase price, if any, of the Restricted Stock. The quoted market price of shares of the Company's Common Stock at the date of grant was $16.125, and the Restricted Stock was awarded to the Executives at no cost. The total compensation cost of the Restricted Stock grants recognized through December 31, 1998 was $1,764,000.

NOTE 6 - NOTES RECEIVABLE FROM SHAREHOLDERS

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich the Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the "Executives" and individually the "Executive"), whereby the Company loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992. The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 and for all of 1997 was 6.25%, the interest rate in effect for 1998 was 6.44% and the interest rate in effect for 1999 is 5.60%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest of such Executive as of such date. The principal and accrued interest at December 31, 1998 has been reflected as a reduction of shareholders' equity.

NOTE 7 - INCOME TAXES

The benefit for income taxes at December 31 consisted of the following:


                                  1998      1997      1996
(Amounts in thousands)          -------   -------   -------
Current:
  Federal......................           $   (12)  $   518
  State........................ $   106        73       215
                                -------   -------   -------
                                    106        61       733
                                -------   -------   -------
Deferred:
  Federal......................                      (3,400)
  State........................    (106)      (61)     (600)
                                -------   -------   -------
                                   (106)      (61)   (4,000)
                                -------   -------   -------
Benefit for income taxes....... $  --     $  --     $(3,267)
                                =======   =======   =======


The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                       1998       1997
(Amounts in thousands)              ---------  ---------

Current deferred tax assets:

  Loss carryforwards............... $  (5,082) $  (6,276)
                                    =========  =========

Non-current deferred tax assets:

  Loss carryforwards............... $(110,496) $(104,623)
  Depreciation.....................    (1,528)    (1,540)
  Other............................    (4,504)    (3,207)
                                    ---------  ---------

  Gross deferred tax assets........  (116,528)  (109,370)
                                    ---------  ---------

  Deferred tax assets
    valuation allowance............   103,443     97,585
                                    ---------  ---------

  Deferred tax assets.............. $ (13,085) $ (11,785)
                                    =========  =========

The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended
December 31:


                                       1998      1997      1996
(Amounts in thousands)               -------   -------   -------
Tax provision (benefit)
  at statutory rate................. $(9,362)  $(8,528)  $ 5,494
State income taxes..................     106        73       215
Exercise of nonqualified stock
  options...........................            (1,755)     (809)
Benefit of NOL carryforwards........                      (4,167)
Anticipation of future benefit of
  NOLs..............................    (106)      (61)   (4,000)
Limitation on current-year tax
  benefit due to unrealized NOL
  carryforwards.....................   9,362    10,271
                                     -------   -------   -------

Benefit for income taxes............ $  --     $  --     $(3,267)
                                     =======   =======   =======


The Company's net operating loss (NOL) carryforwards increased due to a $27.0 million NOL for tax purposes incurred in 1998. At
December 31, 1998, the Company had NOL carryforwards for federal tax purposes expiring as follows (amounts are in millions):


          Year of
         Expiration                    NOL

            2003                     $ 184.5
            2004                        94.5
            2005                         1.4
            2006                         2.6
            2007                         1.6
            2012                        29.0
            2013                        27.0
                                     -------
         Total NOL carryforwards     $ 340.6
                                     =======

On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). Upon the

 Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section
382 of the IRC.   From the Effective Date through December 31, 1995
the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 1998 the Company has utilized approximately $45 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $94 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under Section 382 of the IRC on NOLs would be recalculated.

SFAS No. 109 "Accounting for Income Taxes" requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $45 million of NOLs. Accordingly, the Company has recognized an aggregate deferred tax asset of $18.2 million as of December 31, 1998 related to anticipated future utilization of NOLs.

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

The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions totaled $390,000, $400,000 and $350,000 for the years ended December 31, 1998, 1997 and  1996, respectively.

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. Compensation expense recognized in connection with the SERP was $284,000 and $984,000 for the years ended December 31, 1998 and 1997. Of the compensation expense recognized in 1997, $700,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Financial Officer and an additional former executive which was included in the management restructuring charge recorded in 1997 (see Note 9).

NOTE 9 - LOSS CONTRACTS, DIVESTITURE COSTS, LITIGATION AND OTHER
         RESTRUCTURING CHARGES

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's core operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. In the fourth quarter of 1998 the Company recorded a $6.5 million charge composed of 1) a $2.5 million increase to the reserve for loss contracts and divestiture costs related to the non-core health plans resulting from the divestiture of the Carolina's commercial line of business extending beyond December

 1998 through March 1999 and higher than anticipated costs in the non-core health plans, 2) a $2.0 million charge for litigation substantially related to the Company's former Illinois health plan and 3) a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated provider arrangements. For the year ended December 31, 1998, the Company applied against the $12.5 million reserve for loss contracts and divestiture costs approximately $8.3 million of health care costs and $3.7 million of associated maintenance and divestiture costs which exceeded the related premiums.

On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines. The Company's Carolinas health plans will not be providing commercial health care coverage beyond March 1999.

In the fourth quarter of 1997 the Company recorded a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the employment agreement of Eugene L. Froelich, the Company's former Chief Financial Officer.

In March 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims (the "Claims Board")denying the Company any recovery on its claims against the Pennsylvania Department of Public Welfare (the "DPW") in connection with the operation of a Medicaid managed care program from 1986 through 1989 by Penn Health Corporation, a subsidiary of the Company. Accordingly, the Company recorded in the first quarter of 1997 a $6.0 million non-cash litigation charge to fully reserve for the recorded estimate of $5.0 million due the Company from the DPW and related litigation costs. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Claims Board's order and to award the Company damages. DPW filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract. In addition, the Company pursued claims against certain providers who participated in the Medicaid programs for breach of the Company's Reorganization Plan in the United States Bankruptcy Court in California. The Company has reached a settlement with the DPW regarding the Company's claims against the DPW (the "DPW Settlement"). A settlement was also reached by the

 Company of the Company's claims in the Bankruptcy Court against certain providers (the "Provider Settlement"). The DPW Settlement and the Provider Settlement (collectively, the "Global Settlement") provide for the dismissal of the pending litigation against the settling parties and for DPW's payment to the Company of $4.7 million (including approximately $300,000 held in escrow for the Company's benefit), plus accrued interest thereon. The Global Settlement is subject to Bankruptcy Court approval. Under the DPW Settlement the Company will be paid $4.7 million plus accrued interest after the Bankruptcy Court's order approving the settlement becomes final and nonappealable. After making the payment to the Penn Health estate the Company will retain on a net basis $4.3 million plus accrued interest free and clear of all claims. The Company believes that resolution of these matters and the Penn Health Corporation bankruptcy case will not adversely impact the Company's ongoing business and operations. The accounting effect of the approval and implementation of the Global Settlement will be reported in a future accounting period when the Bankruptcy Court's order approving the settlement becomes final and nonappealable.

Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1998 and 1997:

(Amounts in thousands,                                  Three months ended,
except per share data)                     ---------------------------------------------
----------------------                     March 31     June 30     Sept 30     Dec 31
                                           ---------   ---------   ---------   ---------
1998
----
Revenues                                   $ 181,989   $ 187,113   $ 188,612   $ 177,439

Income (loss) from operations (1)             (2,717)    (19,761)        634      (5,689)

Net income (loss)                             (2,717)    (19,761)        634      (5,689)

Net income (loss) per common share:
  Basic                                    $    (.15)  $   (1.10)  $     .04   $    (.32)
  Diluted                                  $    (.15)  $   (1.10)  $     .04   $    (.32)


1997
----

Revenues                                   $ 156,316   $ 165,182   $ 173,532   $ 176,274

Income (loss) from operations (1)                 91       4,229     (17,988)    (11,413)

Net income (loss)                                 91       4,229     (17,988)    (11,413)






Net income (loss) per common share:
  Basic                                    $     .01   $     .24   $   (1.00)  $    (.64)
  Diluted                                  $     .00   $     .23   $   (1.00)  $    (.64)









(1) A $10.0 million charge for loss contracts and divestiture costs and a $6.5 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve were recorded in the second and fourth quarters of 1998, respectively. A $6.0 million litigation charge was recorded in the first quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the
    Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania
    Department of Public Welfare, in connection with the operation of a Medicaid managed care program from 1986 through 1989 by a subsidiary of the Company, and related litigation
    costs.    A $20.0 million charge was recorded in the third quarter of 1997 to increase health care claims reserves for unanticipated health care costs.  A $3.0 million management restructuring charge was recorded in the fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement. (See "Item 7. Management's Discussion and
    Analysis of Financial Condition and Results of Operations" and "Item 8. Financial
    Statements and Supplementary Data - Note 9 to the Company's Consolidated Financial
    Statements").

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

Compliance with Section 16(A) of the Securities Exchange Act of
---------------------------------------------------------------
1934
----

In August 1998, Elwood I. Kleaver, Jr., a director of the Company, purchased approximately 13,000 shares of the Company's Common Stock. Mr. Kleaver was required to report the purchase of these shares to the SEC by filing a "Form 4, Statement of Charges in Beneficial Ownership" no later than September 10, 1998. Mr. Kleaver did not file the required Form 4 until September 28, 1998.

Based upon its review of such reports received by it and written representations of reporting persons, the Company believes that, except for the above mentioned item, its executive officers and directors filed all required reports on a timely basis.

Item 11. Executive Compensation
         ----------------------

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1998, 1997 and 1996, of those persons who were, at December 31, 1998 (i) the chief executive officer, (ii) the other four most highly compensated executive officers of the Company or (iii) would have been among the four most highly compensated executive officers of the Company had they held such title at December 31, 1998 (collectively the "Named Officers"):

                        Summary Compensation Table

                                                                                 Long-Term
                                            Annual Compensation                 Compensation
                                    ----------------------------------     ----------------------
                                                                           Stock
                                              Reorganization               Options
                                                  Plan                     Awards        All Other
Name and Principal Position  Year    Salary     Bonus(1)      Bonus(2)      (#)        Compensation(3)
---------------------------  ----   --------  --------------  --------    --------     ---------------
Peter J. Ratican             1998   $500,000                               70,000        $4,800
Chairman of the Board        1997   $500,000     $71,993                   70,000        $4,800
of Directors, Chief          1996   $481,250                  $146,872     70,000        $4,500
Executive officer and
President

Eugene L. Froelich (4)
Executive Vice President     1997   $400,000     $71,993                   70,000        $4,800
Finance and Administration,  1996   $381,250                  $146,872     70,000        $4,500
Chief Financial Officer
and Director

Richard A. Link (5)          1998   $275,000                              145,000        $4,800
Executive Vice President -   1997   $220,000                                             $4,800
Finance and Administration,  1996   $215,000                               10,000        $4,500
Chief Financial Officer

Randall S. Anderson          1998   $198,500                               20,000        $4,800
Senior Vice President-       1997   $190,000                                             $4,800
Plan Operations Support      1996   $180,000                               10,000        $4,500

Alan D. Bloom                1998   $225,000                               17,500        $4,800
Senior Vice President,       1997   $218,000                                             $4,800
Secretary and General        1996   $213,000                                5,000        $4,500
Counsel

Warren D. Foon               1998   $190,000                               45,000        $4,800
Vice President, General      1997   $185,000                                             $4,800
Manager - Maxicare           1996   $175,000                               15,000        $4,500





California

(1)  These amounts are bonuses payable pursuant to the Reorganization Plan and were paid from funds held by the Disbursing Agent in a segregated account and were not paid out of the Company's available cash.

(2)  These amounts include $146,872 paid in February 1997 pursuant to employment agreements entered into by the Company with Peter J. Ratican and Eugene L. Froelich.  The employment agreements provide for the payment of a bonus to Mr. Ratican and Mr. Froelich based upon the Company's annual pre-tax earnings before extraordinary items.

(3)  These amounts include contributions made by the Company on behalf of the Named Officer under the Company's 401(k) Savings Incentive Plan.







(4)  Mr. Froelich's employment as Executive Vice President - Finance and Administration and Chief
     Financial Officer of the Company was terminated on December 11, 1997.  Mr. Froelich resigned as a director of the Company effective January 30, 1998.  On January 30, 1998 the Company made a payment of $2,200,000 to Mr. Froelich in settlement of certain obligations pursuant to Mr.
     Froelich's employment agreement.

(5)  Mr. Link served as Senior Vice President - Accounting and Chief Accounting Officer until
     December 11, 1997 when he was named Executive Vice President - Finance and Administration and
     Chief Financial Officer.


Option Grants
-------------

Shown below is further information on grants of stock options pursuant to the Senior Executives Plan, the 1990 Plan and the 1995 Plan during the year ended December 31, 1998, to the Named Officers which are reflected in the Summary Compensation Table.


                         Number of    Percentage of                                      Potential Realizable
                         Securities   Total Options                                        Value at Assumed
                         Underlying    Granted to     Exercise or                        Annual Rates of Stock
                          Options     Employees in    Base Price        Expiration        Price Appreciation
       Name               Granted     Fiscal 1998     ($/share)(1)         Date           for Option Term (2)
-------------------      -----------  -------------   ------------     -------------     ---------------------
                                                                                            5%          10%
                                                                                         --------   ----------
Peter J. Ratican           70,000 (3)     9.56%         $10.88         Jan. 1, 2008      $478,966   $1,213,974

Richard A. Link            75,000        10.24%         $11.25         Jan. 6, 2008      $530,630   $1,344,720
                           70,000         9.56%         $ 5.00         Nov. 9, 2008      $220,113   $  557,810

Randall S. Anderson        10,000         1.37%         $11.25         Jan. 6, 2008      $ 70,751   $  179,296
                           10,000         1.37%         $ 5.00         Nov. 9, 2008      $ 31,445   $   79,687

Alan D. Bloom               7,500         1.02%         $11.25         Jan. 6, 2008      $ 53,063   $  134,472
                           10,000         1.37%         $ 5.00         Nov. 9, 2008      $ 31,445   $   79,687

Warren D. Foon             15,000         2.05%         $11.25         Jan. 6, 2008      $106,126   $  268,944
                           30,000         4.10%         $ 5.00         Nov. 9, 2008      $ 94,334   $  239,061



(1)  The option exercise price is subject to adjustment in the event of a stock split or dividend, recapitalization or certain other events.

(2)  The actual value, if any, the Named Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by the Named Officer will be at or near the value estimated.  This amount is net of the option exercise price.

(3)  Options were automatically granted under the Senior Executives Plan as of January 1, 1998 and vest upon date of grant.

Option Exercises and Fiscal Year-End Values
-------------------------------------------

No stock options were exercised by Named Officers in 1998. Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1998 and prior years under employment agreements, the 1990 Plan, the 1995 Plan and the Senior Executives Plan to the Named Officers and held by them at December 31, 1998.


                         Number of Unexercised         Value of Unexercised
                           Options Held At            In-the-Money Options At
                          December 31, 1998            December 31, 1998 (1)
                       -------------------------     -------------------------
      Name             Exercisable Unexercisable     Exercisable Unexercisable
-------------------    ----------- -------------     ----------- -------------
Peter J. Ratican         487,778         0           $    0      $     0
Richard A. Link           71,666      148,334        $    0      $  26,250
Randall S. Anderson       31,666       23,334        $    0      $   3,750
Alan D. Bloom              5,833       19,167        $    0      $   3,750
Warren D. Foon            50,000       50,000        $    0      $  11,250


(1) Based on the closing price on the NASDAQ-NMS on that date ($5.375), net of the option exercise price.

Employment Agreements
---------------------

The Company entered into a new five-year employment agreement with Peter J. Ratican (the "Executive") as of April 1, 1996, and as amended on February 11, 1997 (the "Ratican Employment Agreement").
The Ratican Employment Agreement superseded a five-year employment agreement entered into with Executive as of January 1, 1992, and as amended on February 27, 1995. The Ratican Employment Agreement provides for an annual base compensation of $500,000 for Executive, subject to increases and bonuses, as may be determined by the Board based on annual reviews.

The Ratican Employment Agreement provides that upon the termination of Executive by (i) the Company for reasons other than death, incapacity, or "Cause" or (ii) voluntary termination for "Good
Reason"  ( (i) and (ii) collectively defined as "Without Cause"),
Executive will be entitled to receive (a) a payment equal to the balance of the Executive's annual base salary which would have been paid over the remainder of the term of the Ratican Employment
Agreement; (b) an additional one year's annual base salary; (c) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the Ratican


 Employment Agreement; (d) immediate vesting of all stock options;





and (e) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. "Cause" is defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction of a felony or of a crime involving moral turpitude, dishonesty or theft. "Good Reason" is defined as the voluntary termination by Executive, as a result of the occurrence, without Executive's express written consent, of a substantial, material and adverse change in conditions of employment imposed by the Company; including but not limited to:
(a) the assignment by the Company of any duties materially inconsistent with, or the diminution of, Executive's positions, titles, offices, duties and responsibilities with the Company, or any removal or any failure to re-elect Executive to, any titles, offices or positions held by Executive hereunder, including membership on the Board; or (b) a reduction by the Company in Executive's base salary or any other compensation or benefit provided for herein; provided, however, that the occurrence of any of the foregoing shall not constitute "Good Reason" to the extent that such occurrence is part of a change in benefits, compensation, policies or practices that affect substantially all of the employees of the Company; or (c) a change or relocation of Executive's place of employment, without his written consent, other than within thirty (30) miles of such location; or (d) the failure of the Company to obtain the explicit assumption in writing of its obligation under the Ratican Employment Agreement by any successor entity.

In the event of a "Change of Control" of the Company, Executive may elect to terminate the Ratican Employment Agreement within 120 days after such "Change of Control" (the "Change of Control Period") in which case the Executive will be entitled to receive a payment equal to 2.99 times Executive's average annualized compensation from all sources from and relating to the Company, which is includable in Executive's gross income (including the value of unexercised options) for the most recent five taxable years ending with and including the calendar year in which the "Change of Control" occurs, (the "Change of Control Payment").

Under the Ratican Employment Agreement, a "Change of Control" is defined as: (i) any transaction or occurence which results in the Company ceasing to be publically owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than 40% of the combined voting power of the Company's outstanding securities; (iii) "Continuing Directors", defined as directors as of April 1, 1996 or any subsequent director nominated by a vote of a majority of the Continuing Directors then in office, ceasing to be a majority of the Board; (iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than 60% of the equity; or (v) the sale or transfer of all or substantially all of the Company's assets. In the event of death or incapacity, the Executive or his estate shall receive the equivalent of 90 days base salary and, in the case of incapacity, the continuation of health and disability benefits. The Ratican Employment Agreement also provides that in the event Executive does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing Ratican Employment Agreement before the expiration of such Ratican Employment Agreement, Executive will be entitled to receive a payment equal to one year's base salary under the terminating agreement. Under the Ratican Employment Agreement, Executive is entitled to receive an annual performance bonus, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million. The annual performance bonus may not exceed $2,000,000 for any year and shall be in an amount equal to 2% of the pre-tax earnings in excess of $10 million, 2 1/2% of pre-tax earnings in excess of $15 million and 3% of pre-tax earnings in excess of $20 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock (a "Sale"), Executive will be entitled to a sale bonus which is based on a percentage of the excess sale value of the Company over an initial value of $147 million in an amount equal to 1% of the sale value in excess of $147 million, 1 1/2% of the sale value in excess of $197 million, 2% of the sale value in excess of $247 million and 2 1/2% of the sale value in excess of $347 million (the "Sale Bonus"). Executive shall be entitled to a Sale Bonus if a Sale occurs during the term of the Ratican Employment Agreement or thereafter if a definitive agreement with respect to a Sale, which is consummated, is entered into within 90 days after the termination of the Ratican Employment Agreement Without Cause.

Effective March 28, 1998, the Board approved an amendment to the Ratican Employment Agreement to clarify that the Change of Control Payment in the Ratican Employment Agreement would also be payable if Executive was terminated Without Cause, died or became disabled during the 120 day period within which he is able to voluntarily terminate the Ratican Employment Agreement after a Change of Control. This amendment does not affect the amount payable under the Ratican Employment Agreement in connection with a Change of Control Payment. The purpose of this amendment was to ensure that Executive would not feel that he would be required to terminate the

 Ratican Employment Agreement immediately upon a Change of Control for fear of losing his rights. The Ratican Employment Agreement was also amended to revise the Sale Bonus provision to provide that after a Change of Control a Sale Bonus would be payable in the event a Sale occurs: (i) within one year if Executive terminates voluntarily or (ii) through the end of the Ratican Employment Agreement if it is terminated Without Cause. The amount of the Sale Bonus payable to Executive under the Ratican Employment Agreement was not amended. The purpose of this amendment was to reflect Executive's contribution to increasing the value of the Company during his tenure as Chief Executive Officer and President by extending the time period in which the Sale Bonus is to be payable to Executive. In addition, Executive would be entitled to a Sale Bonus if after a Change of Control a definitive agreement with respect to a Sale, which is consummated, is entered into (a) within one year if Executive elects to terminate the Ratican Employment Agreement as a result of the Change of Control or the Ratican Employment Agreement terminates during the Change of Control Period as a result of Executive's death or incapacity or (b) on or before March 31, 2001 if the Ratican Employment Agreement is terminated Without Cause after a Change of Control.

If any payment under the Ratican Employment Agreement, either alone or together with other amounts which Executive has the right to receive from the Company, (the "Affected Payment) would constitute an "excess parachute payment" (as defined in the Internal Revenue
Code), then Executive shall be entitled to receive an additional cash payment (the "Additional Payment") which, when added to the Affected Payment provides a net benefit to the Executive, after payment of the excise tax imposed by Section 4999 of the Internal Revenue Code and penalties and interest thereon, and payment of any federal, state and local income taxes and penalties and interest thereon attributable to such Additional Payment, equal to the Affected Payment before such Additional Payment.

On December 11, 1997 the employment of Eugene L. Froelich as Executive Vice President - Finance and Administration and Chief Financial Officer was terminated. The Company entered into a new five-year employment agreement with Mr. Froelich as of April 1, 1996, and as amended on February 11, 1997 (the "Froelich Employment Agreement"). The Froelich Employment Agreement superseded a five-year employment agreement entered into with Mr. Froelich as of January 1, 1992, and as amended on February 27, 1995. The Froelich Employment Agreement provided for an annual base compensation of $400,000, subject to increases and bonuses, as may be determined by the Board based on annual reviews. Effective January 30, 1998 the Company and Mr. Froelich entered into an agreement (the "Release") which settled various obligations of the Froelich Employment Agreement. Pursuant to the Release the Company made on January 30,

 1998 a settlement payment to Mr. Froelich of $2.2 million in satisfaction of various provisions of the Froelich Employment Agreement, including (i) the payment of his base salary through the remainder of the term, (ii) the payment of an additional one year's annual base salary, (iii) the settlement of any performance bonus which would otherwise be payable over the remainder of the term, and (iv) the settlement of the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. In addition, pursuant to the terms of the Froelich Employment Agreement, Mr. Froelich received the full vesting of all 65,000 shares of Restricted Stock effective December 11, 1997 and in connection therewith Mr. Froelich delivered to the Company 32,728 shares to pay withholding taxes whereupon the Company delivered the remaining 32,272 shares to Mr. Froelich. The Company remains obligated for all benefits due or which may become due Mr. Froelich pursuant to the terms of the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan; however, the parties clarified these obligations pursuant to the Release. On January 30, 1998 Mr. Froelich resigned from the Board.

On December 11, 1997 Richard A. Link was named Executive Vice President - Finance and Administration and Chief Financial Officer of the Company. As of January 1, 1995, the Company entered into an employment agreement effective through December 31, 1997 with Mr. Link. The contract provided for a minimum base salary of $205,000 subject to increases and bonuses, as may be determined from time to
time by the Chief Executive Officer of the Company.   As of
December 11, 1997, the Company terminated the prior agreement and entered into a three-year employment agreement with Mr. Link which provides for an annual base salary of $275,000, subject to increases and bonuses as may be determined from time to time by the Company's Chief Executive Officer (the "Link Employment Agreement"). The Link Employment Agreement further provides that upon the termination of Mr. Link by the Company without cause or the voluntary termination of employment by Mr. Link for certain reasons as set forth in the Link Employment Agreement Mr. Link will be entitled to receive (i) a payment equal to the balance of his annual base salary which would have been paid over the remainder of the term of the Link Employment Agreement; (ii) an additional one year's annual base salary; (iii) immediate vesting of all stock options; and (iv) the continuation of the right to participate in any profit sharing, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through December 11, 2000. Cause is defined as: (i) the continued failure or refusal to substantially perform duties pursuant to the terms of the Link Employment Agreement; (ii) the engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction of a felony or of a crime involving moral turpitude. In the event of a "Change of Control" of the Company, Mr. Link may elect to terminate the Link Employment Agreement within 120 days after such Change in Control in which case he will be entitled to receive a payment equal to 2.99 times his annualized compensation, as defined. In the event of death or incapacity, Mr. Link, or his estate, shall receive the equivalent of 90 days base salary and in the case of incapacity, the continuation of health and life insurance benefits. The Link Employment Agreement also provides that in the event Mr. Link does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing employment agreement, Mr. Link will be entitled to receive a payment equal to one year's base salary under the terminating agreement.

In connection with its approval of the Settlement Agreement, the Board on May 8, 1998 amended the Ratican Employment Agreement and the Link Employment Agreement to clarify that although the New Directors were elected to the Board by a majority of the "Continuing Directors" as such term is defined in such employment agreements, they would not be considered "Continuing Directors" for the purposes of determining whether a "Change of Control" had occurred under such employment agreements.

Assuming a "Change of Control" had occurred on December 31,1998 and termination of employment on such date by Messrs. Ratican and Link and utilizing the Common Stock's closing price of $5.375 on such date then under their respective employment agreements discussed above, the Company estimates that Messrs. Ratican and Link would be entitled to receive approximately $3,469,000 and $862,000, respectively. Such amount for Mr. Ratican could be substantially increased if any Sale Bonus becomes due under the terms of the Ratican Employment Agreement during the year in which a Change of Control occurs. Any such Sale Bonus would be included in calculating his annualized compensation following a "Change of Control."

As of January 1, 1998, the Company entered into an employment agreement with Alan D. Bloom for a one year term which provided for an annual base salary of $225,000. On December 1, 1998, the Company entered into a new employment agreement with Mr. Bloom with a term through December 31, 1999 which provides for an annual base salary of $225,000 through December 31, 1998 and $230,000 from January 1, 1999 through December 31, 1999, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company.

As of January 1, 1998, the Company entered into an employment agreement with Warren D. Foon for a two year term which provided for an annual base salary of $190,000.  On December 1, 1998, the





Company entered into a new employment agreement with Mr. Foon with a term through December 31, 2001 which provides for an annual base salary of $190,000 through December 31, 1998 and $200,000 from January 1, 1999 through December 31, 1999, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company.

Pursuant to these respective agreements, in the event that either Mr. Bloom or Mr. Foon is terminated without cause as set forth in the agreements, he will be entitled to receive (a) the greater of his base salary through the expiration date of the agreement or six months base salary and (b) health, dental, disability and life insurance benefits he was receiving prior to such termination.

As of January 1, 1998, the Company entered into an employment agreement with Randall S. Anderson for a two year term which provided for an annual base salary of $198,500, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. Dr. Anderson's employment with the Company terminated effective March 12, 1999.

Supplemental Executive Retirement Plan
--------------------------------------

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP), an unfunded retirement plan which covers key executives of the Company as designated by the Board (the "Participants"). As of December 31, 1998 there were nine participants in the SERP of which seven were employed by the Company as of that date. All of the Named Officers of the Company are designated Participants. The SERP provides for a retirement benefit equal to 25% of the Participant's average compensation (the average of the Participant's base salary and annual bonus for the final three years of service) to be reduced by 1/15th for each year of service by which the Participant's years of service are less than 15 years. The retirement benefit fully vests upon the Participant reaching the age of 55 or upon a "Change of Control" if the Participant's employment with the Company is terminated within two years after the "Change of Control". On March 28, 1998 the SERP was amended to provide for full vesting to Participants who elect to terminate their employment with the Company pursuant to a "Change of Control" clause in their
employment agreement.   The normal retirement benefit is payable at
age 65; however, the Participant may elect to receive an early retirement benefit whereupon, such benefit will be reduced by 1/240th for each month by which the distribution precedes the normal retirement date. In addition, the SERP provides for a pre-retirement death benefit equal to 200% of the Participant's average compensation.

Compensation of Directors
-------------------------

During 1998, non-employee directors of the Company (the "Outside Directors") received compensation for their services as directors. These members were Claude S. Brinegar, Florence F. Courtright, Robert M. Davies, Paul R. Dupee, Jr., Thomas W. Field, Jr., Elwood
I. Kleaver, Jr., Charles E. Lewis and Alan S. Manne. During 1998, Mr. Brinegar earned $39,750; Ms. Courtright earned $36,750; Mr. Davies earned $30,500; Mr. Dupee earned $29,750; Mr. Field earned $40,500; Mr. Kleaver earned $31,250; Mr. Lewis earned $39,000; and Mr. Manne earned $35,250. During 1999, the Outside Directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting. In addition, directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

The Outside Directors have received options to purchase shares of Common Stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1998 held by the Outside Directors, the date of grant and the exercise price of such options:

                         # of                       Exercise Price
      Director          Options    Date of Grant      Per Share
---------------------   -------  -----------------  --------------
Claude S. Brinegar        5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25
                          5,000  January 2, 1998       $10.88

Florence F. Courtright    5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25
                          5,000  January 2, 1998       $10.88

Thomas W. Field           5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25
                          5,000  January 2, 1998       $10.88

Charles E. Lewis          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25
                          5,000  January 2, 1998       $10.88

Alan S. Manne             5,000  January 28, 1994      $12.63
                          5,000  July 26, 1996         $14.75
                          5,000  January 2, 1997       $22.25
                          5,000  January 2, 1998       $10.88

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Peter J. Ratican, the Company's President and Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1998. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board as a whole determines Mr. Ratican's total compensation package.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of December 31, 1998 by each director, by the Company's Chief Executive Officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.

                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------

Heartland Advisors, Inc. (4)             3,549,700       19.8%
  790 North Milwaukee Street
  Milwaukee, Wisconsin  53202

Snyder Capital Management, L.P. (5)      2,653,700       14.8%
  Snyder Capital Management, Inc.
  350 California Street, Suite 1460
  San Francisco, Ca  94104

Franklin Resources, Inc.,                1,768,779        9.9%
Charles B. Johnson and
Rupert H. Johnson, Jr.  (6)
  777 Mariners Island Boulevard
  San Mateo, California  94404 and
Franklin Mutual Advisers, Inc.  (6)
  51 John F. Kennedy Parkway
  Short Hills, New Jersey  07078

Bear, Stearns & Co. Inc. (7)             1,708,669        9.5%
  245 Park Avenue
  New York, New York 10167

Paul R. Dupee, Jr. (8)                     657,000        3.7%
  10 Wilton Row
  London SWIX 7NR
  England

                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------

Peter J. Ratican (9)                       638,078        3.5%
  1149 South Broadway Street
  Los Angeles, California  90015

Richard A. Link (10)                        96,692        *
  1149 South Broadway Street
  Los Angeles, California  90015

Warren D. Foon (11)                         55,031        *
  1149 South Broadway Street
  Los Angeles, California 90015

Randall D. Anderson (12)                    35,024        *
  1149 South Broadway Street
  Los Angeles, Ca  90015

Thomas W. Field, Jr. (13)                   25,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Elwood I. Kleaver, Jr.                      22,839        *
  4670 Somerset Court
  Brookfield, Wisconsin  53045

Alan S. Manne (14)                          20,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Claude S. Brinegar (13)                     19,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

Charles E. Lewis (13)                       15,018        *
  1149 South Broadway Street
  Los Angeles, California  90015

Florence F. Courtright (13)                 15,000        *
  1149 South Broadway Street
  Los Angeles, California  90015

                                           Amount and Nature of
                                         Beneficial Ownership(1)
                                         -----------------------
                                                      Percentage
                                          Common      of Common
Name and Address of Person or Group       Stock(2)     Stock(3)
-----------------------------------      ---------    ----------

Alan D. Bloom (15)                           8,744        *
  1149 South Broadway Street
  Los Angeles, California  90015

Robert M. Davies                              -0-         *
  c/o Menai Group LLC
  100 First Stamford Place, 6th Floor
  Stamford, Connecticut  06902

All Directors and Executive Officers
  as a Group (16 persons) (16)           1,719,449       9.1%


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

(3) Assumes 17,925,381 shares of Common Stock outstanding, and, with respect to each listed beneficial owner, the exercise or conversion of any option or right held by each such owner exercisable or convertible within 60 days.

(4) Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. All shares are held in various investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the class. These beneficial owners have sole voting power with respect to 2,387,400 shares and sole dispositive power with respect to 3,549,700 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by Heartland Advisors, Inc. is based upon a Schedule 13G filed by Heartland Advisors, Inc. with the SEC on January 28, 1999.

(5) Snyder Capital Management, L.P. ("SCMLP") is an investment adviser registered under Section 203 of the Investment
     Advisers Act of 1940.  Snyder Capital Management, Inc.
     ("SCMI") is the sole general partner of SCMLP. Both SCMLP and SCMI are wholly owned by Nvest Companies, L.P. ("Nvest
     Companies"), a limited partnership affiliated with Nvest,

 L.P., a publicly traded limited partnership. The general partner of Nvest, L.P. and the managing general partner of Nvest Companies is an indirect, wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). As of June 30, 1998, MetLife beneficially owned all of the general partner interests in Nvest Companies and Nvest, L.P. and, in the aggregate, general partner and limited partner interests of Nvest Companies and Nvest, L.P. representing approximately 47% of the economic interests in the business of Nvest Companies. SCMI and Nvest Companies operate under an understanding that all investment and voting decisions regarding advisory accounts managed by SCMLP are to be made by SCMI and SCMLP and not by Nvest Companies or any entity controlling Nvest Companies. Accordingly, SCMI and SCMLP do not consider Nvest Companies or any entity controlling Nvest Companies to have any direct or indirect control over the securities held in managed accounts. These filers have sole voting power with respect to 125,000 of these shares, shared voting power with respect to 2,389,300 of these shares, sole dispositive power with respect to 125,000 of these shares and shared dispositive power with respect to 2,528,700 of these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by these filers is based upon a Schedule 13G/A filed by these filers with the SEC on February 4, 1999.

(6) These shares are beneficially owned by one or more open-end investment companies or other managed accounts which, pursuant to advisory contracts, are advised by Franklin Mutual Advisers, Inc. ("FMAI") a wholly owned investment advisory subsidiary of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to FMAI all voting and investment power over the securities owned by such advisory clients. Therefore, FMAI may be deemed to be, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, the beneficial owner of these shares.

     Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding Common Stock of FRI and are the principal shareholders of FRI. However, FMAI exercises voting and investment powers on behalf of its advisory clients independently of FRI, the Principal Shareholders, and their respective affiliates. Consequently, beneficial ownership of the securities being reported by FMAI is not attributed to FRI, the Principal Shareholders, and their respective affiliates other than FMAI. FMAI disclaims any economic interest or beneficial ownership in any of these shares.

     These beneficial owners have sole voting power and sole dispositive power with respect to 1,768,779 shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by FRI, the Principal Shareholders and FMAI is based upon a Schedule 13G filed with the SEC by FRI, the Principal Shareholders and FMAI on January 29, 1999.

(7) Bear, Stearns & Co. Inc. ("Bear Stearns") is a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934. Bear Stearns has sole voting and dispositive power over these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by Bear Stearns is based upon a Schedule 13G filed with the SEC by Bear Stearns on February 12, 1999.

(8) The above information presented with regard to the beneficial ownership of Common Stock by Mr. Dupee is based upon a
     Schedule 13D filed with the SEC on December 7, 1998.

(9) Includes 487,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(10) Includes 96,666 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(11) Includes 55,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(12) Includes 34,999 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(13) Includes 15,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(14) Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(15) Includes 8,333 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(16) Includes 874,408 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich (the "Senior Executives" and individually the "Senior Executive") whereby the Company loaned to each Senior Executive $2,229,028 in connection with the exercise of certain stock options granted to the Senior Executives on February 25, 1992 (see "Item 8. Financial Statements and Supplementary Data - Note 6 to the Company's Consolidated Financial Statements"). The loans are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 and for all of 1997 was 6.25%, the interest rate in effect for 1998 was 6.44% and the interest in effect for 1999 is 5.60%. As of December 31, 1998, each Senior Executive owed principal of $2,229,028 and accrued interest of approximately $279,000. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Senior Executive sells any shares of the Company's Common Stock serving as security under the loan agreement, then Senior Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest owed by such Senior Executive as of such date.

Effective July 30, 1998, Peter J. Ratican (the "Borrower") entered into a Promissory Note with the Company, whereby the Borrower promised to pay the Company the sum of $143,118 without interest (the "Principal Balance"). The Principal Balance is payable out of
1) any payments due Borrower pursuant to selected provisions of the Ratican Employment Agreement or 2) any other cash bonuses or cash awards granted to the Borrower by the Company whether discretionary or pursuant to any plan after the effective date of the Promissory Note. The remaining unpaid and outstanding Principal Amount, if any, shall be fully due and payable on March 31, 2001.

Item 14. Exhibits, Financial Statement Schedules, and
         --------------------------------------------
         Reports on Form 8-K
         -------------------

(a) 1. Financial Statements
         The following consolidated financial statements of Maxicare Health Plans, Inc. are included in this report in response to Item 8.

         Report of Independent Auditors - Ernst & Young LLP

         Consolidated Balance Sheets - At December 31, 1998
           and 1997
         Consolidated Statements of Operations - Years ended
           December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows - Years ended
           December 31, 1998, 1997 and 1996
         Consolidated Statements of Changes in Shareholders'
           Equity - Years ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant
         - Condensed Balance Sheets at December 31, 1998 and 1997, Condensed Statements of Operations and Condensed
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, Notes to Condensed Financial
         Information of Registrant

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) 1. Reports on Form 8-K

       None.

(c) 1. Exhibits

 2.1 Joint Plan of Reorganization dated May 14, 1990, as modified on May 24, 1990 and July 12, 1990 (without schedules) *

 2.2 Order Confirming Joint Plan of Reorganization dated May 14, 1990, as Modified, entered on August 31, 1990 (without exhibits or schedules) *

 2.3 Amendment to Order Confirming Joint Plan of Reorganization dated May 14, 1990, as Modified, entered on August 31,1990 *

 2.4 Stipulation and Order Re Conditions to Effectiveness of the Plan, entered on December 3, 1990 *

 2.5 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived, filed on December 4, 1990 *

 2.6 Agreement and Plan of Merger of Maxicare Health Plans, Inc. and HealthCare USA Inc., dated as of December 5, 1990
       (without exhibits or schedules) *

 3.1 Charter of Maxicare Health Plans, Inc., a Delaware corporation *

 3.3   Amendment to Charter of Maxicare Health Plans, Inc., a
       Delaware corporation @

 3.4 Amended Bylaws of Maxicare Health Plans, Inc., a Delaware corporation @@@

 3.4a  Amendment No. 1 to Amended and Restated Bylaws of Maxicare
       Health Plans, Inc. @@@@@@@

 3.4b By law Amendment approved at Annual Meeting of Shareholders held on July 30, 1998 ######

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





USA Inc.) filed with the Office of the Secretary of State of Delaware on December 5, 1990, Certificate of Correction filed with the Office of the Secretary of State of Delaware on May 17, 1991, Certificate of Ownership and Merger Merging HealthAmerica Corporation into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 22, 1991, Certificate of Amendment of Restated Certificate of Incorporation of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on March 9, 1992, Certificate of Ownership and Merger Merging HCS Computer, Inc. into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on November 6, 1992, and Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on February 27, 1998, Certificate of Amendment of Certificate of Incorporation of Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on July 30, 1998 ######

 4.1   Form of Certificate of New Common Stock of Maxicare Health
       Plans, Inc. *

 4.2   Form of Certificate of Warrant of Maxicare Health Plans,
       Inc. *

 4.4 Warrant Agreement by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, dated as of
       December 5, 1990 *

 4.5   Stock Transfer Agent Agreement by and between Maxicare
       Health Plans, Inc., and American Stock Transfer & Trust
       Company, dated as of December 5, 1990 *

 4.6 Registration Undertaking by Maxicare Health Plans, Inc., dated as of December 5, 1990 *

 4.8 Portions of Charter of Maxicare Health Plans, Inc., relating to the rights of holders of the New Common Stock, the Warrants, or the New Senior Notes *

 4.9 Portions of Bylaws of Maxicare Health Plans, Inc., relating to the rights of holders of the New Common Stock, the Warrants, or the New Senior Notes *

 4.10  Series A Cumulative Convertible Preferred Stock Purchase
       Agreement dated as of December 17, 1991 **

 4.11  Series A Cumulative Convertible Preferred Stock Purchase
       Agreement dated as of January 31, 1992 **

 4.12  Form of Certificate of Preferred Stock of Maxicare Health
       Plans, Inc. @

 4.13 Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement ^^^

4.13a  First Amendment to Rights Agreement of Maxicare Health
       Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of
       October 9, 1998 ######

10.1   Management Incentive Program *

10.2   Incentive Compensation Agreement *

10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992 @

10.3c  Amendment No. 1 to the Employment and Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and
       Peter J. Ratican, dated as of January 1, 1992 @@@@

10.3d  Amended and Restated Employment and Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and
       Peter J. Ratican, dated as of April 1, 1996 ###

10.3e  Loan Agreement by and between Maxicare Health Plans, Inc.
       and Peter J. Ratican entered into as of February 18, 1997
       @@@@@@

10.3f  Secured Promissory Note executed by Peter J. Ratican as of
       February 18, 1997 @@@@@@

10.3g Pledge Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican entered into as of February 18, 1997
       @@@@@@

10.3h  Amendment No. 1 to the Amended and Restated Employment and
       Indemnification Agreement by and between Maxicare Health
       Plans, Inc. and Peter J. Ratican @@@@@@

10.3i  Amendment No. 2 to the Amended and Restated Employment and
       Indemnification Agreement by and between Maxicare Health
       Plans, Inc. and Peter J. Ratican, dated as of March 28, 1998
       #####

10.3j  Amendment No. 3 to the Amended and and Restated Employment
       and Indemnification Agreement by and between Maxicare Health Plans Inc. and Peter J. Ratican, dated as of May 8, 1998
       #####

10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated
       January 1, 1992 @

10.4c  Amendment No. 1 to the Employment and Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and
       Eugene L. Froelich, dated January 1, 1992 @@@@

10.4d  Amended and Restated Employment and Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and
       Eugene L. Froelich, dated as of April 1, 1996 ###

10.4e  Loan Agreement by and between Maxicare Health Plans, Inc.
       and Eugene L. Froelich entered into as of February 18, 1997
       @@@@@@

10.4f Secured Promissory Note executed by Eugene L. Froelich as of February 18, 1997 @@@@@

10.4g Pledge Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich entered into as of February 18, 1997 @@@@@@

10.4h  Amendment No. 1 to the Amended and Restated Employment and
       Indemnification Agreement by and between Maxicare Health
       Plans, Inc. and Eugene L. Froelich @@@@@@

10.4i Release by Eugene L. Froelich delivered to and for the benefit of Maxicare Health Plans, Inc. and entered into as of January 22, 1999

10.7f Employment Indemnification Agreement by and before Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 1, 1998

10.8e Employment and Indemnification Agreement by and between Maxicare Health Plan, Inc. and Alan D. Bloom, dated as of
       January 1, 1998 @@@@@@@

10.8f Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of
       December 1,1998

10.9e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 11, 1997 @@@@@@@

10.9f  Amendment No. 1 to the Employment and Indemnification
       Agreement by and between Maxicare Health Plans, Inc. and
       Richard A. Link, dated as of May 8, 1998 #####

10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of January 1, 1995 @@@@

10.14 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of December 5, 1990 *

10.14a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of December 5, 1990 ###

10.15 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990 *

10.15a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of December 5, 1990 ###

10.18  Form of Stock Option Agreement by and between Maxicare
       Health Plans, Inc. and Vicki F. Perry, dated as of December
       5, 1990 *

10.20 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 5, 1990 *

10.28  Form of Distribution Trust Agreement *

10.30  Maxicare Health Plans, Inc. 401(k) Plan *

10.42 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992 @

10.42a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992 ###

10.42b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of February 25, 1992 @@@@@@

10.43 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992 @

10.43a Amendment No. 1 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992 ###

10.43b Amendment No. 2 to the Stock Option Agreement by and between
       Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of February 25, 1992 @@@@@@

10.44  Amended Maxicare Health Plans, Inc. 1990 Stock Option Plan @

10.68  Lease by and between Maxicare Health Plans, Inc. and
       Transamerica Occidental Life Insurance Company, dated as of
       June 1, 1994 #

10.69 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan S. Manne, dated as of January 28, 1994 @@@@

10.70 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Alan D. Bloom, dated as of December 8, 1994 @@@@

10.71 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of December 8, 1994
       @@@@

10.72 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 8, 1994 @@@@

10.75 Stock Option Agreement by and between Maxicare Health Plans, Inc. and Vicki F. Perry, dated as of December 8, 1994 @@@@

10.76  Restricted Stock Grant Agreement by and between Maxicare
       Health Plans, Inc. and Peter J. Ratican, dated as of
       February 27, 1995 @@@@

10.77  Restricted Stock Grant Agreement by and between Maxicare
       Health Plans, Inc. and Eugene L. Froelich, dated as of
       February 27, 1995 @@@@

10.78  Maxicare Health Plans, Inc. 1995 Stock Option Plan ##

10.78a Amendment Number One to the Maxicare Health Plans, Inc. 1995
       Stock Option Plan @@@@@@

10.79a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1998 @@@@@@@

10.79b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of December 1, 1998

10.80a Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Warren D. Foon, dated as of May 20, 1991 @@@@@

10.80d Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Warren D. Foon, dated as of December 8, 1994 @@@@@

10.81  Form of Stock Option Agreement relating to Exhibit 10.78
       @@@@@

10.82a Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Peter J. Ratican, dated as of April 1, 1996 ###

10.82b Stock Option Agreement by and between Maxicare Health Plans,
       Inc. and Eugene L. Froelich, dated as of April 1, 1996 ###

10.83  Maxicare Health Plans, Inc. Outside Directors 1996 Formula
       Stock Option Plan ####

10.83a Amendment Number One to the Maxicare Health Plans, Inc.
       Outside Directors 1996 Formula Stock Option Plan @@@@@@

10.84  Maxicare Health Plans, Inc. Senior Executives 1996 Stock
       Option Plan ####

10.84a Amendment Number One to the Maxicare Health Plans, Inc.
       Senior Executives 1996 Stock Option Plan @@@@@@

10.85  Letter of Intent for the Transfer of Medi-Cal Members and
       Provision of Services ^

10.85a Health Services Agreement between Maxicare, a California
       Health Plan and Molina Medical Centers ^^

10.86 Employment and Indemnification Agreement by and between Maxicare Health Plans Inc. and Sanford N. Lewis, dated as of January 1, 1998 @@@@@@@

10.86a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc., and Sanford N. Lewis dated as of December 1, 1998.

10.87  Maxicare Health Plans, Inc. Supplemental Executive
       Retirement Program @@@@@@@

10.87a Amendment No.1 to the Maxicare Health Plans, Inc.
       Supplemental Executive Retirement Plan dated as of March 28,
       1998 #####

10.87b Amendment No.2 to the Maxicare Health Plans, Inc.
       Supplemental Executive Rehearsal Plan dated as of May 8,
       1998 #####

10.88 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Randall S. Anderson, dated
       January 1, 1998

10.89 Dupee Group Settlement Agreement by and between American Opportunity Trust, Paul R. Dupee, Jr., J.O. Hambro Capital Management Limited, J.O. Hambro Investment Management, and North Atlantic Smaller Companies Investment Trust and Maxicare Health Plans, Inc., dated as of May 8, 1998, including Exhibit A, "Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting," and Exhibits I and II, form of stipulations dismissing litigation #####

10.89a Form of Voting Agreement including Exhibit A, "Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting." #####

10.90 Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Patricia A. Fitzpatrick dated as of December 1, 1998

21     List of Subsidiaries @@@

23.1   Consent of Independent Auditors - Ernst & Young LLP

27     Financial Data Schedule for the year ended Deember 31, 1998

28.1 Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived ***

28.2   Stipulation and Order Regarding Conditions to
       Effectiveness of Joint Plan of Reorganization ***

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

@@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.

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

####     Incorporated by reference from the Company's Proxy
         Statement for Annual Meeting of Stockholders held on July
         26, 1996.

#####    Incorporated by reference from the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended March
         31, 1998 in which this exhibit bore the same exhibit number

######   Incorporated by reference from the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended
         September 30, 1998 in which this exhibit bore the same exhibit number.

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




    March 30, 1999                      /s/ Peter J. Ratican
       Date                           -----------------------
                                          Peter J. Ratican
                                       Chief Executive Officer



    March 30, 1999                      /s/ Richard A. Link
       Date                           ------------------------
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

   Signatures                      Title                 Date
   ----------                      -----                 ----


/s/ Peter J. Ratican         Chairman and Director   March 30, 1999
--------------------------
    Peter J. Ratican


/s/ Claude S. Brinegar       Director                March 30, 1999
--------------------------
    Claude S. Brinegar


/s/ Florence F. Courtright   Director                March 30, 1999
--------------------------
    Florence F. Courtright


/s/ Robert M. Davies         Director                March 30, 1999
--------------------------
    Robert M. Davies


/s/ Paul R. Dupee, Jr.       Director                March 30, 1999
--------------------------
    Paul R. Dupee, Jr.


/s/ Thomas W. Field, Jr.     Director                March 30, 1999
--------------------------
    Thomas W. Field, Jr.


/s/ Elwood I. Kleaver, Jr.   Director                March 30, 1999
----------------------------
    Elwood I. Kleaver, Jr.


/s/ Charles E. Lewis         Director                March 30, 1999
--------------------------
    Charles E. Lewis


/s/ Alan S. Manne            Director                March 30, 1999
--------------------------
    Alan S. Manne

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   CONDENSED BALANCE SHEETS

                    (Amounts in thousands)



                                                                        December 31,
                                                                       1998      1997
                                                                     --------  --------
CURRENT ASSETS
  Cash and cash equivalents......................................... $  1,544  $  1,750
  Marketable securities - Note 4....................................    1,086    11,690
  Accounts receivable, net..........................................    3,646
  Amounts due from affiliates - Note 2..............................    3,411     2,121
  Deferred tax asset................................................    5,082     6,276
  Other current assets..............................................    1,534     2,526
                                                                     --------  --------
     TOTAL CURRENT ASSETS...........................................   16,303    24,363

PROPERTY AND EQUIPMENT, NET.........................................      800       900
INVESTMENT IN SUBSIDIARIES..........................................   36,460    51,751
DEFERRED TAX ASSET..................................................   13,085    11,785
RESTRICTED INVESTMENTS - Note 4.....................................      500
OTHER LONG-TERM ASSETS..............................................      436       229
                                                                     --------  --------
     TOTAL ASSETS................................................... $ 67,584  $ 89,028
                                                                     ========  ========

CURRENT LIABILITIES
  Estimated claims and other health care costs payable.............. $  5,611  $
  Amounts due to affiliates - Note 2................................      357       332
  Other current liabilities.........................................    8,419     7,638
                                                                     --------  --------
     TOTAL CURRENT LIABILITIES......................................   14,387     7,970

OTHER LONG-TERM LIABILITIES.........................................      241        22
                                                                     --------  --------
     TOTAL LIABILITIES..............................................   14,628     7,992
                                                                     --------  --------

COMMITMENTS AND CONTINGENCIES - Note 3

TOTAL SHAREHOLDERS' EQUITY..........................................   52,956    81,036
                                                                     --------  --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $ 67,584  $ 89,028
                                                                     ========  ========






                See notes to condensed financial information of registrant.

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF OPERATIONS

                    (Amounts in thousands)


                                                                Years ended December 31,
                                                                1998      1997       1996
                                                             ---------  ---------  --------
REVENUES
  Equity in earnings (losses) of subsidiaries............... $ (26,235) $ (25,021) $  1,287
  Service agreement income..................................    11,860     10,865    11,572
  Investment income.........................................       686      2,352     1,709
  Other income..............................................     1,336      1,988     6,728
                                                             ---------  ---------  --------
     TOTAL REVENUES.........................................   (12,353)    (9,816)   21,296
                                                             ---------  ---------  --------
EXPENSES
  Marketing, general and administrative expenses............    17,938     15,126    11,738
  Depreciation and amortization.............................       547        566     1,077
                                                             ---------  ---------  --------
     TOTAL EXPENSES.........................................    18,485     15,692    12,815
                                                             ---------  ---------  --------
INCOME (LOSS) FROM OPERATIONS...............................   (30,838)   (25,508)    8,481

INCOME TAX BENEFIT..........................................     3,305        427    10,944
                                                             ---------  ---------  --------
NET INCOME (LOSS)........................................... $ (27,533) $ (25,081) $ 19,425
                                                             =========  =========  ========







                 See notes to condensed financial information of registrant.

                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

                    (Amounts in thousands)



                                                            Years ended December 31,
                                                           1998       1997       1996
                                                         ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................... $ (27,533) $ (25,081) $ 19,425
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Depreciation and amortization.........................       547        565     1,077
  Benefit from deferred income taxes....................      (106)       (61)   (4,000)
  Loss contracts, divestiture costs, litigation and
     other restructuring charges........................     1,831      3,000
  Amortization of restricted stock......................        58        426       699
  Equity in (earnings) losses of subsidiaries...........    26,235     25,021    (1,287)
  Changes in other assets and liabilities...............    (5,622)       805    (4,297)
                                                         ---------  ---------  --------
Net cash provided (used for) by operating activities....    (4,590)     4,675    11,617
                                                         ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities (purchases)
     of marketable securities, net......................    12,745     12,607    (9,289)
  Capital contributions to subsidiaries, net............   (22,490)   (28,600)  (11,300)
  Dividends received from subsidiaries..................    11,700      2,300    11,250
  Purchases of property and equipment, net..............      (263)      (222)      (24)
  Loans to shareholders.................................               (4,458)
  Cash transferred upon sale of subsidiaries............     3,137
                                                         ---------  ---------  --------
Net cash provided by (used for) investing activities....     4,829    (18,373)   (9,363)
                                                         ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.................      (261)      (350)     (476)
  Stock options exercised...............................       160      3,613     1,417
  Repurchase of restricted stock........................      (344)      (369)
                                                         ---------  ---------  --------
Net cash provided by (used for) financing activities....      (445)     2,894       941
                                                         ---------  ---------  --------
Net increase (decrease) in cash and cash equivalents....      (206)   (10,804)    3,195
Cash and cash equivalents at beginning of year..........     1,750     12,554     9,359
                                                         ---------  ---------  --------
Cash and cash equivalents at end of year................ $   1,544  $   1,750  $ 12,554
                                                         =========  =========  ========
Supplemental disclosures of cash flow information:





  Cash paid during the year for -
    Interest............................................ $      53  $      48  $     93
    Income taxes........................................            $     100  $    347



                  MAXICARE HEALTH PLANS, INC.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

        CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                    (Amounts in thousands)


                                                            Years ended December 31,
                                                           1998        1997      1996
                                                         ---------  ---------  --------
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of
    property and equipment and intangible assets........ $      63  $     102

Disposition of assets and liabilities upon sale of
  subsidiaries:
  Assets transferred to buyer........................... $   3,180
  Liabilities transferred to buyer......................        43



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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

MHP's assets held under capital leases at December 31, 1998 and 1997 of $423,000 and $612,000, respectively, (net of $1,190,000 and
$936,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1998 were as follows:

                                    Operating   Capitalized
                                     Leases       Leases
     (Amounts in thousands)         ---------   -----------
     1999..........................  $1,929        $128
     2000..........................     532          70
     2001..........................     151
                                     ------        ----
     Total minimum
       obligations.................  $2,612         198
                                     ======
     Less current
       obligations.................                 128
     Long-term                                     ----
       obligations.................                $ 70
                                                   ====

NOTE 4 - SALES OF SUBSIDIARIES

In September and October 1998, MHP completed the sale of its

 Wisconsin and Illinois health plans.  Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and claims payable) which related to operations of the health plans prior to October 1, 1998. Accordingly, the Condensed Balance Sheet of MHP as of December 31, 1998 reflects such remaining assets and liabilities retained by MHP under the terms of the respective sales agreements. The operations of these health plans for the year ended December 31, 1998 have been reflected in the caption "Equity in earnings (losses) of subsidiaries" in the Condensed Statement of Operations of MHP for the year ended December 31, 1998. Pursuant to the terms of the Illinois health plan sale agreement, approximately $1.0 million of cash and cash equivalents and marketable securities is held in escrow as of December 31, 1998 for the satisfaction of claims payable obligations retained by MHP. In March 1999, the restricted investment balance of approximately $.5 million (held by the Indiana Department of Insurance with respect to the Illinois health plan) was released and transferred into the escrow account.

                   MAXICARE HEALTH PLANS, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      (Amounts in thousands)

               For the Year Ended December 31, 1998

Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments     $ 6,926                                      $(1,445) (1)   $ 5,481

Other valuation
  accounts
                          -------         -------     -------          -------        -------
                          $ 6,926                                      $(1,445)       $ 5,481
                          =======         =======     =======          =======        =======


(1)  Decrease in allowance, net of retroactive billing adjustment write-offs.



               For the Year Ended December 31, 1997

Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments     $ 5,112                     $ 1,814 (1)                     $ 6,926

Other valuation
  accounts                    330                                      $  (330) (2)
                          -------         -------     -------          -------        -------
                          $ 5,442                     $ 1,814          $  (330)       $ 6,926





                          =======         =======     =======          =======        =======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction to valuation allowance for long-term receivables.


                                     MAXICARE HEALTH PLANS, INC.

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (Amounts in thousands)

                                 For the Year Ended December 31, 1996


Column A                   Column B               Column C              Column D        Column E
--------                  ----------      --------------------------   ----------     -------------
                                                  Additions
                                          --------------------------
                          Balance at      Charged to    Charged to
                          beginning       costs and   other accounts   Deductions      Balance at
Description               of period        expenses    - describe      - describe     end of period
-----------               ----------      ----------  --------------   ----------     -------------
Allowance for
  doubtful accounts
  and retroactive
  billing adjustments     $ 2,941                     $ 2,171 (1)                     $ 5,112

Other valuation
  accounts                  2,004                                      $(1,674) (2)       330
                          -------         -------     -------          -------        -------
                          $ 4,945                     $ 2,171          $(1,674)       $ 5,442
                          =======         =======     =======          =======        =======


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.
(2)  Reduction to valuation allowance for long-term receivables.



                     INDEX TO EXHIBITS



Exhibit                                               Sequential
Number    Description                                 Page Number
-------- --------------------------------------       -----------

 2.1      Joint Plan of Reorganization dated May
          14,1990, as modified on May 24, 1990
          and July 12, 1990 (without schedules) *

 2.2      Order Confirming Joint Plan of
          Reorganization dated May 14, 1990, as
          Modified, entered on August 31, 1990
          (without exhibits or schedules) *

 2.3 Amendment to Order Confirming Joint Plan of Reorganization dated May 14, 1990, as
          Modified, entered on August 31,1990 *

 2.4      Stipulation and Order Re Conditions to
          Effectiveness of the Plan, entered on
          December 3, 1990 *

 2.5      Notice That The Conditions to
          Effectiveness of the Plan Have Been Met
          or Waived, filed on December 4, 1990 *

 2.6      Agreement and Plan of Merger of Maxicare
          Health Plans, Inc. and HealthCare USA
          Inc., dated as of December 5, 1990
          (without exhibits or schedules) *

 3.1      Charter of Maxicare Health Plans, Inc.,
          a Delaware corporation *

 3.3      Amendment to Charter of Maxicare Health
          Plans, Inc., a Delaware corporation @

 3.4      Amended Bylaws of Maxicare Health Plans,
          Inc., a Delaware corporation @@@

 3.4a     Amendment No. 1 to Amended and Restated
          Bylaws of Maxicare Health Plans,
          Inc. @@@@@@@

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

 3.4b     Bylaw Amendment approved at Annual
          Meeting of Shareholders held on July 30,
          1998 ######

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
          Secretary of State of Delaware on February

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          27, 1998, Certificate of Amendment of
          Certificate of Inc. of Maxicare Health
          Plans, Inc. filed with the Office of the Secretary of State of Delaware on July 30,
          1998 ######

 4.1      Form of Certificate of New Common Stock
          of Maxicare Health Plans, Inc. *

 4.2      Form of Certificate of Warrant of
          Maxicare Health Plans, Inc. *

 4.4      Warrant Agreement by and between
          Maxicare Health Plans, Inc. and American
          Stock Transfer & Trust Company, dated
          as of December 5, 1990 *

 4.5      Stock Transfer Agent Agreement by and
          between Maxicare Health Plans, Inc., and
          American Stock Transfer & Trust Company, dated as of December 5, 1990 *

 4.6      Registration Undertaking by Maxicare
          Health Plans, Inc., dated as of December
          5, 1990 *

 4.8      Portions of Charter of Maxicare Health
          Plans, Inc., relating to the rights of
          holders of the New Common Stock, the
          Warrants, or the New Senior Notes *

 4.9      Portions of Bylaws of Maxicare Health
          Plans, Inc., relating to the rights of
          holders of the New Common Stock, the
          Warrants, or the New Senior Notes *

 4.10     Series A Cumulative Convertible
          Preferred Stock Purchase Agreement dated as of December 17, 1991 **

 4.11     Series A Cumulative Convertible
          Preferred Stock Purchase Agreement dated as of January 31, 1992 **

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

 4.12     Form of Certificate of Preferred Stock
          of Maxicare Health Plans, Inc. @

 4.13     Rights Agreement, dated as of  February
          24, 1998, between Maxicare Health Plans,
          Inc. and American Stock Transfer & Trust
          Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as
          Exhibit B thereto, the Form of Right
          Certificate, Form of Assignment, and
          Form of Election to Purchase, and as
          Exhibit C thereto, the Summary of Rights
          Agreement ^^^

4.13a     First Amendment to Rights Agreement of
          Maxicare Health Plans, Inc., entered
          into and between Maxicare Health Plans,
          Inc. and American Stock Transfer & Trust
          Company as of October 9, 1998 ######

10.1      Management Incentive Program *

10.2      Incentive Compensation Agreement *

10.3b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of January 1, 1992 @

10.3c     Amendment No. 1 to the Employment and
          Indemnification Agreement by and
          between Maxicare Health Plans, Inc.
          and Peter J.Ratican, dated as of January
          1, 1992 @@@@

10.3d     Amended and Restated Employment and
          Indemnification Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of April 1, 1996 ###

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

10.3e     Loan Agreement by and between Maxicare
          Health Plans, Inc. and Peter J. Ratican
          entered into as of February 18,
          1997 @@@@@@

10.3f     Secured Promissory Note executed by
          Peter J. Ratican as of February 18,
          1997 @@@@@@

10.3g     Pledge Agreement by and between Maxicare
          Health Plans, Inc. and Peter J. Ratican
          entered into as of February 18,
          1997 @@@@@@

10.3h     Amendment No. 1 to the Amended and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican @@@@@@

10.3i     Amendment No. 2 to the Amended and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican, dated
          as of March 28, 1998 #####

10.3j     Amendment No. 3 to the Amended and and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans Inc. and Peter J. Ratican, dated
          as of May 8, 1998 #####

10.4b Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated
          January 1, 1992 @

10.4c     Amendment No. 1 to the Employment and
          Indemnification Agreement by and
          between Maxicare Health Plans, Inc. and
          Eugene L. Froelich, dated January 1,
          1992 @@@@

10.4d     Amended and Restated Employment and
          Indemnification Agreement by and between
          Maxicare Health Plans, Inc. and Eugene L.

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          Froelich, dated as of April 1, 1996 ###

10.4e     Loan Agreement by and between Maxicare
          Health Plans, Inc. and Eugene L.
          Froelich entered into as of February 18, 1997 @@@@@@

10.4f     Secured Promissory Note executed by
          Eugene L. Froelich as of February 18,
          1997 @@@@@

10.4g     Pledge Agreement by and between Maxicare
          Health Plans, Inc. and Eugene L.
          Froelich entered into as of February 18, 1997 @@@@@@

10.4h     Amendment No. 1 to the Amended and
          Restated Employment and Indemnification
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich @@@@@@

10.4i     Release by Eugene L. Froelich delivered     134 of 217
          to and for the benefit of Maxicare Health
          Plans, Inc. and entered into as of January
          22, 1998.

10.7f     Employment Indemnification Agreement by     146 of 217
          and between Maxicare Health Plans, Inc.
          and Vicki F. Perry, dated as of December
          1, 1998

10.8e Employment and Indemnification Agreement by and between Maxicare Health Plan, Inc. and Alan D. Bloom, dated as of January 1, 1998 @@@@@@@

10.8f     Employment and Indemnification Agreement    157 of 217
          by and between Maxicare Health Plans,
          Inc. and Alan D. Bloom, dated as of
          December 1, 1998

10.9e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of December 11, 1997 @@@@@@@

10.9f     Amendment No. 1 to the Employment and
          Indemnification Agreement by and between
          Maxicare Health Plans, Inc. and Richard
          A. Link, dated as of May 8, 1998 #####

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

10.12e Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Aivars L. Jerumanis, dated as of January 1, 1995 @@@@

10.14     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of December 5, 1990 *

10.14a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican, dated
          as of December 5, 1990 ###

10.15     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Eugene
          L. Froelich, dated as of December 5,
          1990 *

10.15a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare
          Health Plans, Inc. and Eugene L.
          Froelich, dated as of December 5,
          1990 ###

10.18     Form of Stock Option Agreement by and
          between Maxicare Health Plans, Inc. and
          Vicki F. Perry, dated as of December
          5, 1990 *

10.20     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Richard
          A. Link, dated as of December 5, 1990 *

10.28     Form of Distribution Trust Agreement *

10.30     Maxicare Health Plans, Inc. 401(k) Plan *

10.42     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Peter
          J. Ratican, dated as of February 25,
          1992 @

10.42a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare Health

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          Plans, Inc. and Peter J. Ratican, dated
          as of February 25, 1992 ###

10.42b    Amendment No. 2 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Peter J. Ratican, dated
          as of February 25, 1992 @@@@@@

10.43     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Eugene
          L. Froelich, dated as of February 25,
          1992 @

10.43a    Amendment No. 1 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich,
          dated as of February 25, 1992 ###

10.43b    Amendment No. 2 to the Stock Option
          Agreement by and between Maxicare Health
          Plans, Inc. and Eugene L. Froelich,
          dated as of February 25, 1992 @@@@@@

10.44     Amended Maxicare Health Plans, Inc. 1990
          Stock Option Plan @

10.68     Lease by and between Maxicare Health
          Plans, Inc. and Transamerica Occidental
          Life Insurance Company, dated as of
          June 1, 1994 #

10.69     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Alan
          S. Manne, dated as of January 28,
          1994 @@@@

10.70     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Alan
          D. Bloom, dated as of December 8,
          1994 @@@@

10.71     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Aivars

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          L. Jerumanis, dated as of December 8,
          1994 @@@@

10.72     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and
          Richard A. Link, dated as of December
          8, 1994 @@@@

10.75     Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Vicki F.
          Perry, dated as of December 8, 1994 @@@@

10.76     Restricted Stock Grant Agreement by and
          between Maxicare Health Plans, Inc. and
          Peter J. Ratican, dated as of February
          27, 1995 @@@@

10.77     Restricted Stock Grant Agreement by and
          between Maxicare Health Plans, Inc. and
          Eugene L. Froelich, dated as of
          February 27, 1995 @@@@

10.78     Maxicare Health Plans, Inc. 1995 Stock
          Option Plan ##

10.78a    Amendment Number One to the Maxicare
          Health Plans, Inc. 1995 Stock Option
          Plan @@@@@@

10.79a Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Warren D. Foon, dated as of January 1, 1998 @@@@@@@

10.79b    Employment and Indemnification Agreement    168 of 217
          by and between Maxicare Health Plans,
          Inc. and Warren D. Foon, dated as of
          December 1, 1998

10.80a    Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Warren D.
          Foon, dated as of May 20, 1991 @@@@@

10.80d    Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Warren D.

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

          Foon, dated as of December 8, 1994 @@@@@

10.81     Form of Stock Option Agreement relating
          to Exhibit 10.78 @@@@@

10.82a    Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Peter J.
          Ratican, dated as of April 1, 1996 ###

10.82b    Stock Option Agreement by and between
          Maxicare Health Plans, Inc. and Eugene
          L. Froelich, dated as of April 1,
          1996 ###

10.83     Maxicare Health Plans, Inc. Outside
          Directors 1996 Formula Stock Option
          Plan ####

10.83a    Amendment Number One to the Maxicare
          Health Plans, Inc. Outside Directors
          1996 Formula Stock Option Plan @@@@@@

10.84     Maxicare Health Plans, Inc. Senior
          Executives 1996 Stock Option Plan ####

10.84a    Amendment Number One to the Maxicare
          Health Plans, Inc. Senior Executives
          1996 Stock Option Plan @@@@@@

10.85     Letter of Intent for the Transfer of
          Medi-Cal Members and Provision of
          Services ^

10.85a    Health Services Agreement between
          Maxicare, a California Health Plan and
          Molina Medical Centers ^^

10.86 Employment and Indemnification Agreement by and between Maxicare Health Plans
          Inc. and Sanford N. Lewis, dated as of
          January 1, 1998 @@@@@@@

10.86a    Employment and Indemnification Agreement    179 of 217
          by and between Maxicare Health Plans,
          Inc., and Sanford N. Lewis dated as of
          December 1, 1998

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

10.87     Maxicare Health Plans, Inc. Supplemental
          Executive Retirement Program @@@@@@@

10.87a    Amendment No.1 to the Maxicare Health
          Plans, Inc. Supplemental Executive
          Retirement Plan dated as of March 28,
          1998 #####

10.87b    Amendment No.2 to the Maxicare Health
          Plans, Inc. Supplemental Executive
          Retirement Plan dated as of May 8,
          1998 #####

10.88     Employment and Indemnification              190 of 217
          Agreement by and between Maxicare
          Health Plans, Inc. and Randall S.
          Anderson, dated January 1, 1998

10.89     Dupee Group Settlement Agreement by
          and between American Opportunity
          Trust, Paul R. Dupee, Jr., J.O.
          Hambro Capital Management Limited,
          J.O. Hambro Investment Management,
          and North Atlantic Smaller Companies
          Investment Trust and Maxicare Health
          Plans, Inc., dated as of May 8, 1998,
          including Exhibit A, "Resolutions to
          be Adopted by the Shareholders of
          Maxicare Health Plans, Inc. at the
          1998 Annual Meeting," and Exhibits I
          and II, form of stipulations dismissing
          litigation #####

10.89a    Form of Voting Agreement including
          Exhibit A, "Resolutions to be Adopted
          by the Shareholders of Maxicare Health
          Plans, Inc. at the 1998 Annual
          Meeting." #####

10.90     Employment and Indemnification              201 of 217
          Agreement by and between Maxicare
          Health Plans, Inc. and Patricia A.
          Fitzpatrick dated as of December 1, 1998

21        List of Subsidiaries @@@                    215 of 217

23.1      Consent of Independent Auditors - Ernst
          & Young LLP

Exhibit                                               Sequential
Number    Description                                 Page Number
------    -----------------------------------------   -----------

27        Financial Data Schedule for the year        216 of 217
          ended December 31, 1998

28.1      Notice That The Conditions to
          Effectiveness of the Plan Have Been
          Met or Waived ***

28.2      Stipulation and Order Regarding
          Conditions to Effectiveness of Joint
          Plan of Reorganization ***

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

@@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.

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






####     Incorporated by reference from the Company's Proxy
         Statement for Annual Meeting of Stockholders held on July
         26, 1996.

#####    Incorporated by reference from the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended March
         31, 1998 in which this exhibit bore the same exhibit number

######   Incorporated by reference from the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended
         September 30, 1998 in which this exhibit bore the same exhibit number.

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