Form 10-Q
period 1999-03-31
MAXICARE HEALTH PLANS INC
filed 1999-05-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of May 12, 1999.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                              March 31,   December 31,
                                                                1999         1998
                                                             ----------   ----------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $   51,699   $   48,507
  Marketable securities.....................................      3,531       11,345
  Accounts receivable, net..................................     37,895       36,587
  Deferred tax asset........................................      5,095        5,082
  Prepaid expenses..........................................      6,953        5,502
  Other current assets......................................        245          470
                                                             ----------   ----------
    TOTAL CURRENT ASSETS....................................    105,418      107,493
                                                             ----------   ----------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................      5,450        5,450
  Furniture and equipment...................................     17,850       17,717
                                                             ----------   ----------
                                                                 23,300       23,167
    Less accumulated depreciation and amortization..........     21,859       21,714
                                                             ----------   ----------
    NET PROPERTY AND EQUIPMENT..............................      1,441        1,453
                                                             ----------   ----------
LONG-TERM ASSETS


  Restricted investments....................................      7,588       13,749
  Deferred tax asset........................................     13,085       13,085
  Intangible assets, net....................................        468          474
                                                             ----------   ----------
    TOTAL LONG-TERM ASSETS..................................     21,141       27,308
                                                             ----------   ----------

    TOTAL ASSETS............................................ $  128,000   $  136,254
                                                             ==========   ==========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $   62,819   $   62,494
  Accounts payable..........................................      1,320        1,591
  Deferred income...........................................      2,555        7,416
  Accrued salary expense....................................      2,323        2,157
  Other current liabilities.................................      8,048        9,075
                                                             ----------   ----------
    TOTAL CURRENT LIABILITIES...............................     77,065       82,733
LONG-TERM LIABILITIES.......................................      3,078          565
                                                             ----------   ----------
    TOTAL LIABILITIES.......................................     80,143       83,298
                                                             ----------   ----------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1999 - 17,925 shares and 1998 - 17,925 shares issued and
    outstanding.............................................        179          179
  Additional paid-in capital................................    254,250      254,250
  Notes receivable from shareholders........................     (2,542)      (5,159)
  Accumulated deficit.......................................   (204,028)    (196,348)
  Accumulated other comprehensive income (loss).............         (2)          34
                                                             ----------   ----------

    TOTAL SHAREHOLDERS' EQUITY..............................     47,857       52,956
                                                             ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $  128,000   $  136,254
                                                             ==========   ==========



                      See notes to consolidated financial statements.

         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)


                                                                For the three months ended March 31,
                                                                         1999          1998
                                                                      ----------    ----------
REVENUES
   Commercial premiums............................................... $  101,862    $  118,958
   Medicaid premiums.................................................     52,527        48,289
   Medicare premiums.................................................     19,624        12,304
                                                                      ----------    ----------
     TOTAL PREMIUMS..................................................    174,013       179,551

   Investment income.................................................        945         1,594
   Other income......................................................      4,210           844
                                                                      ----------    ----------
     TOTAL REVENUES..................................................    179,168       181,989
                                                                      ----------    ----------
EXPENSES
   Physician services................................................     66,921        72,729
   Hospital services.................................................     67,900        62,668
   Outpatient services...............................................     25,005        29,357
   Other health care expense.........................................      3,293         4,351
                                                                      ----------    ----------
     TOTAL HEALTH CARE EXPENSES......................................    163,119       169,105

   Marketing, general and administrative expenses....................     15,008        15,413
   Depreciation and amortization.....................................        221           188
   Loss contracts and management settlement charges..................      8,500
                                                                      ----------    ----------
     TOTAL EXPENSES..................................................    186,848       184,706
                                                                      ----------    ----------
LOSS FROM OPERATIONS.................................................     (7,680)       (2,717)

INCOME TAX BENEFIT...................................................
                                                                      ----------    ---------
NET LOSS............................................................. $   (7,680)   $   (2,717)
                                                                      ==========    ==========

LOSS PER COMMON SHARE

Basic:
   Basic Earnings (Loss) Per Common Share............................ $     (.43)   $     (.15)
                                                                      ==========    ==========
   Weighted average number of common shares
     outstanding.....................................................     17,925        17,938
                                                                      ==========    ==========

Diluted:
   Diluted Earnings (Loss) Per Common Share.......................... $     (.43)   $     (.15)
                                                                      ==========    ==========
   Weighted average number of common and common
     dilutive potential shares outstanding...........................     17,925        17,938
                                                                      ==========    ==========







                      See notes to consolidated financial statements.


                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)


                                                                For the three months ended March 31,
                                                                          1999         1998
                                                                       ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $   (7,680)  $   (2,717)
    Adjustments to reconcile net loss to net cash used for
    operating activities:
       Depreciation and amortization..................................        221          188
       Benefit from deferred income taxes.............................        (13)         (26)
       Management settlement charge...................................      5,500
       Amortization of restricted stock...............................                      58
       Changes in assets and liabilities:
         Increase in accounts receivable..............................     (1,308)      (2,133)
         Increase (decrease) in estimated claims and other health
           care costs payable.........................................        325       (4,702)
         Decrease in deferred income..................................     (4,861)      (2,639)
         Changes in other miscellaneous assets and liabilities........     (3,145)      (5,238)
                                                                       ----------   ----------
    Net cash used for operating activities............................    (10,961)     (17,209)
                                                                       ----------   ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment............................       (159)         (82)
       Dispositions of property and equipment.........................        416
       Decrease (increase) in restricted investments..................      6,161          (43)
       Reductions to long-term receivables............................                       9
       Proceeds from sales and maturities of marketable securities....      9,769       22,382
       Purchases of marketable securities.............................     (1,990)     (10,920)
                                                                       ----------   ----------
    Net cash provided by investing activities.........................     14,197       11,346
                                                                       ----------   ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................        (44)        (107)
       Stock options exercised........................................                     160
       Repurchase of restricted stock.................................                    (344)
                                                                       ----------   ----------
    Net cash used for financing activities............................        (44)        (291)
                                                                       ----------   ----------
    Net increase (decrease) in cash and cash equivalents..............      3,192       (6,154)
    Cash and cash equivalents at beginning of period..................     48,507       51,881
                                                                       ----------   ----------
    Cash and cash equivalents at end of period........................ $   51,699   $   45,727
                                                                       ==========   ==========
    Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest................................................... $        8   $       15

    Supplemental schedule of non-cash investing activities:
         Capital lease obligations incurred for purchase of property
           and equipment.............................................. $      414

         Forgiveness of note receivable from shareholder.............. $      145

         Allowance for forgiveness of note receivable from
         shareholder.................................................. $    2,542



                          See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)



                                                                                          Accumulated
                                 Number of          Additional                               Other
                                  Common    Common   Paid-in               Accumulated   Comprehensive
                                  Shares     Stock   Capital      Other      Deficit     Income (Loss)   Total
                                 ---------  ------  ----------  --------  -------------  ------------- --------

Balances at December 31, 1997...    17,936  $  179  $  254,376  $ (4,704) $    (168,815)               $ 81,036

  Comprehensive income (loss)
    Net loss....................                                                (27,533)                (27,533)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    marketable securities.......                                                         $         34        34
                                                                                                       --------
    Comprehensive income (loss).                                                                        (27,499)

  Stock options exercised.......        20                 160                                              160

  Restricted stock amortized....                            58                                               58

  Retirement of restricted
  stock.........................       (31)               (344)                                            (344)

  Notes receivable from
  shareholders..................                                    (455)                                  (455)
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1998...    17,925     179     254,250    (5,159)      (196,348)           34    52,956

  Comprehensive income (loss)
    Net loss....................                                                 (7,680)                 (7,680)

    Other comprehensive loss,
    net of tax, related to
    unrealized losses on
    marketable securities.......                                                                  (36)      (36)
                                                                                                       --------
    Comprehensive income (loss).                                                                         (7,716)

  Notes receivable from
  shareholders..................                                     (70)                                   (70)

  Forgiveness of notes
  receivable from shareholder...                                   2,687                                  2,687
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at March 31, 1999......    17,925  $  179  $  254,250  $ (2,542) $    (204,028) $         (2) $ 47,857
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

For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Other Income
------------

Other Income includes the recognition of $4.1 million related to a settlement reached by the Company in connection with the operation of a Medicaid managed care program from 1986 through 1989. On March 26, 1999, the United States Bankruptcy Court approved the settlement and the order became final on April 19, 1999. Pursuant to the settlement agreement the Company received the settlement funds in early May 1999.

NOTE 2 - LOSS CONTRACTS AND MANAGEMENT SETTLEMENT CHARGES

In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company's commercial healthcare operations in North and South Carolina. The Company has ceased offering commercial health care coverage in the Carolinas health plans beyond March 1999. The Company recorded in the first quarter of 1999 a $5.5 million management settlement charge related to a settlement with the Company's Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican has agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors. The charge primarily relates to an allowance for the forgiveness of approximately $2.7 million of notes receivable, including accrued interest, due the Company from Mr. Ratican and the accrual of other settlement costs related to a consulting agreement and other benefits. Under the settlement agreement, a promisory note from Mr. Ratican to the Company in the principal amount of $2.2 million and accrued interest thereon will be forgiven on June 30, 2003 upon certain conditions being satisfied. The Company has made the determination that it is probable these conditions will be satisfied and the note forgiven; accordingly, the Company has recorded the charge associated with the forgiveness of the note receivable in the current period.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported a net loss of $7.7 million or $.43 per share for the first quarter of 1999, which included an $8.5 million charge for loss contracts and management settlement costs and offset in part by $4.1 million of other income as compared to a net loss of $2.7 million or $.15 per share for the comparable quarter a year ago. In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with Maxicare's previously announced decision to exit its healthcare operations in North and South Carolina and a $5.5 million charge for management settlement costs. The $5.5 million charge related to a settlement with the Company's Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican has agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors.

Premium revenues for the first quarter of 1999 decreased by $5.5 million to $174.0 million, a decrease of 3.1% as compared to 1998. This decrease was a result of a $23.3 million decrease in premium revenues related to the Company's non-core operations which have been divested as of March 31, 1999, except for the North Carolina Medicaid line of business, which is anticipated to continue through mid 1999.

Commercial premiums for the first quarter of 1999 decreased $17.1 million to $101.9 million as compared to $119.0 million for 1998. The Company's commercial premiums for its core operations increased by $2.8 million to $101.3 million for 1999 as compared to $98.5 million for 1998 primarily due to premium rate increases. The Company's commercial membership for its core operations of 279,300 members as of March 31, 1999 decreased by 6,200 members primarily as a result of the Company's strategic decision to exit certain commercial business in southern Indiana. The average commercial premium revenue per member per month ("PMPM") increased 5.3% as compared to 1998.

Medicaid premiums for the first quarter of 1999 increased $4.2 million to $52.5 million as compared to $48.3 million for 1998. The Company's Medicaid premiums for its core operations increased by $7.7 million as a result of premium rate increases in California and Indiana and a 13.2% membership increase. As of March 31, 1999 the California and Indiana health plans had 120,000 and 66,100 Medicaid members, respectively, representing an increase in membership of 6,800 from 1998 primarily as a result of the growth in Los Angeles County. The average Medicaid premium

PMPM for the core operations increased by 3.9% due to an approximate 13.8% premium rate increase in Indiana partially offset by the greater membership growth in Los Angeles County which has a lower premium PMPM as compared to that of Indiana and other California counties.

Medicare premiums for the first quarter of 1999 increased $7.3 million to $19.6 million as compared to 1998 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of March 31, 1999 the California and Indiana health plans had 7,800 and 5,600 Medicare members, respectively, representing an increase in membership of 4,800 from 1998 primarily as a result of growth in California. The average Medicare PMPM increased by 5.3% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the first quarter of 1999 decreased by $.6 million to $.9 million as compared to 1998 due to lower cash and investment balances as well as lower investment yields.

Other Income includes the recognition of $4.1 million related to a settlement reached by the Company in connection with the operation of a Medicaid managed care program from 1986 through 1989. On March 26, 1999, the United States Bankruptcy Court approved the settlement and the order became final on April 19, 1999. Pursuant to the settlement agreement the Company received the settlement funds in early May 1999.

Health care expenses for the first quarter of 1999 were $163.1 million as compared to $169.1 million for 1998. This decrease was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois and Wisconsin health plans offset in part by an increase to health care expenses as a result of growth in all core operations lines of business, an increase to health care claims reserves for unanticipated and high dollar claim costs and an increase to pharmacy costs. Although prescription drug costs are expected to continue to rise, the Company believes the changes implemented in the third quarter of 1998 have somewhat mitigated this trend. Additionally, the Company believes this trend will be further mitigated by benefit design changes and the continued implementation of enhanced procedures and controls to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the first quarter of 1999 decreased $.4 million to $15.0 million as compared to $15.4 million for 1998. M,G&A expenses were 8.6% of premium revenues for both the first quarter of 1999 and 1998.

Liquidity and Capital Resources

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and Maxicare Life and Health Insurance
Company ("MLH") currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of March 31, 1999 including the states in which the Company's HMOs operate. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 1999 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $32.4 million at March 31, 1999, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $11.8 million and $7.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $13.5 million. The Company's total Restricted Net Assets at March 31, 1999 were $32.7 million. In addition to the $1.2 million in cash, cash equivalents and marketable securities held by MHP, approximately $3.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at March 31, 1999 (collectively, the "Available Cash").

The Company has reached a settlement with the Pennsylvania Department of Public Welfare (the "DPW") of the Company's claims against DPW to recover payments due from DPW in connection with the operation of a Medicaid managed care program from 1986 through 1989 by Penn Health Corporation ("Penn Health"), an affiliate of the Company (the "DPW Settlement"). A settlement was also reached by the Company of the Company's claims under its Reorganization Plan against certain providers who participated in the Medicaid program (the "Provider Settlement"). The DPW Settlement and the Provider Settlement (collectively, the "Global Settlement") provide for the dismissal of the pending litigation against the settling parties and for DPW's payment to the Company of $4.7 million (including approximately $300,000 held in escrow for the Company's benefit), plus accrued interest thereon. On March 26, 1999, the United States Bankruptcy Court approved the Global

Settlement and the Company's agreement with the Creditors' Committee to pay $400,000 to the Penn Health bankruptcy estate for distribution to creditors pursuant to the Reorganization Plan. Pursuant to the DPW Settlement, the $300,000 held in escrow was released to the Company and payment of an additional $4.5 million (inclusive of accrued interest) was made to the Company in early May 1999. From these settlement funds the Company funded $400,000 to the Penn Health bankruptcy estate resulting in the recognition of $4.1 million in other income recorded in the first quarter of 1999.

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and estimated claims payable) which related to the operations of the health plans prior to October 1, 1998. In September 1998, the Company announced it would cease offering in North and South Carolina commercial health care coverage beyond March 1999. As of March 31, 1999 the Company's estimated claims payable related to the Wisconsin, Illinois and Carolinas health plans (the "divested health plans") aggregated approximately $6.9 million. As of March 31, 1999 the divested health plans had cash and cash equivalents and marketable securities of $2.4 million and restricted investments of $1.3 million. Of the $ 1.3 million in restricted investments approximately $1.0 million in the aggregate is on deposit with the North Carolina Department of Insurance and South Carolina Department of Insurance and $.3 million is held in an escrow account pursuant to an agreement with an employer group. In April 1999, the $.3 million held in escrow was released to the Company. The Company believes the cash resources of the divested health plans, the Available Cash and the cash proceeds from the DPW Settlement will be adequate to fund the payment of the estimated claims payable balance as of March 31, 1999 of the divested health plans and additional cash requirements, if any, that may be imposed by the regulators of the divested health plans.

The Company believes the restructuring program implemented in 1998 along with other operational initiatives will result in the core HMO operations returning to profitability in 1999. In addition, the Company believes the core HMO operations will generate positive cash flow from operations in 1999. The Company believes that for the foreseeable future it will have sufficient resources to fund ongoing operations and obligations and remain in compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH.

Although the Company believes it will have sufficient cash resources to operate in the near term, in the event additional cash resources are required, the Company will seek to obtain a committed line of credit or such other source of financing. However, the Company cannot state with any degree of certainty at this time whether it could obtain such a line of credit or such other source of financing, and if available, would be at terms and conditions acceptable to the Company.

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

The Company's California HMO has a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of MedPartners, Inc. ("MedPartners"), that as of March 31, 1999 provided health care services to approximately 32,800 commercial members, 1,600 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest of its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN; and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "DOC Actions"). In connection with MPN's Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. The DOC has requested that all health care service plans that contract with MPN support the DOC Actions and take the necessary measures to ensure the accessible and timely delivery of health care services. Under a proposed settlement between the DOC, MedPartners', MPN and the conservator, MedPartners will agree to fund MPN's liabilities to its providers and the liabilities of MedPartners affiliated medical groups. The settlement contemplates that certain HMOs, including the Company's California HMO, collectively loan MedPartners up to $25 million. The California HMO's proposed loan is approximately

$1 million. Neither the effect of the DOC Actions nor the Company's potential business and financial risks associated with MPN is known at this point in time; however, the effect of these risks could have a material effect on the Company's operations, financial position, results of operations and cash flows.

Year 2000 - The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its major computing information systems and related business processes. The Company formalized the program in 1997 with an initial focus on the Company's existing core legacy software application systems. The program has been expanded to include a company-wide inventory of desktop systems, networks, telecommunications and other non-information technology systems. In conjunction with the inventory process, the Company is identifying the critical business functions and assessing the related business risks and Year 2000 compliance status of the various systems and system elements. In support of this assessment effort, the Company has initiated a communication and education effort within the Company to promote a thorough understanding of the Year 2000 issue and associated risks. As a result of the assessment process, selected systems are being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 is approximately $300,000 and projected future costs of the program are estimated to approximate an additional $400,000. Implementation costs are expensed as incurred. Given its experience in developing and managing its core legacy systems, the Company believes that its internal personnel resources are adequate to meet most Year 2000 compliance needs and that, accordingly, such implementation costs are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. As of March 31, 1999, the Company's core legacy systems are approximately 90% complete as to testing and confirmation as Year 2000 compliant. The Company expects its legacy and other systems to be Year 2000 compliant by third quarter 1999.

The Company is in the process of contacting its major vendors and customers, primarily employer groups, governmental contractors, and healthcare providers, to evaluate their Year 2000 readiness and to gain reasonable assurance regarding Year 2000 compliance. The Company cannot ensure that the systems of its vendors and customers will be timely updated to be Year 2000 compliant or the failure of a vendor or customer to become Year 2000 compliant would not have a material adverse effect on the Company. Based upon the outcome of its contacts with major vendors and customers, the Company will be developing business process contingency plans in 1999 to mitigate Year 2000 issues. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans. The Company expects the contingency planning process to be substantially completed by third quarter 1999.

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------
The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1998 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof; accordingly for a discussion of Alpha Health Systems, Inc. and California Family Care Services Inc. and Foundation For Medical Care see pages 32 through 34 of the Company's 1998 Annual Report on Form 10-K.

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

         None

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits
               --------
               Exhibit 10.83b - Amendment No. 2 to the Maxicare
               Health Plans, Inc. Outside Directors 1996 Formula
               Stock Option Plan


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



  May 14, 1999                    /s/ RICHARD A. LINK
  ------------                 ---------------------------
      Date                          Richard A. Link
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration