Form 10-Q
period 1999-06-30
MAXICARE HEALTH PLANS INC
filed 1999-08-13
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                               June 30,   December 31,
                                                                1999         1998
                                                             ----------   ----------
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents................................. $   49,918   $   48,507
  Marketable securities.....................................      3,744       11,345
  Accounts receivable, net..................................     33,461       36,587
  Deferred tax asset........................................      5,095        5,082
  Prepaid expenses..........................................      6,256        5,502
  Other current assets......................................        248          470
                                                             ----------   ----------
    TOTAL CURRENT ASSETS....................................     98,722      107,493
                                                             ----------   ----------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................      5,461        5,450
  Furniture and equipment...................................     17,758       17,717
                                                             ----------   ----------
                                                                 23,219       23,167
    Less accumulated depreciation and amortization..........     21,808       21,714
                                                             ----------   ----------
    NET PROPERTY AND EQUIPMENT..............................      1,411        1,453
                                                             ----------   ----------
LONG-TERM ASSETS
  Restricted investments....................................      8,087       13,749
  Deferred tax asset........................................     13,098       13,085
  Intangible assets, net....................................        434          474
                                                             ----------   ----------
    TOTAL LONG-TERM ASSETS..................................     21,619       27,308
                                                             ----------   ----------

    TOTAL ASSETS............................................ $  121,752   $  136,254
                                                             ==========   ==========

CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $   55,553   $   62,494
  Accounts payable..........................................      1,932        1,591
  Deferred income...........................................      1,113        7,416
  Accrued salary expense....................................      3,492        2,157
  Other current liabilities.................................      8,362        9,075
                                                             ----------   ----------
    TOTAL CURRENT LIABILITIES...............................     70,452       82,733
LONG-TERM LIABILITIES.......................................      2,417          565
                                                             ----------   ----------
    TOTAL LIABILITIES.......................................     72,869       83,298
                                                             ----------   ----------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1999 - 17,925 shares and 1998 - 17,925 shares issued and
    outstanding.............................................        179          179
  Additional paid-in capital................................    254,250      254,250
  Notes receivable from shareholders........................     (2,577)      (5,159)
  Accumulated deficit.......................................   (202,967)    (196,348)
  Accumulated other comprehensive income (loss).............         (2)          34
                                                             ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     48,883       52,956
                                                             ----------   ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $  121,752   $  136,254
                                                             ==========   ==========


                           See notes to consolidated financial statements.


         MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands except per share data)
                          (Unaudited)



                                                          For the three                For the six
                                                           months ended               months ended
                                                             June 30,                   June 30,
                                                      ----------------------      ----------------------
                                                         1999         1998           1999        1998
                                                      ----------  ----------      ----------  ----------
REVENUES
   Commercial premiums............................... $  101,624  $  119,812      $  203,486  $  238,770
   Medicaid premiums.................................     51,158      51,946         103,685     100,235
   Medicare premiums.................................     21,948      13,614          41,572      25,918
                                                      ----------  ----------      ----------  ----------
     TOTAL PREMIUMS..................................    174,730     185,372         348,743     364,923

   Investment income.................................        856       1,380           1,801       2,974
   Other income......................................        117         361           4,327       1,205
                                                      ----------  ----------      ----------  ----------
     TOTAL REVENUES..................................    175,703     187,113         354,871     369,102
                                                      ----------  ----------      ----------  ----------
EXPENSES
   Physician services................................     68,192      73,954         135,113     146,683
   Hospital services.................................     64,499      70,416         132,399     133,084
   Outpatient services...............................     22,241      30,869          47,246      60,226
   Other health care expense.........................      2,819       4,252           6,112       8,603
                                                      ----------  ----------      ----------  ----------
     TOTAL HEALTH CARE EXPENSES......................    157,751     179,491         320,870     348,596

   Marketing, general and administrative expenses....     16,665      17,196          31,673      32,609
   Depreciation and amortization.....................        226         187             447         375
   Loss contracts, divestiture costs and management
     settlement charges..............................                 10,000           8,500      10,000
                                                      ----------  ----------      ----------  ----------

     TOTAL EXPENSES..................................    174,642     206,874         361,490     391,580
                                                      ----------  ----------      ----------  ----------
INCOME (LOSS) FROM OPERATIONS........................      1,061     (19,761)         (6,619)    (22,478)

INCOME TAX BENEFIT...................................
                                                      ----------  ----------      ----------  ----------
NET INCOME (LOSS).................................... $    1,061  $  (19,761)     $   (6,619) $  (22,478)
                                                      ==========  ==========      ==========  ==========

NET INCOME (LOSS) PER COMMON SHARE

Basic:
   Basic Earnings (Loss) Per Common Share............ $      .06  $    (1.10)     $     (.37) $    (1.25)
                                                      ==========  ==========      ==========  ==========
   Weighted average number of common shares
     outstanding.....................................     17,925      17,925          17,925      17,931
                                                      ==========  ==========      ==========  ==========

Diluted:
   Diluted Earnings (Loss) Per Common Share.......... $      .06  $    (1.10)     $     (.37) $    (1.25)
                                                      ==========  ==========      ==========  ==========
   Weighted average number of common and common
     dilutive potential shares outstanding...........     17,931      17,925          17,925      17,931
                                                      ==========  ==========      ==========  ==========




                      See notes to consolidated financial statements.


                                   MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)



                                                                          For the six months
                                                                             ended June 30,

                                                                          1999         1998
                                                                       ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $   (6,619)  $  (22,478)
    Adjustments to reconcile net loss to net cash used for
    operating activities:
       Depreciation and amortization..................................        447          375
       Benefit from deferred income taxes.............................        (26)         (68)
       Loss contracts, divestiture costs and management
         settlement charges...........................................      5,235       10,000
       Amortization of restricted stock...............................                      58
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable...................      3,126       (4,872)
         Decrease in estimated claims and other health
           care costs payable.........................................     (6,941)      (3,292)
         Decrease in deferred income..................................     (6,303)      (5,789)
         Changes in other miscellaneous assets and liabilities........       (766)      (3,569)
                                                                       ----------   ----------
    Net cash used for operating activities............................    (11,847)     (29,635)
                                                                       ----------   ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment............................       (305)        (262)
       Dispositions of property and equipment.........................        420
       Decrease (increase) in restricted investments..................      5,662          (69)
       Reductions to long-term receivables............................                     509
       Proceeds from sales and maturities of marketable securities....      9,779       29,871
       Purchases of marketable securities.............................     (2,214)     (10,929)
                                                                       ----------   ----------
    Net cash provided by investing activities.........................     13,342       19,120
                                                                       ----------   ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................        (84)        (192)
       Stock options exercised........................................                     160
       Repurchase of restricted stock.................................                    (344)
                                                                       ----------   ----------
    Net cash used for financing activities............................        (84)        (376)
                                                                       ----------   ----------
    Net increase (decrease) in cash and cash equivalents..............      1,411      (10,891)
    Cash and cash equivalents at beginning of period..................     48,507       51,881
                                                                       ----------   ----------
    Cash and cash equivalents at end of period........................ $   49,918   $   40,990
                                                                       ==========   ==========
    Supplemental disclosures of cash flow information:
         Cash paid during the period for -
           Interest................................................... $            $       57

    Supplemental schedule of non-cash investing activities:
         Capital lease obligations incurred for purchase of property
           and equipment.............................................. $      414

         Forgiveness of note receivable from shareholder.............. $      145

         Allowance for forgiveness of note receivable from
         shareholder.................................................. $    2,542



                          See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)




                                                                                          Accumulated
                                 Number of          Additional                               Other
                                  Common    Common   Paid-in               Accumulated   Comprehensive
                                  Shares     Stock   Capital      Other      Deficit     Income (Loss)   Total
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1997...    17,936  $  179  $  254,376  $ (4,704) $    (168,815)               $ 81,036

  Comprehensive income (loss)
    Net loss....................                                                (27,533)                (27,533)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    marketable securities.......                                                         $         34        34
                                                                                                       --------
    Comprehensive income (loss).                                                                        (27,499)

  Stock options exercised.......        20                 160                                              160

  Restricted stock amortized....                            58                                               58

  Retirement of restricted
  stock.........................       (31)               (344)                                            (344)

  Notes receivable from
  shareholders..................                                    (455)                                  (455)
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at December 31, 1998...    17,925     179     254,250    (5,159)      (196,348)           34    52,956

  Comprehensive income (loss)
    Net loss....................                                                 (6,619)                 (6,619)

    Other comprehensive loss,
    net of tax, related to
    unrealized losses on
    marketable securities.......                                                                  (36)      (36)
                                                                                                       --------
    Comprehensive income (loss).                                                                         (6,655)

  Notes receivable from
  shareholders..................                                    (105)                                  (105)

  Forgiveness of notes
  receivable from shareholder...                                   2,687                                  2,687
                                 ---------  ------  ----------  --------  -------------  ------------- --------
Balances at June 30, 1999.......    17,925  $  179  $  254,250  $ (2,577) $    (202,967) $         (2) $ 48,883
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

NOTE 2 - LOSS CONTRACTS AND MANAGEMENT SETTLEMENT CHARGES

In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company's commercial healthcare operations in North and South Carolina. The Company has ceased offering commercial health care coverage in the Carolinas health plans beyond March 1999. The Company recorded in the first quarter of 1999 a $5.5 million management settlement charge related to a settlement with the Company's Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican terminated his employment agreement, retired as President and CEO of the Company and did not seek re-election to the Board of Directors.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported net income of $1.1 million for the three months ended June 30, 1999, compared to a net loss of $19.8 million (including a $10.0 million charge for loss contracts and divestiture costs related to health plans identified for disposition) for the same three month period in 1998. Net income per common share was $.06 for the second quarter of 1999 compared to a net loss per common share of $1.10 for the same period in 1998. The Company's premium revenues for its core operations increased by $13 million or 8.1% over the prior year quarter as a result of premium rate increases in all lines of business and enrollment growth in the Medicaid and Medicare lines of business generated by the California and Indiana health plans.

Last year, Maxicare implemented a strategic restructuring program to exit unprofitable markets by asset sales or plan closings and concentrate on its health care businesses in California, Indiana and Louisiana (the "core operations"). As of June 30, 1999, these core health plans accounted for commercial membership of approximately 277,000 members, Medicaid membership of approximately 187,000 members and Medicare membership of approximately 14,000 members.

Premium revenues for the second quarter of 1999 decreased by $10.6 million to $174.7 million, a decrease of 5.7% as compared to 1998. This decrease was a result of a $23.6 million decrease in premium revenues related to the Company's non-core operations which have been divested as of June 30, 1999, except for the North Carolina Medicaid line of business, which is anticipated to continue through September 1999.

Commercial premiums for the second quarter of 1999 decreased $18.2 million to $101.6 million as compared to $119.8 million for 1998. The Company's commercial premiums for its core operations increased by $2.0 million to $101.7 million for 1999 as compared to $99.7 million for 1998 primarily due to premium rate increases. The Company's commercial membership for its core operations of 276,600 members as of June 30, 1999 decreased by 9,400 members primarily as a result of the Company's strategic decision to exit certain commercial business in southern Indiana. The average commercial premium revenue per member per month ("PMPM") increased 5.8% as compared to 1998.

Medicaid premiums for the second quarter of 1999 decreased $.7 million to $51.2 million as compared to $51.9 million for 1998.

The Company's Medicaid premiums for its core operations increased by $2.6 million as a result of premium rate increases in California and Indiana and a 4.3% membership increase. As of June 30, 1999 the California and Indiana health plans had 118,200 and 69,000 Medicaid members, respectively. The average Medicaid premium PMPM for the core operations increased by 1.1% primarily due to an approximate 14% premium rate increase in Indiana partially offset by the greater membership growth in Los Angeles County which has a lower premium PMPM as compared to that of Indiana and other California counties.

Medicare premiums for the second quarter of 1999 increased $8.3 million to $21.9 million as compared to 1998 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of June 30, 1999 the California and Indiana health plans had 8,700 and 5,700 members, respectively, representing an increase in membership of 5,000 from 1998 primarily as a result of growth in California. The average Medicare PMPM increased by 4.8% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the second quarter of 1999 decreased by $.5 million to $.9 million as compared to 1998 due to lower cash and investment balances as well as lower investment yields.

Health care expenses for the second quarter of 1999 were $157.8 million as compared to $179.5 million for 1998. This decrease of $21.7 million was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois and Wisconsin health plans and Carolinas commercial line of business offset in part by an increase to health care expenses as a result of growth in the core operations and an increase to pharmacy costs. Although prescription drug costs are expected to continue to rise, the Company believes the changes implemented in the third quarter of 1998 have somewhat mitigated this trend. Additionally, the Company believes this trend will be further mitigated by benefit design changes and the continued implementation of enhanced procedures and controls to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the second quarter of 1999 decreased $.5 million to $16.7 million as compared to $17.2 million for 1998 which included $1.2 million of costs related to a shareholder action. M,G&A expenses were 9.5% of premium revenues for the second quarter of 1999 and 9.3% of premium revenues for the same period in 1998.

The Company reported a net loss of $6.6 million or $.37 per share for the six months ended June 30, 1999, which included an $8.5 million charge for loss contracts and management settlement costs and $4.1 million of other income from a litigation settlement as compared to a net loss of $22.5 million or $1.25 per share for the comparable period a year ago, which included a $10.0 million charge for loss contracts and divestiture costs related to health plans identified for disposition. Premium revenues for the six months ended June 30, 1999 decreased $16.2 million to $348.7 million as compared to $364.9 million for 1998. The Company's premiums for its core operations increased $30.7 million to $345.6 million for 1999 as compared to $314.9 million for 1998 primarily due to commercial premium rate increases and governmental membership growth. Health care expenses for the six months ended June 30, 1999 decreased $27.7 million to $320.9 million as compared to $348.6 million for 1998. This decrease was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois and Wisconsin health plans and Carolinas commercial line of business offset in part by an increase to health care expenses as a result of growth in the core operations, an increase to health care claims reserves for unanticipated and high dollar claim costs and an increase to pharmacy costs. M,G & A expenses decreased $.9 million for the six months ended June 30, 1998, but increased as a percentage of premium revenues to 9.1% from 8.9%.

Liquidity and Capital Resources

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and Maxicare Life and Health Insurance
Company ("MLH") currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of June 30, 1999 including the three states in which the Company's core HMOs operate. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 1999 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $28.4 million at June 30, 1999, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $8.3 million and $7.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining

$13.0 million. The Company's total Restricted Net Assets at June 30, 1999 were $28.4 million. In addition to the $2.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $1.9 million in funds held by operating subsidiaries could be considered available for transfer to MHP at June 30, 1999 (collectively, the "Available Cash").

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and estimated claims payable) which related to the operations of the health plans prior to October 1, 1998. In September 1998, the Company announced it would cease offering in North and South Carolina commercial health care coverage beyond March 1999. As of June 30, 1999 the Company's estimated claims payable related to the Wisconsin, Illinois and Carolinas health plans (the "divested health plans") aggregated approximately $1.8 million. As of June 30, 1999 the divested health plans had cash and cash equivalents and marketable securities of $.3 million and restricted investments of $1.1 million. The $1.1 million in restricted investments is on deposit with the North Carolina Department of Insurance and South Carolina Department of Insurance. The Company believes the cash resources of the divested health plans and the Available Cash will be adequate to fund the payment of the estimated claims payable balance as of June 30, 1999 of the divested health plans and additional cash requirements, if any, that may be imposed by the regulators of the divested health plans.

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

Although the Company believes it will have sufficient cash resources to operate in the near term, in the event additional cash resources are required, the Company may seek to obtain a committed line of credit or another source of financing. However, the Company cannot state with any degree of certainty at this time whether it could obtain such line of credit or another source of financing, and if available, whether such financing would be at terms and conditions acceptable to the Company.

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

The Company's California HMO has a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of MedPartners, Inc. ("MedPartners"), that as of June 30, 1999 provided health care services to approximately 29,700 commercial members, 1,800 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN; and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "DOC Actions"). In connection with MPN's Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. Under an amended and restated settlement agreement among the DOC, MPN and MedPartners (the "Global Settlement"), MedPartners has agreed to fund, subject to the satisfaction of certain conditions and funding commitment limitations, MPN's liabilities to its providers and the liabilities of MedPartners' affiliated medical groups. The Global Settlement provides for the sale of MedPartners California physician practice groups (the "California Operations"). The sale of the California Operations will facilitate continuity of care for the Company's California HMO's members by allowing members to maintain their existing physician relationship. In connection with the sale of certain of the California Operations, the Company's California HMO and other California HMOs have been asked to collectively loan $12 million for the benefit of the purchaser (the "Plan Loan") to assure that the purchaser has adequate working capital and that continuity of care can be maintained. If consented to, the California HMO's share of the Plan Loan would be approximately

$500,000 and would depend on an acceptable agreement being reached on the terms and conditions for the Plan Loan by and among the
California HMOs, MedPartners and the purchaser. The terms and provisions of the Plan Loan are subject to negotiations among the parties to the Plan Loan and have not been finalized. Effective June 1, 1999 the California HMO assumed the financial risk for institutional care of its members from MPN. Neither the effect of the DOC Actions, the Global Settlement nor the Company's potential business and financial risks associated with its contractual arrangement with MPN is known at this point in time; however, the effect of these risks could have a material effect on the Company's operations, financial position, results of operations and cash flows.

Year 2000 - The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its major computing information systems and related business processes. The Company formalized the program in 1997 with an initial focus on the Company's existing core legacy software application systems. The program has been expanded to include a company-wide inventory of desktop systems, networks, telecommunications and other non-information technology systems. In conjunction with the inventory process, the Company is identifying the critical business functions and assessing the related business risks and Year 2000 compliance status of the various systems and system elements. In support of this assessment effort, the Company has initiated a communication and education effort within the Company to promote a thorough understanding of the Year 2000 issue and associated risks. As a result of the assessment process, selected systems are being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 is approximately $850,000 and projected future costs of the program are estimated to approximate an additional $300,000. Implementation costs are expensed as incurred. Given its experience in developing and managing its core legacy systems, the Company believes that its internal personnel resources are adequate to meet most Year 2000 compliance needs and that, accordingly, such implementation costs are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. As of June 30, 1999, the Company's core legacy systems are approximately 95% complete as to testing and confirmation as Year 2000 compliant. The Company expects its legacy and other systems to be Year 2000 compliant by October 1999.

The Company continues the process of contacting its major vendors and customers, primarily employer groups, governmental contractors, and healthcare providers, to evaluate their Year 2000 readiness and to gain reasonable assurance regarding Year 2000 compliance. The Company cannot ensure that the systems of its vendors and customers will be timely updated to be Year 2000 compliant or the failure of a vendor or customer to become Year 2000 compliant would not have a material adverse effect on the Company. Based upon the outcome of its contacts with major vendors and customers, the Company is developing business process contingency plans to mitigate Year 2000 issues. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans. The Company expects the contingency planning process to be substantially completed by October 1999.

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------
The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1998 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof; accordingly, for a discussion of Alpha Health Systems, Inc. and California Family Care Services, Inc. see pages 32 through 33 of the Company's 1998 Annual Report on Form 10-K.

a.   FOUNDATION FOR MEDICAL CARE

On February 16, 1998 the Foundation For Medical Care of Central Illinois ("Foundation") filed a complaint in the State of Illinois Circuit Court, Sangamon County against Maxicare Illinois a division of the Company's former subsidiary Maxicare Health Plans of the Midwest, Inc., ("Illinois Plan") for declaratory relief and for a preliminary injunction arising out of the Foundation's termination of a provider agreement with the former Illinois Plan (State Court Action"). Pursuant to a settlement agreement between the Company, the purchaser of the Illinois Plan, and the Foundation the State Court Action and an unrelated action by the former Illinois Plan against the Foundation asserting claims for violation of federal anti-trust laws have been dismissed with prejudice. In exchange for the dismissals the Company paid $600,000 to the Foundation and agreed to the release of escrowed payments made under the provider agreement to the Foundation. The Company will no longer be reporting on this matter.

b.  MANAGED HEALTH SERVICES

On June 30, 1999 Maxicare Indiana, Inc. ("Maxicare Indiana"), a wholly owned subsidiary of Maxicare Health Plans, Inc., received a "Written Notice of Dispute" from Coordinated Care Corporation of Indiana, Inc. d.b.a. Managed Health Services ("MHS") concerning a capitated contract arrangement between MHS and Maxicare Indiana effective as of July 1, 1998 pursuant to which MHS agreed to administer Maxicare Indiana's Medicaid program for the Southern Region of Indiana (the "MHS Contract"). In its Notice, MHS alleges certain breaches of the MHS Contract by Maxicare Indiana and contends that it  relied  upon  material misrepresentations made by
Maxicare Indiana in entering into the MHS Contract. MHS has demanded $4,600,000 in damages through April 1, 1999, plus additional damages for losses incurred beyond that point. MHS has also demanded the termination or reformation of the MHS Contract. MHS subsequently notified Maxicare Indiana that it will seek to terminate the MHS Contract effective September 30, 1999 if the aforementioned matters are not cured by August 30, 1999. MHS has further stated that it intends to file for binding arbitration of this dispute with the American Arbitration Association. The Company is currently assessing its alternatives in responding to the Notice. The Company believes that Maxicare Indiana has meritorious defenses to the issues and claims in dispute, will prevail on the merits and intends to vigorously defend Maxicare Indiana Inc.'s position. The Company is also exploring its "legal and operational" options in the event MHS is able to terminate the MHS Contract; however, no alternative arrangements have been made and the Company cannot state what financial impact, if any, such termination may have with respect to the Medicaid operations of Maxicare Indiana.

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

         None

Item 3:  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Annual Meeting of Shareholders

         The Company's Annual Meeting of Shareholders was held in the Sunset Room of the Transamerica Center Tower at 1150 South Olive Street in Los Angeles on June 30, 1999 at 8:00 a.m. (Pacific Time). The Company's shareholders approved by ballot and by proxy the two proposals set forth for shareholder consideration which were as follows:

         Proposal #1: Provided for the election of three Directors, Mr. George H. Bigelow, Mr. Thomas W. Field, Jr. and Mr. Simon J. Whitmey to serve until the year 2002 Annual Meeting of Shareholders. Of the 14,514,813 votes cast for purposes electing three directors; (i) 14,351,489 votes were cast for Mr. Bigelow and 163,324 votes were withheld;
         (ii) 13,923,646 were cast for Mr. Field and 591,167 votes were withheld; and (iii) 14,351,438 votes were cast for Mr. Whitmey and 163,375 votes were withheld. Following the meeting, Claude S. Brinegar, Robert M. Davies, Florence F. Courtright, Paul R. Dupee, Elwood I. Kleaver and Charles E. Lewis, continued to serve as directors of the Company.

         Proposal #2: Provided for the adoption of the Company's 1999 Stock Option Plan. Of the 10,800,613 votes cast for adoption of the Company's 1999 Stock Option Plan, 9,685,758 votes were cast for approval, 1,102,927 votes were cast against approval, and 11,928 votes were withheld.

Item 5:  Other Information
         -----------------

         Effective August 1, 1999 the Board of Directors elected Paul R. Dupee, Jr. to the position of Chief Executive Officer. Mr. Dupee has been a member of the Board since May of 1998 and has served as Chairman of the Board since June 30, 1999. The Board also elected Richard A. Link, the Company's Chief Financial Officer and Executive Vice President - Finance and Administration, to the additional position of Chief Operating Officer. Mr. Link replaced
         Elwood I. Kleaver, Jr., who had been serving as Interim Chief Operating Officer from April 24, 1999. Mr. Kleaver continues to serve as a member of the Board.

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



                               MAXICARE HEALTH PLANS, INC.
                               ---------------------------
                                      (Registrant)



  August 13, 1999                /s/ Richard A. Link
  ---------------              ---------------------------
      Date                          Richard A. Link
                               Chief Operating Officer,
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration