Form 10-Q
period 1999-09-30
MAXICARE HEALTH PLANS INC
filed 1999-11-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended
    September 30, 1999 or

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

                    Yes  [ X ]     No  [  ]

Common Stock, $.01 par value - 17,925,381 shares outstanding as of November 12, 1999.

PART I: FINANCIAL INFORMATION
        ---------------------
Item 1: Financial Statements
        --------------------

          MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except par value)

                                                             September 30,  December 31,
                                                                1999           1998
                                                             -------------  ------------
CURRENT ASSETS                                                (Unaudited)
  Cash and cash equivalents................................. $      62,504  $     48,507
  Marketable securities.....................................         3,758        11,345
  Accounts receivable, net..................................        25,643        36,587
  Deferred tax asset........................................         5,095         5,082
  Prepaid expenses..........................................         6,267         5,502
  Other current assets......................................           271           470
                                                             -------------  ------------
    TOTAL CURRENT ASSETS....................................       103,538       107,493
                                                             -------------  ------------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................         5,461         5,450
  Furniture and equipment...................................        18,044        17,717
                                                             -------------  ------------
                                                                    23,505        23,167
    Less accumulated depreciation and amortization..........        21,961        21,714
                                                             -------------  ------------
    NET PROPERTY AND EQUIPMENT..............................         1,544         1,453
                                                             -------------  ------------
LONG-TERM ASSETS

  Restricted investments....................................         8,089        13,749
  Deferred tax asset........................................        13,111        13,085
  Intangible assets, net....................................           532           474
                                                             -------------  ------------
    TOTAL LONG-TERM ASSETS..................................        21,732        27,308
                                                             -------------  ------------

    TOTAL ASSETS............................................ $     126,814  $    136,254
                                                             =============  ============
CURRENT LIABILITIES
  Estimated claims and other health care costs payable...... $      59,756  $     62,494
  Accounts payable..........................................         2,069         1,591
  Deferred income...........................................         2,034         7,416
  Accrued salary expense....................................         2,348         2,157
  Other current liabilities.................................         7,986         9,075
                                                             -------------  ------------
    TOTAL CURRENT LIABILITIES...............................        74,193        82,733
LONG-TERM LIABILITIES.......................................         2,528           565
                                                             -------------  ------------




    TOTAL LIABILITIES.......................................        76,721        83,298
                                                             -------------  ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value - 40,000 shares authorized,
    1999 - 17,925 shares and 1998 - 17,925 shares issued and
    outstanding.............................................           179           179
  Additional paid-in capital................................       254,250       254,250
  Notes receivable from shareholders .......................        (2,614)       (5,159)
  Accumulated deficit.......................................      (201,716)     (196,348)
  Accumulated other comprehensive income....................            (6)           34
                                                             -------------  ------------
    TOTAL SHAREHOLDERS' EQUITY..............................        50,093        52,956
                                                             -------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $     126,814  $    136,254
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

                       MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Amounts in thousands except per share data)
                                        (Unaudited)


                                                           For the three          For the nine
                                                            months ended          months ended
                                                            September 30,         September 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
REVENUES
   Commercial premiums................................. $103,369   $119,390   $306,857   $358,160
   Medicaid premiums...................................   49,812     52,403    153,499    152,637
   Medicare premiums...................................   23,534     15,134     65,106     41,053
                                                        --------   --------   --------   --------
     TOTAL PREMIUMS....................................  176,715    186,927    525,462    551,850
                                                        --------   --------   --------   --------

   Investment income...................................      971      1,279      2,772      4,253
   Other income........................................      415        407      4,738      1,612
                                                        --------   --------   --------   --------

     TOTAL REVENUES....................................  178,101    188,613    532,972    557,715
                                                        --------   --------   --------   --------
EXPENSES
   Physician services..................................   66,918     75,441    202,031    222,124
   Hospital services...................................   65,786     68,780    198,185    201,864
   Outpatient services.................................   24,509     26,218     71,755     86,444
   Other health care services..........................    4,038      3,392     10,150     11,995
                                                        --------   --------   --------   --------
     TOTAL HEALTH CARE EXPENSES........................  161,251    173,831    482,121    522,427

   Marketing, general and administrative expenses......   15,398     13,966     47,071     46,575
   Depreciation and amortization.......................      201        182        648        557
   Loss contracts, divestiture costs and management
     settlement charges................................                          8,500     10,000
                                                        --------   --------   --------   --------
     TOTAL EXPENSES....................................  176,850    187,979    538,340    579,559
                                                        --------   --------   --------   --------

INCOME (LOSS) FROM OPERATIONS..........................    1,251        634     (5,368)   (21,844)

INCOME TAX BENEFIT.....................................
                                                        --------   --------   --------   --------
NET INCOME (LOSS)...................................... $  1,251   $    634   $ (5,368)  $(21,844)
                                                        ========   ========   ========   ========

NET INCOME (LOSS) PER COMMON SHARE:





Basic:
   Basic Earnings (Loss) per Common Share.............. $    .07   $    .04   $   (.30)  $  (1.22)
                                                        ========   ========   ========   ========
   Weighted average number of common shares
     outstanding.......................................   17,925     17,925     17,925     17,929
                                                        ========   ========   ========   ========
Diluted:
   Diluted Earnings (Loss) per Common Share............ $    .07   $    .04   $   (.30)  $  (1.22)
                                                        ========   ========   ========   ========
   Weighted average number of common and common
     dilutive potential shares outstanding.............   17,926     17,937     17,925     17,929
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

                               MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
                                                (Unaudited)


                                                                         For the nine months
                                                                         ended September 30,

                                                                          1999         1998
                                                                       ---------    ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $  (5,368)   $ (21,844)
    Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
       Depreciation and amortization..................................       648          557
       Benefit from deferred income taxes.............................       (39)         (98)
       Loss contracts, divestiture costs and management settlement
         charges......................................................     5,214        4,444
       Amortization of restricted stock...............................                     58
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...................    10,944      (13,789)
         Increase (decrease) in estimated claims and other health
           care costs payable.........................................    (2,738)         990
         Decrease in deferred income..................................    (5,382)      (5,079)
         Changes in other miscellaneous assets and liabilities........    (2,264)      (4,512)
                                                                       ---------    ---------
    Net cash provided by (used for) operating activities..............     1,015      (39,273)
                                                                       ---------    ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................      (372)        (473)
       Dispositions of property and equipment.........................       421
       Decrease in restricted investments.............................     5,660           30
       Reductions to long-term receivables............................                    509
       Proceeds from sales of marketable securities...................    10,747       38,895
       Purchases of marketable securities.............................    (3,200)     (12,438)
                                                                       ---------    ---------
    Net cash provided by investing activities.........................    13,256       26,523
                                                                       ---------    ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations..........................      (274)        (271)
       Stock options exercised........................................                    160
       Repurchase of restricted stock.................................                   (344)
                                                                       ---------    ---------
    Net cash used for financing activities............................      (274)        (455)
                                                                       ---------    ----------
    Net increase (decrease) in cash and cash equivalents..............    13,997      (13,205)
    Cash and cash equivalents at beginning of period..................    48,507       51,881
                                                                       ---------    ---------
    Cash and cash equivalents at end of period........................ $  62,504    $  38,676
                                                                       =========    =========




    Supplemental disclosures of cash flow information:
       Cash paid during the period for -
         Interest..................................................... $      21    $      66

    Supplemental schedule of non-cash investing activities:
       Capital lease obligations incurred for purchase of property
         and equipment................................................ $     414    $      63

       Forgiveness of note receivable from shareholder................ $     145

       Allowance for forgiveness of note receivable from shareholder.. $   2,542

                             See notes to consolidated financial statements.

                    MAXICARE HEALTH PLANS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Amounts in thousands)





                                                                                         Accumulated
                                  Number of            Additional                           Other
                                   Common     Common    Paid-in             Accumulated Comprehensive
                                   Shares     Stock     Capital    Other      Deficit   Income (Loss)   Total
                                  --------- --------   ---------- -------   ----------- ------------- --------
Balances at December 31, 1997....    17,936 $    179   $ 254,376  $ (4,704) $ (168,815)               $ 81,036

  Comprehensive income (loss)

    Net loss.....................                                              (27,533)                (27,533)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    marketable securities........                                                       $         34        34
                                                                                                      --------
    Comprehensive income (loss)..                                                                      (27,499)

  Stock options exercised........        20                  160                                           160

  Restricted stock amortized.....                             58                                            58

  Retirement of restricted
    stock........................       (31)                (344)                                         (344)

  Notes receivable from
    shareholders.................                                     (455)                               (455)
                                  --------- --------   ---------  --------  ----------  ------------  --------

Balances at December 31, 1998....    17,925      179     254,250    (5,159)   (196,348)           34    52,956

  Comprehensive income (loss)

    Net loss.....................                                               (5,368)                 (5,368)

    Other comprehensive income,
    net of tax, related to
    unrealized gains on
    marketable securities........                                                               (40)       (40)
                                                                                                      --------
  Comprehensive income (loss)....                                                                       (5,408)

  Notes receivable from




    shareholders.................                                     (142)                               (142)

  Forgiveness of note receivable
    from shareholders............                                    2,687                               2,687
                                  --------- --------   ---------  --------  ---------   ------------  --------
Balances at September 30, 1999...    17,925 $    179   $ 254,250  $ (2,614) $(201,716)  $         (6) $ 50,093
                                  ========= ========== ========== ========  =========   ============  ========


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

Other Income
------------

Other Income includes the recognition of $4.1 million in the first quarter of 1999 related to a settlement reached by the Company in connection with the operation of a Medicaid managed care program from 1986 through 1989. On March 26, 1999, the United States Bankruptcy Court approved the settlement and the order became final on April 19, 1999. Pursuant to the settlement agreement the Company received the settlement funds in early May 1999.

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

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations

The Company reported net income of $1.3 million for the three months ended September 30, 1999, compared to net income of $.6 million for the same three month period in 1998. Net income per common share was $.07 for the third quarter of 1999 compared to $.04 for the same period in 1998. The Company's premium revenues for its core operations increased by $11.5 million or 7.0% over the prior year quarter as a result of premium rate increases in all lines of business and enrollment growth in the Medicare line of business generated by the California and Indiana health plans.

Last year, Maxicare implemented a strategic restructuring program to exit unprofitable markets by asset sales or plan closings and concentrate on its health care businesses in California, Indiana and Louisiana (the "core operations"). As of September 30, 1999, these core health plans accounted for commercial membership of approximately 280,500 members, Medicaid membership of approximately 175,200 members and Medicare membership of approximately 15,000 members.

Premium revenues for the third quarter of 1999 decreased by $10.2 million to $176.7 million, a decrease of 5.5% as compared to 1998. This decrease was a result of a $21.7 million decrease in premium revenues related to the Company's non-core operations which have been fully divested as of September 30, 1999 offset in part by an $11.5 million increase in premium revenues related to the Company's core operations.

Commercial premiums for the third quarter of 1999 decreased $16.0 million to $103.4 million as compared to $119.4 million for 1998. The Company's commercial premiums for its core operations increased by $2.6 million to $103.4 million for 1999 as compared to $100.8 million for 1998 primarily due to premium rate increases offset in part by a decrease in membership. The Company's commercial membership for its core operations of 280,500 members as of September 30, 1999 decreased by 6,100 members from September 30, 1998 primarily as a result of the Company's decision to exit certain commercial business in southern Indiana. The average commercial premium revenue per member per month ("PMPM") for the third quarter of 1999 increased 7.0% as compared to 1998.

Medicaid premiums for the third quarter of 1999 decreased $2.6 million to $49.8 million as compared to $52.4 million for 1998. The Company's Medicaid premiums for its core operations increased by $.5 million as a result of premium rate increases in California and Indiana and a 5.2% membership increase in Indiana offset in part by a 10.1% membership decrease in California. As of September 30, 1999 the California and Indiana health plans had 109,000 and 66,200 Medicaid members, respectively. The average Medicaid premium PMPM for the core operations increased by 6.4% primarily due to premium rate increases in California and Indiana.

Medicare premiums for the third quarter of 1999 increased $8.4 million to $23.5 million as compared to 1998 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of September 30, 1999 the California and Indiana health plans had 9,100 and 5,900 members, respectively, representing an increase in membership of 4,800 from 1998 primarily as a result of growth in California. The average Medicare PMPM increased by 5.4% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the third quarter of 1999 decreased by $.3 million to $.9 million as compared to 1998 due to lower cash and investment balances as well as lower investment yields.

Health care expenses for the third quarter of 1999 were $161.2 million as compared to $173.8 million for 1998. This decrease of $12.6 million was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois and Wisconsin health plans and Carolinas commercial line of business offset in part by an increase to health care expenses as a result of growth in the core operations and an increase in pharmacy costs. Although prescription drug costs are expected to continue to rise, the Company believes this trend will be partially mitigated by the changes implemented in the third quarter of 1998, benefit design changes implemented in 1999 and the continued implementation of enhanced procedures and controls to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the third quarter of 1999 increased $1.4 million to $15.4 million as compared to $14.0 million for 1998. M,G&A expenses for the third quarter of 1998 excluded approximately $2.3 million of maintenance costs which were applied against the $10.0 million reserve for loss contracts and divestiture costs established at June 30, 1998. Including the $2.3 million of maintenance costs, M,G&A expenses were 8.7% of premium revenues for the third quarter of 1999 and 1998.

The Company reported a net loss of $5.4 million or $.30 per share for the nine months ended September 30, 1999, which included an $8.5 million charge for loss contracts and management settlement costs and $4.1 million of other income from a litigation settlement as compared to a net loss of $21.8 million or $1.22 per share for the comparable period a year ago, which included a $10.0 million charge for loss contracts and divestiture costs related to health plans identified for disposition. Premium revenues for the nine months ended September 30, 1999 decreased $26.4 million to $525.5 million as compared to $551.9 million for 1998. The Company's premiums for its core operations increased $42.2 million to $520.5 million for 1999 as compared to $478.3 million for 1998 primarily due to commercial premium rate increases and governmental membership growth. Health care expenses for the nine months ended September 30, 1999 decreased $40.3 million to $482.1 million as compared to $522.4 million for 1998. This decrease was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois and Wisconsin health plans and Carolinas commercial line of business offset in part by an increase to health care expenses as a result of growth in the core operations, an increase to health care claims reserves for unanticipated and high dollar claim costs and an increase to pharmacy costs. M,G& A expenses for the nine months ended September 30, 1999 increased $.5 million to $47.1 million as compared to $46.6 million for 1998. M,G&A expenses for the nine months ended September 30, 1998 excluded approximately $2.3 million of maintenance costs which were applied against the $10.0 million reserve for loss contracts and divestiture costs established at June 30, 1998. Including the $2.3 million of maintenance costs, which were applied against the reserve for lost contracts and divestiture costs, MG& A expenses were 9.0% and 8.9% of premium revenues for the nine months ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and Maxicare Life and Health Insurance
Company ("MLH") currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of September 30, 1999 including the three states in which the
Company's core HMOs operate. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at September 30, 1999 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $29.4 million at September 30, 1999, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $8.0 million and $7.6 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $13.8 million. The Company's total Restricted Net Assets at September 30, 1999 were
$29.4 million. In addition to the $ 2.4 million in cash, cash equivalents and marketable securities held by MHP, approximately $2.6 million in funds held by operating subsidiaries could be considered available for transfer to MHP at September 30, 1999 (collectively, the "Available Cash").

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and estimated claims payable) which related to the operations of the health plans prior to October 1, 1998. In September 1998, the Company announced it would cease offering in North and South Carolina commercial health care coverage beyond March 1999. As of September 30, 1999 the Company's estimated claims payable related to the Wisconsin, Illinois and Carolinas health plans (the "divested health plans") aggregated approximately $.6 million. As of September 30, 1999 the divested health plans had cash and cash equivalents and marketable securities of $.1 million and restricted investments of $1.1 million. The $1.1 million in restricted investments  is  on  deposit  with  the  North Carolina
Department of Insurance and South Carolina Department of Insurance. The Company believes the cash resources of the divested health plans and the Available Cash will be adequate to fund the payment of the estimated claims payable balance as of September 30, 1999 of the divested health plans and additional cash requirements, if any, that may be imposed by the regulators of the divested health plans.

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

Although the Company believes it will have sufficient cash resources to operate for the foreseeable future, the Company intends to seek to obtain a committed line of credit or another source of financing to provide it with additional working capital. However, the Company cannot state with any degree of certainty at this time whether it could obtain such line of credit or another source of financing, and if available, whether such financing would be at terms and conditions acceptable to the Company.

General - This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the
"safe  harbor"  provisions  of  the  Private  Securities Litigation
Reform Act  of  1995.    Reference  is  made  in  particular to the
discussion set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include unanticipated costs and losses related to the sales of the Company's Wisconsin and Illinois health plans, unanticipated costs and losses related to terminating the Carolinas business, limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers, insolvency of providers, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

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

The Company's California HMO had a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of Caremark Rx, Inc.., formerly known as MedPartners, Inc. ("MedPartners"), that as of June 30, 1999 provided health care services to approximately 29,700 commercial members, 1,800 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN; and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (the "Bankruptcy Court") for the Central District of California (the "DOC Actions"). In connection with MPN's Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. Under an amended and restated settlement agreement among the DOC, MPN and MedPartners (the "Global Settlement"), MedPartners has agreed to fund, subject to the satisfaction of certain conditions and funding commitment limitations, MPN's liabilities to its providers and the liabilities of MedPartners' affiliated medical groups. The Global Settlement provides for the sale of MedPartners California physician practice groups (the "California Operations"). The sale of the California Operations will facilitate continuity of care for the Company's California HMO's members by allowing members to maintain their existing physician relationship. As of mid August
1999, MedPartners had completed the sales of its California Operations. In connection with the sale of certain of the California Operations, the Company's California HMO and other California HMOs have been asked to collectively loan $12 million for the benefit of the purchaser (the "Plan Loan") to assure that the purchaser has adequate working capital and that continuity of care can be maintained. If consented to, the California HMO's share of the Plan Loan would be approximately $500,000 and would depend on an acceptable agreement being reached on the terms and conditions for the Plan Loan by and among the California HMOs, MedPartners and the purchaser. The terms and provisions of the Plan Loan are subject to negotiations among the parties to the Plan Loan and have not been finalized.

Effective June 1, 1999 the California HMO assumed the financial risk for institutional care of its members from MPN. MPN has filed a plan of reorganization with the Bankruptcy Court on November 5, 1999 (the "Proposed Plan"). The Proposed Plan has not been approved by MPN's creditors or the Bankruptcy Court. The Company has not had an opportunity to fully review the Proposed Plan and cannot state what effect, if any, the Proposed Plan will have on the Global Settlement. Neither the effect of the DOC Actions, the Global Settlement, the Proposed Plan nor the Company's potential business and financial risks associated with its contractual arrangement with MPN is known at this point in time; however, the effect of these risks could have a material effect on the Company's operations, financial position, results of operations and cash flows.

Year 2000 - The Company has initiated a Year 2000 readiness program to assess Year 2000 issues relative to its major computing information systems and related business processes. The Company formalized the program in 1997 with an initial focus on the Company's existing core legacy software application systems. The program has been expanded to include a company-wide inventory of desktop systems, networks, telecommunications and other non-information technology systems. In conjunction with the inventory process, the Company is identifying the critical business functions and assessing the related business risks and Year 2000 compliance status of the various systems and system elements. In support of this assessment effort, the Company has initiated a communication and education effort within the Company to promote a thorough understanding of the Year 2000 issue and associated risks. As a result of the assessment process, selected systems are being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 is approximately $1,200,000 and projected future costs of the program are estimated to approximate an additional $300,000 most of which will be expended during the fourth quarter of 1999. Implementation costs are expensed as incurred. Given its experience in developing and managing its core legacy systems, the Company believes that its internal personnel resources are adequate to meet most Year 2000 compliance needs and that, accordingly, such implementation costs are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. As of September 30, 1999, the Company's core legacy systems are approximately 95% complete as to testing and confirmation as Year 2000 compliant. The Company expects its legacy and other systems to be Year 2000 compliant the end of by November 1999.

The Company continues the process of contacting its major vendors and customers, primarily employer groups, governmental contractors, and healthcare providers, to evaluate their Year 2000 readiness and to gain reasonable assurance regarding Year 2000 compliance. The Company cannot ensure that the systems of its vendors and customers will be timely updated to be Year 2000 compliant or the failure of a vendor or customer to become Year 2000 compliant would not have a material adverse effect on the Company. Based upon the outcome of its contacts with major vendors and customers, the Company is developing and refining business process contingency plans to mitigate Year 2000 issues. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans. The Company expects the contingency planning process to be substantially completed by October 1999.

PART II: OTHER INFORMATION
         -----------------
Item 1:  Legal Proceedings
         -----------------
The information contained in "Part  I, Item 3 Legal Proceedings" of
the  Company's  1998  Annual   Report   on   Form  10-K  is  hereby
incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

a.   ALPHA HEALTH SYSTEMS, INC. AND CALIFORNIA FAMILY CARE SERVICES
, INC.

For a discussion of Alpha Health Systems, Inc. ("Alpha") and California Family Services, Inc. ("Cal") reference is made to pages 32 through 33 of the Company's Annual Report on Form 10-K. Effective August 31, 1999 Maxicare, the Company's California HMO subsidiary, terminated its contracts with Alpha and Cal as participating providers in Maxicare's Los Angeles County Medi-Cal program.

b.  MANAGED HEALTH SERVICES

On June 30, 1999 Maxicare Indiana, Inc. ("Maxicare Indiana"), a wholly owned subsidiary of Maxicare Health Plans, Inc., received a "Written Notice of Dispute" from Coordinated Care Corporation of Indiana, Inc. d.b.a. Managed Health Services ("MHS") concerning a capitated contract arrangement between MHS and Maxicare Indiana, effective as of July 1, 1998, in which MHS agreed to administer Maxicare Indiana's Medicaid program for the Southern Region of

 Indiana (the "MHS Contract").  Thereafter, on August 31, 1999, MHS




filed a Complaint in Marion Superior Court No. 11 in Indianapolis, Indiana against Maxicare Indiana under Cause No. 49D11 9908 CP001241 (the "Complaint").

In the Complaint, MHS alleged that Maxicare Indiana misrepresented certain facts upon which MHS relied when negotiating the MHS Contract. MHS also alleged that Maxicare Indiana acted in bad faith in negotiating the MHS Contract. MHS amended the Complaint on or about September 24, 1999, to include a demand of approximately $6 million in contractual damages, as well as punitive damages and rescission of the MHS Contract.

MHS and Maxicare Indiana have entered into a settlement to fully resolve the claims at issue in MHS' Written Notice of Dispute and the Complaint. The settlement between MHS and Maxicare Indiana is comprised of an Amendment to the MHS Contract (the "Amendment") and a full Release Agreement (the "Release"). Pursuant to the Amendment, MHS specifically acknowledges and affirms that MHS will remain a party to the MHS Contract until the expiration of the regular term on December 31, 2000. The Amendment also calls for some slight modifications to the capitation payment terms which will not have a material adverse effect on Maxicare Indiana. The Release between MHS and Maxicare Indiana requires the parties to completely release each other from all claims or liabilities arising from the factual and legal claims made in MHS' Written Notice of Dispute and the Complaint. The Release also states that the parties acknowledge that Maxicare Indiana admits no liability for the claims raised in MHS' Written Notice of Dispute and the Complaint, and that settlement was reached for the sole purpose of avoiding the time and expense associated with further litigation. Finally, under the Release, MHS is required to stipulate to dismissal of the MHS Complaint, with prejudice.

c.   CALIFORNIA MEDICAL ASSOCIATION

On July 15, 1999, the California Medical Association, a California nonprofit Corporation ("CMA"), initiated an action in San Diego County Superior Court against seven California HMOs and the Company (the "Defendants"), entitled: California Medical Association, a California nonprofit Corporation, Plaintiff, v. Aetna U.S. Healthcare, Blue Cross of California, Blue Shield of California, Healthnet, Maxicare Health Plans, Inc., Pacificare of California, Prudential Healthcare, United Health Care of California, Inc., and DOES 1-100, Defendants (the "Action"). CMA filed a First Amended Complaint ("Amended Complaint") in the Action on or about September 1, 1999. The Amended Complaint contains ten (10) causes of action, including claims for damages based upon alleged violations of Health & Safety Code 1371, negligence, the California Unfair Practices Act, breach of express and implied contracts and declaratory relief.  CMA is  purporting  to sue as the assignee of the purported claims of certain physicians and physician groups who assert that they are owed money by the Defendants for health and medical care that they have rendered to members of the Defendants. The Amended Complaint alleges in substance that despite the fact that the Defendants have not contracted directly with the physicians, but rather with various intermediaries, and that the Defendants have paid the intermediaries pursuant to the Defendants' contracts with the intermediaries, the intermediaries nevertheless have not paid the physicians. Hence, the physicians assert that pursuant to California Health & Safety Code 1371 and other alleged authorities, the Defendants should be required to pay the physicians directly. The Amended Complaint seeks various forms of relief against the defendants, including unspecified compensatory damages, punitive damages, declaratory relief and injunctive relief.

The Defendants have entered into a joint defense agreement among themselves which will, among other things, permit the sharing of crucial information relating to the defense of the Action on an attorney-client privileged basis. The Company believes that the Amended Complaint suffers from numerous procedural and substantive deficiencies. In connection therewith, the Defendants filed a consolidated demurrer to the Amended Complaint on November 10, 1999. The demurrer challenges the sufficiency of the Amended Complaint, asserting that the Amended Complaint fails to state any cause of action against the Defendants. The hearing on the demurrer is scheduled for December 17, 1999.

The Company believes that the Action is without merit, intends to contest the Action vigorously and believes it will prevail in the Action. Notwithstanding the foregoing, if there is an adverse determination in the Action such determination could have a material adverse effect on the Company.

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

         None

Item 5:  Other Information
         -----------------

         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits
                 --------

         3.4c    Maxicare Health Plans, Inc. Bylaws Amended Through
                 July 31, 1999

         10.44a Form of Stock Option Agreement related to the Maxicare Health Plans, Inc. 1990 Stock Option Plan

         10.91b  Termination of Consulting Agreement between Elwood
                 I. Kleaver, Jr.  and  the  Company dated August 3,
                 1999

         10.92a Form of Stock Option Agreement related to the Maxicare Health Plans, Inc. 1999 Stock Option Plan

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



  November 15, 1999              /s/ Richard A. Link
  ---------------              ---------------------------
      Date            Richard A. Link
                               Chief Operating Officer,
                               Chief Financial Officer and
                               Executive Vice President -
                               Finance and Administration