Form 10-K
period 1999-12-31
MAXICARE HEALTH PLANS INC
filed 2000-04-03
CIK 722573

THIS DOCUMENT IS A COPY OF THE REPORT ON FORM 10-K FILED ON MARCH 30, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

United States Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999; or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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


YES       NO
-----     -----
						    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                            -----


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2000.

Common Stock, $.01 par value - $36,410,930

The number of shares outstanding of each of the issuer's classes of capital stock, as of March 28, 2000.


Common Stock, $.01 par value - 17,925,381 shares




DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various operating subsidiaries, primarily in the field of managed health care. MHP and its subsidiaries (the "Company") operate health plans in California, Indiana and Louisiana and have a combined enrollment of approximately 466,600 as of December 31, 1999. In addition to the HMO subsidiaries, MHP owns and operates Maxicare Life and Health Insurance Company ("MLH") and HealthAmerica Corporation. Through these subsidiaries, the Company offers an array of employee benefit packages, including group HMO, Medicaid and Medicare HMO, preferred provider organization ("PPO"), point of service ("POS"), group life and accidental death and dismemberment insurance, administrative services only programs, wellness programs and other services and products.

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

The Company's executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and its telephone number is (213) 765-2000.

Company Operations

In December 1997, the Company began a restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations in California and Indiana which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Wisconsin, Illinois and the Carolinas through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease providing health care coverage in North and South Carolina beyond March 1999 for all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines.

The Company's membership for its operations in California, Indiana and Louisiana has decreased from approximately 489,100 members at December 31, 1998 to approximately 466,600 members at December 31, 1999. This decrease of 22,500 members is primarily a result of 1) a decrease in Medicaid membership of 24,600 due to the Company not participating in the Medicaid program in the central region of Indiana and in the San Bernardino and Riverside Counties of California as of December 31, 1999 compared to the prior period, 2) a decrease in commercial membership of 3,900 members related to pricing discipline, offset in part by 3) a 6,000 member increase in Medicare membership. The Company's total membership for its continuing operations follows:

As of December 31, 1999	Commercial	Medicaid    Medicare  	 Total	   %
-----------------------	----------	--------    --------	--------  	------
California             		  158,800  	 108,600 	  10,500   277,900    59.6%
Indiana 	               	  107,200     61,700	    5,800   174,700    37.4%
Louisiana		                 13,400 	    -	          600    14,000 	  3.0%
	                       	---------	--------	   --------  	--------	------
Total Membership	 	       279,400    170,300 	   16,900  	466,600  	100.0%
	                        	=========	========	  ========   ========	======

<CAPTION

As of December 31, 1998	Commercial	Medicaid    Medicare	 Total	   %
-----------------------	----------	--------    --------	--------	------
California           		  161,100  	 125,400 	    6,200     292,700   59.9%
Indiana 	  	             108,900     69,500	     4,700     183,100   37.4%
Louisiana		               13,300 	    -	           -	       13,300    2.7%
                     		---------  	--------	   --------  	--------	 ------
Total Membership	 	      283,300    194,900	    10,900   	 489,100 	100.0%
                     		=========  	========	   ========   ======== 	======

Overview of Managed Health Care Services

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

The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group in which the physicians practice together as a group and provide services primarily for HMO members. The physician group receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO generally contracts on a capitated basis or discounted fee for service basis through a physicians' association or other legal entity, which in turn contracts directly with individual physicians. These physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, IPAs, hospitals, individual physicians and other health care providers. The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. The Company's HMOs generally utilize network, group and IPA models. In addition to these models, the Company's HMOs also contract directly with individual physicians and physician practices. Under these direct contracts, physicians are predominately reimbursed in accordance with an agreed upon fee schedule for actual health care services rendered to members.

PPO.   The Company offers PPO products which include certain attributes of managed care; however, a PPO is similar to conventional indemnity health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider. In a PPO, the member is encouraged, through benefit design that includes cost sharing and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a higher coinsurance plus a portion of the provider's fees as in a conventional indemnity plan. The Company's PPO products are generally marketed in conjunction with the Company's HMO products. The Company's PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California and Louisiana. The PPO line of business comprised approximately 1% of the Company's total enrollment at December 31, 1999.

POS. The Company also offers a point of service ("POS") product which is designed for the large employer who is promoting single carrier consolidation and employee transition from PPO or indemnity product into managed care programs. This product combines the elements of an HMO with the elements of a conventional indemnity health insurance product by permitting members to participate in managed care but allowing them to choose, at the time services are required, to use providers not participating in the managed care network. Deductibles and copayments generally increase the out-of-pocket costs to the member if a non-participating provider is utilized. The POS line of business comprised approximately 1% of the Company's total enrollment at December 31, 1999.

Specialty Managed Care and Other Insurance Services. In addition to its commercial HMO operations, the Company offers a range of specialty
managed care and other insurance services.   The Company offers a number
of pharmacy programs including benefit design, formulary management, claims processing and mail order services for employers and their employees. Through MLH, the Company offers group life and accidental death and dismemberment insurance products.

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

Since January 1995, the Indiana HMO has provided HMO services to Medicaid
recipients in the northern and southern regions of Indiana.    The State
of Indiana has awarded the Indiana HMO new two year contracts for the northern and southern regions commencing January 1, 1999. Effective January 1997 the Indiana HMO entered into a two year contract with the State of Indiana to provide HMO services to Medicaid recipients in the central region of Indiana. This contract was renewed by the State of Indiana for the 2000 year. As of December 31, 1999 the Medicaid program comprised approximately 61,700 members of the Indiana HMO's total enrollment. The Medicaid membership in the northern, and southern regions as of December 31, 1999 approximated 45,400 members and 16,300 members, respectively. The Indiana HMO did not have any membership in the central region as of December 31, 1999; however, effective March 2000 the Indiana HMO had enrolled approximately 1,100 members.

In 1996 the State of California began implementation of a new mandatory Medicaid managed care program which resulted in a publicly-sponsored health plan being established in Los Angeles County to serve the Medicaid population ("L.A. Care Health Plan"). L.A. Care Health Plan and Foundation Health (the commercial health plan) have both contracted with the State of California for this new managed care program. The California HMO has contracted for a three year term with L.A. Care Health Plan to provide HMO services under this program through April 2000. This program, which was designed in part as a replacement to the Medicaid fee for service and managed care programs in Los Angeles County, became operational during 1997. Effective January 1998 Medi-Cal beneficiaries with a mandatory enrollment code within certain aid categories were required to choose between the two authorized health plans. Those beneficiaries who made no choice were assigned to either L.A. Care Health Plan or Foundation Health. Beneficiaries assigned to L.A. Care Health Plan in turn were allocated among its subcontracting health plans including the Company's California HMO during this phase-in period. This new program has been fully implemented as of the fourth quarter of 1998.

As of December 31, 1999 the Los Angeles County Medicaid program comprised approximately 89,000 members of the California HMO's total enrollment. Although the Company cannot be certain at this point in time of the effects from the ongoing operation of this program, it believes the California HMO will be awarded a new three year contract by L.A. Care Health Plan effective May 1, 2000 and the Los Angeles County Medicaid membership of the California HMO will remain relatively consistent in 2000 with the current membership level.

Effective July 1, 1997 the California HMO signed an agreement with Molina Medical Centers ("MMC") which assigned MMC's Medi-Cal contracts for the provision of services in San Bernardino and Riverside Counties (the "San Bernardino/Riverside Contract") and Sacramento County (the "Sacramento Contract") with the State of California to Maxicare. The California HMO entered into an agreement with MMC as a provider in those service areas effective July 1, 1997. As of December 31, 1998, the San Bernardino/Riverside Contract comprised approximately 11,100 members and the Sacramento Contract comprised approximately 20,000 members.

The State of California fully implemented in 1999 a new mandatory managed care program in the San Bernardino and Riverside Counties. Under this new program, the State of California has contracted on a multi-year basis with MMC as the commercial health plan and a publicly-sponsored health plan to provide HMO services to Medicaid recipients. This new program was designed in part as a replacement to the Medicaid fee for service and managed care programs in San Bernardino and Riverside Counties and upon transition to this new program the San Bernardino/Riverside Contract assigned to the Company was effectively discontinued upon the completion of the transition process. Effective September 30, 1999 the transition process was completed, and accordingly, the California HMO ceased to service Medicaid members in San Bernardino and Riverside Counties.

The California HMO arranged for the provision of services under the Sacramento Contract through the contract expiration date of December 31, 1998. The State of California solicited bids for a two-year contract period commencing January 1, 1999 for Sacramento County and the California HMO was successful in securing an award for a new two-year contract. The California HMO has arrangements with MMC and other providers for the provision of health care services in Sacramento County. As of December 31, 1999 the Sacramento Contract comprised approximately 19,700 members of the California HMO's total membership.

Medicare. The Company has entered into federally sponsored one year Medicare+Choice contracts to provide prepaid healthcare services to Medicare beneficiaries in California, Indiana and Louisiana. The programs, known as MAX 65 plus, provide Medicare recipients basic benefits defined by HCFA and preventive services not available under traditional fee for service Medicare for little or no out-of-pocket expense. MAX 65 plus pays all coinsurance and deductible amounts the recipient would have paid under standard Medicare coverage. The Company's Louisiana HMO contract for the provision of prepaid health care services through the MAX 65 plus program became operational in October 1999. The MAX 65 plus programs comprised approximately 4% of the Company's total enrollment as of December 31, 1999. (See "Item 1. Business - Government Regulation").

Health Care Services

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

The Company's HMOs contract for hospital services directly with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. The Company's HMOs also contract through capitation arrangements with IPAs, medical groups or other contracting entities for the provision of hospital services in addition to capitated physician services. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and/or the Company's HMOs and must take place in hospitals contracted with the Company's HMOs. When HMO members encounter emergency situations requiring medical care by physicians or hospitals that are not contracted with the Company's HMOs or are out of area, the Company's HMOs generally assume financial responsibility for the cost of medically necessary care.

The Company's HMOs arrange for the delivery of health care services to their members primarily through a capitated network. As of January 1999 and January 2000 approximately 87% and 80%, respectively, of the members of the Company's continuing HMOs receive their health care services through a capitated provider arrangement for both physician and hospital services. The Company's HMOs perform various assessment and oversight activities with respect to health care providers contracted under capitation arrangements. These activities include assessments regarding member access to health care services, quality of service and care provided to the members, administrative and financial management expertise of the providers, and provider stability and solvency.

The Indiana HMO has an exclusive capitated contract arrangement with Managed Health Services, Inc. through December 31, 2000 in the northern and southern regions for the provision of health care services to approximately 61,700 Medicaid members who represent 13.2% of the Company's total membership as of December 31, 1999 and 33.7% of the Indiana HMO's total membership at December 31, 1999. The Indiana HMO has a multi-year capitated contract arrangement with Indiana ProHealth Network, Inc. for the provision of physician and hospital services to approximately 21,300 commercial members and 2,500 Medicare members which in the aggregate represents 5.1% of the Company's total membership as of December 31, 1999 and 13.6% of the Indiana HMO's total membership as of December 31, 1999. The California HMO has a multi-year capitated contract arrangement with Chauduri Medical Corporation for the provision of physician services to approximately 24,000 commercial members, 1,100 Medicare members and 4,100 Medicaid members which in the aggregate represents 6.3% of the Company's total membership as of December 31, 1999 and 10.5% of the California HMO's total membership at December 31, 1999. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs an evaluation of an HMO's operations with respect to standards established for quality assurance, preventive health services, utilization management, reporting, members' rights, as well as other factors. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. After an NCQA review is completed, NCQA will issue one of four designations. These are (i) accreditation for three years; (ii) accreditation for one year; (iii) provisional accreditation for twelve to eighteen months to correct certain matters with a follow-up review to determine qualification for accreditation; and
(iv) not accredited. In February 1999, the Company's Indiana HMO was awarded a one year accreditation. In February 2000, the Indiana HMO underwent a re-review by NCQA, the results of which are not expected to
be released until the second quarter of 2000.   The California HMO is
scheduled for an initial accreditation review in March 2000. The Louisiana HMO is also in the process of preparing for NCQA accreditation.

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

The Company manages health care costs primarily through contractual arrangements with health care providers who share the risk of certain health care costs. The Company's HMOs arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. For the year ended December 31, 1998 and 1999 approximately 87% and 80%, respectively, of the members of the Company's continuing HMOs received their health care services through a capitated provider arrangement for both physician and hospital services. For the year ended December 31, 1998 and 1999 physician and hospital capitation for the Company's continuing HMOs represented approximately 76% and 73%, respectively of the total corresponding health care costs. During 1999 the Company assumed increased risk for hospital services that were previously provided through capitated arrangements. A primary factor contributing to this shift in risk was the assumption by the California HMO of hospital services risk formerly capitated with MedPartners Provider Network, Inc. (see "Item 1. Business - Risks and Cautionary Statements - MedPartners Provider Network, Inc.").

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

Marketing

The Company markets its commercial product to employers or other groups through direct selling efforts and through contacts with insurance brokers and consultants. Commercial members typically join the Company's HMOs through an employer, who pays all or most of the monthly premium.
In many instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those operated by the Company. The Company's PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once the Company's relationship with the employer is established, marketing efforts are then focused on the employees of these employers. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. As of January 31, 2000, approximately 60% of the Company's commercial members had selected their desired health care coverage for the ensuing annual period. The Company's commercial membership is widely diverse, with no commercial employer group comprising 10% or more of the Company's total commercial enrollment with the exception of the State of Indiana employer group which has approximately 10.9% of the Company's commercial members as of December 31, 1999. The Company's 10 largest employer groups acccounted for approximately 33.1% of the Company's commercial members as of December 31, 1999. The Company's HMOs were offered by approximately 1,230 commercial employer groups as of December 31, 1999.

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

Management Information Systems

All of the Company's HMOs are currently linked through a network of data lines to the corporate data center, allowing the Company to prepare and distribute management, accounting and health care services reports (including eligibility, billing, capitation, claims information and utilization reports) on an ongoing basis. System generated reports contain budgeted and actual monthly cost and utilization statistics relating to physician initiated services and hospitalization. Hospital utilization management reports, which are available on a daily basis, are further analyzed by the type of service, days paid, and actual and average length and cost of stay by type of admission. The Company's systems also support efficient transfer of information with providers and employer groups. The Company is currently in the process of a comprehensive evaluation of its information technology, data retrieval and management information systems with a view towards enhancing and upgrading its systems capabilities and improving operating efficiencies.

The Company has undergone a Year 2000 readiness program to upgrade and test its systems in preparation for the year 2000 and to assess Year 2000 issues relative to its computing information systems and related business processes. The Company did not experience any disruption to its computing information systems effective with the year 2000 and through March 24, 2000. There can be no assurance, however, that the Company will not experience Year 2000 disruptions or operational issues including those as a result of the Company's vendors and customers.(See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information - Year 2000"). The corporate data center is located in Los Angeles.

Competition

Both the health care industry as a whole and the managed care industry in particular are increasingly competitive in all markets. HMOs operating in this highly competitive industry are subject to significant market-place changes from business consolidations, new and emerging strategic alliances, consumer initiatives and legislative reform. The Company competes in its regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure. In addition, the Company competes with other HMOs and PPOs for quality health care providers including physician groups, specialists and hospitals. Many of these competitors are significantly larger and/or have greater financial resources than the Company. The level of competition varies from area to area depending on the variety and relative market share of indemnity insurance, HMO, POS and PPO health care services offered. The Company also faces competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which the Company operates, is served by a significant number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members and market share in the Company's markets has resulted in an increase in price competition and a corresponding increase in the difficulty of maintaining margins and market share.

The Company believes that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to employers, members and providers. Competition may result in pressure to reduce premium rates or limit the growth potential of HMOs in a particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, resulting in market pressures for the Company to keep its rates competitive. In addition to the above, the Company has recently faced increased competition from health care providers offering not only HMO services but PPO, POS and other health care services as well. In an effort to remain competitive, the Company offers a variety of health care services, including PPO and POS and is actively exploring offering more cost effective benefit plans and other services; however, due to competitive pressures it has become increasingly difficult to maintain profitable margins amongst certain blocks of business and/or geographic areas. In 1999, the Company's lack of market share and inability to improve margins necessitated its withdrawal from the commercial line of business in Sacramento.

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

The California HMO is subject to state regulation principally by the California Department of Corporations under the Knox-Keene Act. In 1999, California enacted a law transferring jurisdiction of the Knox-Keene Act to a new agency, the Department of Managed Care, which is anticipated to become effective no later than July 1, 2000.

MLH and the Company's Indiana and Louisiana HMOs are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business activities. Certain state insurance holding company laws and regulations require prior regulatory approval of, or in certain circumstances, prior notice of, certain transactions between the regulated companies and their affiliates.

The Company's HMOs have Medicare risk contracts which are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with contract terms, regulations and laws governing the use of federal funds and to monitor the quality of care being rendered to the HMO's enrollees. HCFA also has the right to terminate the Company's Medicare contracts if the Company fails to meet established compliance standards. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other requirements of the Medicaid program.

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

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretations of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. The Company is unable to predict what regulatory changes may occur or what may be the impact on the Company of any particular change. In addition, the issue of health care reform on both a state and federal level continues to undergo discussion and examination within both the public and private sectors. Although the concept of managed care appears to be an integral part of many proposals, the Company cannot determine the effect, if any, these proposals or other reforms, if enacted, may have on the business or operations of the Company. The Company believes that it would benefit from legislative proposals encouraging the use of managed health care; however, there can be no assurance that the enactment of any such regulatory or legislative change would not materially and adversely affect the Company's financial position, results of operations, or cash flows. Although the Company intends to maintain its continuing HMOs' federal qualifications, state licenses, Medicare and Medicaid contracts, there can be no assurance that it can do so. The Company believes that it is currently in compliance in all material respects with the various federal and state regulations and contractual requirements applicable to its continuing operations (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

Business Risks and Cautionary Statements

The Company is faced with various risks and uncertainties to its operations which include a variety of factors that may have a material effect on its operating results. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information").

Health Care Costs -

The Company's results of operations are significantly impacted by the Company's ability to estimate and manage future health care costs over the related premium period. Many factors may adversely impact the Company's ability to estimate and manage future health care costs including increased utilization, high dollar claims, inflation, catastrophic events, epidemics, new mandated benefits, new technologies and health care practices, and inability to secure cost effective provider compensation arrangements.

Pharmaceutical Costs -

Prescription drug costs continue to rise at a rate in excess of most other health care services. Although the Company has implemented strategies to mitigate this cost trend there can be no assurance that the Company will be able to effectively manage this increasing trend or successfully recoup the increasing costs thereof.

Claims Reserves -

The Company's claims reserves are estimates of incurred health care costs based upon various assumptions and environmental factors. Given the inherent variability of such estimates, the actual development of such reserves could be materially different from amounts provided.

Health Care Provider Network -

The Company's marketability and profitability is dependent, in large part, upon its ability to attract and contract on a cost effective basis with hospitals, medical groups, physicians and other provider contracting entities. The Company contracts with providers and other provider contracting entities primarily through capitation arrangements. The inability of contracted provider entities to properly manage costs under capitation arrangements can result in financial instability and insolvency of such providers resulting in the termination of their relationship with the Company, and subject the Company to possible liability of unpaid claims. In addition, the potential loss of capitation arrangements subjects the Company to increased financial risk related to health care costs.

Competition and Marketing -

The Company operates in an environment where many of its competitors enjoy greater market share and greater capital resources. Competitive pressures have in the past and may continue to adversely affect the Company's ability to retain or increase its customer base, limit its pricing flexibility, and maintain or improve operating margins.

Concentration of Business -

The Company's Medicaid and Medicare lines of business are subject to the Company's ongoing ability to secure contracts with the respective contracting entities. In addition, the governmental programs are subject to extensive federal and state regulation. The Company's Medicaid and Medicare premium revenues represented approximately 28.5% and 12.9%, respectively, of the Company's total premium revenues for 1999. A failure to retain one or more of the largest governmental contracts could have a material adverse effect on the Company's business and operations.

Management Information Systems -

The Company's business operations are significantly dependent on the functionality and effectiveness of its management information systems. The Company is presently assessing various alternative initiatives regarding the implementation of significant system enhancements and/or conversions including internet-based systems. Any significant problems resulting from the implementation of such initiatives and/or conversions could result in a material adverse impact on the Company's business processes, customer and provider relationships, results of operations and financial condition.

Administrative and Management Structure -

An element of the Company's business strategy is to ensure its operations maintain an efficient administrative cost structure. However, the implementation of various business strategies such as the introduction of new products, geographic and/or service area expansion, information system enhancements and improved workflow processes involve operational challenges and the risk of unanticipated costs and related impact to the Company's workforce.

Governmental Regulation; Federal and State Legislation -

The health care industry is subject to extensive regulation, including, but not limited to requirements related to licensing, policy benefits design, member disclosure and enrollment, cash reserves, net worth and restrictions on dividending. In addition, the Company is subject to various reviews and audits regarding compliance with applicable laws and regulations. Future changes related to pending legislation or regulation could have a material adverse impact on the Company's business.

Litigation -

The Company is subject to various legal actions, including claims disputes with providers, breach of contract actions, and other matters primarily related to contractual arrangements of the Company. An adverse determination in one or more of these litigations could have a material adverse effect on the Company's business and operations (see "Item 3. Legal Proceedings").

MedPartners Provider Network, Inc. -

The Company's California HMO had a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of Caremark Rx, Inc., formerly know as Medpartners, Inc. ("MedPartners"), that as of June 30, 1999 provided health care services to approximately 29,700 commercial members, 1,800 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN; and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (the "Bankruptcy Court") for the Central District of California (the "DOC Actions"). In connection with MPN's Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. Under an amended and restated settlement agreement among the DOC, MPN and MedPartners (the "Global Settlement"), MedPartners agreed to fund, subject to the satisfaction of certain conditions and funding commitment limitations, MPN's liabilities to its providers and liabilities of MedPartners' affiliated medical groups. The Global Settlement provided for the sale of MedPartners California physician practice groups (the "California Operations"). As of mid August 1999, MedPartners had completed the sales of its California Operations. In connection with the sale of certain of the California Operations, the Company's California HMO and other California HMOs have been asked to collectively loan $12 million for the benefit of the purchaser (the "Plan Loan") to assure that the purchaser has adequate working capital and that continuity of care can be maintained. If consented to, the California HMO's share of the Plan Loan would be approximately $500,000 and would depend on an acceptable agreement being reached on the terms and conditions for the Plan Loan by and among the California HMOs, Medpartners and the purchaser. The terms and provisions of the Plan Loan are subject to negotiations among the parties to the Plan Loan and have not been finalized. The Company has not yet determined if the California HMO will participate in such proposed Plan Loan.

Effective June 1, 1999 the California HMO assumed the financial risk for hospital services provided to its members assigned to MPN. MPN has filed a plan of reorganization with the Bankruptcy Court on November 5, 1999 (the "Proposed Plan"). The Proposed Plan has not been approved by MPN's creditors or the Bankruptcy Court. The Company cannot state what adverse effect, if any, the Proposed Plan will have on the Global Settlement. Neither the effect of the DOC Actions, the Global Settlement, the Proposed Plan nor the Company's potential business and financial risks associated with its contractual arrangement with MPN is known at this point in time; however, the effect of these risks could have a material adverse effect on the Company's operations, financial position, results of operations and cash flows.

History

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

The Rights shall attach to all common shares held by the Company's shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock that are newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The rights will expire on February 23, 2008. The Company may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company's Common Stock. Heartland Advisors, Inc. ("Heartland") was the beneficial owner of approximately 18.5% of the Company's Common Stock as of the date the Rights Plan was adopted and was "grandfathered" with respect to their existing position, including allowance for certain small incremental additions thereto. As of December 31, 1999, Heartland was the beneficial owner of 19.8% of the Company's Common Stock. In addition, in 1999 the Board waived the implementation of the Rights Plan in connection with Snyder Capital Management, L.P.'s ("SCMLP") acquiring beneficial ownership of up to 20% of the Company's Common Stock. As of December 31, 1999, SCMLP was the beneficial owner of 19.5% of the Company's Common Stock (see "Item 12. Security Ownership of Certain Beneficial Owners and Management").

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

In response to the Dupee Consent Solicitation, the Board filed an opposition preliminary consent solicitation with the SEC, filed answers and counterclaims in the Dupee Litigations, and, in March 1998 amended certain provisions of the Bylaws (the "March Bylaw Amendments"). The effect of the March Bylaw Amendments was to make the adoption of the Dupee Proposals more difficult. When the March Bylaw Amendments were added, the Board also amended Mr. Ratican's employment agreement and the Company's Supplemental Executive Retirement Plan. (See "Item 11. Executive Compensation - Ratican Employment Agreements and Supplemental Executive Retirement Plan").

Prior to either the Company or Mr. Dupee sending definitive consent solicitation material to the shareholders, Mr. Dupee and certain entities affiliated with the Dupee Consent Solicitation (the "Dupee Group"), entered into a settlement agreement with the Company dated May 8, 1998 (the "Settlement Agreement") pursuant to which Mr. Dupee terminated the Dupee Consent Solicitation. In accordance with the Settlement Agreement, the Board authorized an increase in the number of directors to serve on the Board from seven to nine. The three vacancies (one existed prior to the increase by the Board) were filled by Messrs. Paul R. Dupee, Jr., Robert M. Davies and Elwood I. Kleaver, Jr. In addition, Mr. Dupee became a member of the Company's Executive Committee which was expanded to four members. Messrs. Dupee and Kleaver were classified as Class II directors and as Nominees for the 1998 Annual Meeting of Shareholders. Mr. Davies has been classified as a Class I director with a term which will expire in 2000. In addition, the members of the Dupee Group agreed not to initiate or support any written consent or other shareholder solicitations for a special meeting prior to the 1999 Annual Meeting of Shareholders. Pursuant to the Settlement Agreement, the Company scheduled the 1998 Annual Meeting of Shareholders for July 30, 1998 and agreed to hold the 1999 Annual Meeting of Shareholders no later than June 30, 1999 (the "Termination Date").

Under the Settlement Agreement, the Dupee Litigations have been dismissed with prejudice, provided, that such dismissals shall not preclude a claim arising from any action or failure to take any action on and after May 8, 1998 by the Company, the Board, Mr. Dupee, or any other current or future shareholder of the Company. Pursuant to the Settlement Agreement, the Company agreed not to take certain actions with respect to the issuance of its voting securities prior to the Termination Date.

The Company's 1998 Annual Meeting of Shareholders was held on July 30, 1998 at which the Company's shareholders approved by ballot and by proxy all five proposals provided for in the Settlement Agreement, including the election of three new Directors, Ms. Florence F. Courtright, Mr. Paul
R. Dupee, Jr. and Mr. Elwood I. Kleaver, Jr. to serve until the year 2001 Annual Meeting of Shareholders. The Company's shareholders also approved an amendment to the Rights Plan to eliminate the "dead hand" (continuing Directors) provision of the Rights Plan and agreed to the reimbursement for an aggregate of $444,135 representing certain expenses incurred by Mr. Dupee and others in connection with the Dupee Consent Solicitation. The Company's shareholders also adopted certain amendments to the Company's Certificate of Incorporation and Bylaws which were agreed to in the Settlement Agreement.

Employees

As of December 31, 1999 the Company employed approximately 500 full-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining arrangement. The Company believes its employee relations are good.

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company at December 31, 1999 were as follows:


     Name                     	Age               Position

Paul R. Dupee, Jr.		56			Chairman of the Board of
					Directors, Chief Executive
					Officer

Richard A. Link		45			Chief Operating Officer,
					Chief Financial Officer,
					Executive Vice President -
					Finance and Administration

Alan D. Bloom             	53			Senior Vice President,
                           				Secretary and General
					Counsel

Patricia A. Fitzpatrick		48			Treasurer

Warren D. Foon		43			Vice President, General
					Manager - Maxicare
					California

Kenneth D. Kubisty		34			Acting Vice President,
					General Manager -
					Maxicare Indiana

Sanford N. Lewis		56			Vice President -
					Administrative Services

George H. Bigelow		57			Director

Claude S. Brinegar		73			Director

Florence F. Courtright		68			Director

Robert M. Davies		49			Director

Thomas W. Field, Jr.		66			Director

Elwood I. Kleaver, Jr.		57			Director

Charles E. Lewis, M.D.		71			Director

Simon J. Whitmey		53			Director

Paul R. Dupee, Jr. was appointed Chairman of the Board of Directors in June 1999 and Chief Executive Officer of the Company in August 1999. For more than five years prior hereto, Mr. Dupee has been a private investor. He has served as a Director of the Lynton Group, Inc. since 1996 and has been Chairman since 1998. From 1986 through 1996, Mr. Dupee was Director and Vice Chairman of the Boston Celtics Limited Partnership, which owns the National Basketball Association team, the Boston Celtics. Mr. Dupee has been a director of the Company since May 1998.

Richard A. Link was appointed Chief Operating Officer in August 1999 in addition to his appointment as Chief Financial Officer, Executive Vice President - Finance and Administration of the Company in December 1997. Mr. Link served as Chief Accounting Officer and Senior Vice President - Accounting of the Company from September 1988 to December 1997. He has a Bachelor's degree in Business Administration from the University of Southern California and is a certified public accountant.

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

Kenneth D. Kubisty was appointed Acting Vice President, General Manager of Maxicare Indiana, Inc. in November 1999. Mr. Kubisty served as Director of Governmental Programs and Provider Relations from April 1998 through October 1999. Prior to joining Maxicare, Mr. Kubisty served as a provider services manager for Managed Care Solutions, Inc. from March
1997 through March 1998 and served as a policy analyst   for the state of
Indiana's Medicaid managed care program from June 1996 through March 1997. Prior to June 1996 Mr. Kubisty pursued undergraduate and graduate studies and received a Master of Health Administration degree from Indiana University and a Bachelor of Arts in Health Management from the Governors State University.

Sanford N. Lewis was appointed Vice President - Administrative Services of the Company in February 1996. He was Associate Vice President - Underwriting from July 1993 to January 1996 and prior to that National Director Data Control. Mr. Lewis has been with the Company since 1987.

George H. Bigelow has been a managing member of Americana Group, LLC, a real estate investment advisor since January 1998. Previously, he was the President, Chief Operating Officer and Director of Americana Hotels and Realty Corporation, a publicly traded real estate investment trust located in Boston, Massachusetts, from 1986 to 1998 and he became Chief Financial Officer in March 1997. Mr. Bigelow has been a director of the Company since June 1999.

Claude S. Brinegar is the retired Vice Chairman of the board of directors and Chief Financial Officer of Unocal Corporation. Prior to his retirement Mr. Brinegar had been with Unocal for 39 years. Mr. Brinegar is currently a member of the board of directors of CSX Corporation and served on the board of directors of Conrail, Inc. from 1990 to 1998. Mr. Brinegar has been a director of the Company since June 1991.

Florence F. Courtright has been a private investor for more than the last five years. She is a founding Limited Partner of Bainco International Investors, l.p. and a Trustee of Loyola Marymount University. Further, Ms. Courtright is the former co-owner of the Beverly Wilshire Hotel. Ms. Courtright has been a director of the Company since November 1993.

Robert M. Davies has been Managing Director of The Menai Group LLC, a merchant banking firm since April 1998. Mr. Davies was the Vice President of Wexford Capital Corporation, an investment manager to several private investment funds, from 1994 to March 1997. From September 1993 to May 1994 he was Managing Director of Steinhardt Enterprises, Inc., an investment company, and from 1987 to August 1993 he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a Director and Chairman of Oakhurst Company, Inc., a Director of its majority-owned subsidiary, Steel City Products, Inc. and a Director of Industrial Acoustics Company, Inc. Mr. Davies has been a director of the Company since May 1998.

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

Elwood I. Kleaver, Jr. served as Interim Chief Operating Officer of the Company from April 1999 through July 1999. He has been a private investor and self-employed health care consultant specializing in turnaround situations. He also serves as the President and Director of Alcohol Detection Services LLC ("ADS"), a start-up biotech company, and is a Director of Independent Care and Harmony Health Plan, HMOs specializing in care to the chronically disabled and Medicaid beneficiaries, respectively. In 1995, Mr. Kleaver became an officer and Director of Early Detection, Inc. ("EDI"), a start-up biotech company which in 1998 underwent liquidation under Chapter 128 of the Wisconsin law. ADS is the successor of the operations formerly operated by EDI. From January 1993 through January 1995, Mr. Kleaver was President and Director of CareNetwork, a Wisconsin based HMO. Mr. Kleaver has been a director of the Company since May 1998.

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

Simon J. Whitmey has served as President and Chief Executive Officer of Acralight, Inc., a privately owned California corporation (and a California licensed contractor) that manufactures and installs glazing systems since 1995. Mr. Whitmey was self-employed as a real estate developer from 1992 to 1995. Mr. Whitmey has been a director of the Company since June 1999.


The Board of Directors (the "Board") is classified into Class I, Class II and Class III directors. Class I directors include Dr. Lewis, Mr. Brinegar and Mr. Davies and they will serve until the 2000 annual meeting of stockholders and until their successors are duly qualified and elected. Class II directors include Ms. Courtright, Mr. Dupee and Mr. Kleaver and they will serve until the 2001 annual meeting of stockholders and until their successors are duly qualified and elected. Class III directors include Mr. Bigelow, Mr. Field and Mr. Whitmey and they will serve until the 2002 annual meeting of stockholders and until their successors are duly qualified and elected. Officers are elected annually and serve at the pleasure of the Board, subject to all rights, if any, under certain contracts of employment (see "Item 11. Executive Compensation").

Item 2.  Properties

The Company's operating facilities are held through leaseholds. At December 31, 1999, the Company leased approximately 212,000 square feet at 13 locations with an aggregate current monthly rental expense of approximately $174,000. These leases have remaining terms of up to 4 years. The Company's leased properties include administrative locations for its HMOs and corporate facilities and other miscellaneous facilities.

In June 1994, and effective as of that date, the Company entered into a lease with a term of 72 months for new office space in Los Angeles for its corporate and California HMO operations. Effective June 1999, the Company amended the lease agreement with a 36 month term through May 2002. (the "1999 Amended Lease"). The 1999 Amended Lease is for approximately 83,000 square feet with a monthly rental expense of approximately $81,000 excluding the Company's percentage share of all increases in the landlord's operating cost of the building.

Item 3.  Legal Proceedings

a.	ALPHA HEALTH SYSTEMS, INC. AND CALIFORNIA FAMILY CARE SERVICES, INC.

1.  Arbitration Proceedings

On or about November 20, 1998 California Family Care Services, Inc.,("Cal") and Alpha Health Systems, Inc. ("Alpha") each filed a separate Demand For Arbitration (collectively, the "First Demands") with the American Arbitration Association ("AAA") in Los Angeles, California, seeking arbitration of a breach of contract dispute with Maxicare, a California corporation ("California Plan"), the Company's California subsidiary. At the time the First Demands were filed with the AAA, Cal and Alpha were participating providers in the California Plan's Los Angeles County Medi-Cal program pursuant to their Medi-Cal provider contracts with the California Plan ("Provider Agreement"). In the First Demands Cal and Alpha contended that the California Plan: (a) overcharged them for stop loss coverage and administrative fees; (b) miscalculated capitation payments paid to them for the month of May 1997; (c) failed to submit adequate documentation for pharmacy charges; and (d) caused them to lose revenue because of administrative delays in credentialing physicians and performing physician site evaluations and because the California Plan failed to offer them as health care providers to the California Plan's commercial members ("Allegations"). Cal and Alpha also requested in the First Demands that the arbitrators determine whether, by reason of the Allegations, the California Plan breached the covenant of good faith and fair dealing or statutes and regulations to which the California Plan is subject. In the First Demands compensatory damages were claimed in the approximate amounts of $3.9 million and $4.2 million, for Cal and Alpha respectively, and pre and post arbitration award
interest and attorneys' fees were also sought.   In January 1998 the
California Plan filed a motion to dismiss each of the arbitration proceedings on the grounds that the First Demands were untimely under the arbitration provisions contained in Cal and Alpha's respective provider contracts with the California Plan.

In August 1999 the California Plan terminated its separate Provider Agreements with Cal and Alpha as a result of their material breaches of the agreements. In December 1999, Cal and Alpha each served a pre-arbitration notice of dispute ("Dispute Notices") and demands for indemnification ("Indemnification Demands") on the California Plan. In the Dispute Notices Cal and Alpha notified the California Plan of disputes involving, among other things, (i) overcharges in administrative fees; (ii) the failure to pay capitation increases; (iii) the cancellation of the Provider Agreements without cause and in bad faith resulting in lost revenue; (iv) a loss of revenue due to a refusal to grow Alpha's lives base in conformity to other networks; (v) the termination of the Provider Agreements in bad faith and without cause, resulting in costs of rebuilding the network to pre-termination size; and
(vi) indemnification for damages for which Cal and Alpha may be liable, alleged to be the result of the California Plan's purported breaches and wrongful cancellation of the Provider Agreements. In the Dispute Notices Cal and Alpha claim unpaid capitation, lost revenue and other damages in the respective amounts of $80 million and $76 million. In the Indemnification Demands Cal and Alpha seek indemnification for the same items identified in the Dispute Notices. In January 2000 the California Plan responded to the Dispute Notices and the Indemnification Demands and denied all of the allegations set forth in the Dispute Notices and Indemnification Demands. The California Plan also denied that it is obligated, liable, or indebted to Cal or Alpha in any amount on account of the issues, matters, or claims purported to be set forth in the Dispute Notices.

By ruling dated January 24, 2000 the arbitrator in the Cal arbitration granted the California Plan's motion to dismiss the arbitration initiated by the filing of the Cal First Demand with prejudice ("Dismissal Ruling"). On or about March 17, 2000, the California Plan received a demand for arbitration dated March 12, 2000, asserting a claim based on the Cal Dispute Notice

By ruling dated January 31, 2000 the Alpha arbitrator denied the California Plan's motion to dismiss the arbitration initiated by the filing of the Alpha First Demand. Following the arbitrator's ruling the California Plan filed its answer and counterclaims in the Alpha arbitration. Alpha has objected to the California Plan's answer and counterclaims contending they are untimely and that the California Plan's counterclaims were filed without the consent of the arbitrator. Alpha has also requested that the arbitrator give it leave to amend and update Alpha's First Demand to assert the claims identified in Alpha's Dispute
Notice.   The California Plan asserts that its answer was timely, the filing of its counter claims proper, and that Alpha's request to amend the Demand is inconsistent with the arbitration provision in the Provider Contract.

2.  State Court Proceedings

On December 3, 1998, Cal and Alpha filed a complaint in the Superior Court for Los Angeles County ("Superior Court") that named the California Plan as a defendant and asserted breach of contract, breach of the covenant of good faith and fair dealing, fraud, intentional interference with prospective economic advantage and negligence. No damages were specified in the complaint. (Case No. B.C. 201751). On January 25, 1999, the Superior Court granted the California Plan's motion to compel arbitration of the claims asserted in the complaint and ordered arbitration of such claims. The California Plan believes that at least certain of the breach of contract claims asserted in the complaint overlap with the claims asserted in First Demands. To the extent the breach of contract claims are encompassed in the dismissed Cal First Demand, such claims are barred by the Dismissal Ruling.

On August 5, 1999, Cal and Alpha filed a complaint with the Superior Court that named Mr. Warren Foon and Mr. Walter Gray, two of the California Plan's officers, as defendants, and asserted claims for conversion and interference with contract. On March 13, 2000 the Superior Court granted the California Plan's motion to stay the action and to compel arbitration of the claims asserted in the complaint on the ground that the claims were claims against the California Plan and directed that such claims be adjudicated through arbitration with the California Plan.

The Company believes that all of the claims asserted by Cal and Alpha in the arbitration proceedings and the State Court proceedings are without merit, intends vigorously to contest the claims in the arbitration proceedings and believes it will prevail in the arbitrations. Notwithstanding the foregoing, if there is an adverse determination in any material aspect of the arbitrations, such determination could have a material adverse effect on the Company.

b. CALIFORNIA MEDICAL ASSOCIATION

On July 15, 1999, the California Medical Association, a California nonprofit corporation ("CMA"), commenced an action in San Diego County Superior Court against seven California HMOs and the Company (the "Defendants"), entitled: "California Medical Association, California nonprofit corporation, Plaintiff, v. Aetna U.S. Healthcare, Blue Cross of California, Blue Shield of California, Healthnet, Maxicare Health Plans,

Inc., Pacificare of California, Prudential Healthcare, United Health Care of California, Inc., and DOES 1-100, Defendants" (the "Action")(Case No. 732614). The Defendants have entered into a joint defense agreement among themselves which, among other things, permits the sharing of crucial information relating to the defense of the Action on an attorney-client privileged basis.

The Defendants' joint demurrer to the first amended complaint was sustained by the Court pursuant to an order entered on January 7, 2000. On January 24, 2000 the CMA filed its second amended complaint in the Action asserting a quantum meruit claim against the Defendants ("Second Amended Complaint"). Pursuant to a stipulation the Company's California subsidiary, Maxicare, a California corporation ("California Plan"), was added as a named defendant and the Company was dismissed from the Action. In the Second Amended Complaint, the CMA purporting to sue as the assignee of certain physicians and physician medical groups, has asserted a claim for quantum meruit against the Defendants, to recover payment for medical services that were not paid by the purported intermediaries with which the physicians contracted. In the Action CMA seeks recovery from the Defendants even though the Defendants have paid the intermediaries and certain of the physicians' contracts with the purported intermediaries require that they only seek payment from the intermediaries. The CMA seeks approximately $270,000 in damages from the California Plan.

The Defendants, including the California Plan, have filed a joint demurrer to the Second Amended Complaint seeking dismissal of the complaint. The hearing on the joint demurrer is scheduled for April 7, 2000.

The Company believes that the Action is without merit, intends to contest the Action vigorously and believes it will prevail in the Action. Notwithstanding the foregoing, while the Company does not believe that an adverse determination in the Action in and of itself will have a material adverse effect on the Company, if a subsequent adverse appellate decision were to ensue and a multiplicity of similar claims from physicians and other providers were subsequently asserted against the California Plan, such claims could have a material adverse effect on the Company.

c. MANAGED HEALTH SERVICES

On June 30, 1999, Maxicare Indiana, Inc. ("Maxicare Indiana"), a wholly-owned subsidiary of Maxicare Health Plans, Inc., received a "Written Notice of Dispute" from Coordinated Care Corporation of Indiana, Inc. d.b.a. Managed Health Services ("MHS") concerning a capitated contract arrangement between MHS and Maxicare Indiana, effective as of July 1, 1998, in which MHS agreed to administer Maxicare Indiana's Medicaid program for the Southern Region of Indiana (the "MHS Contract"). Thereafter, on August 31, 1999, MHS filed a Complaint in Marion Superior Court No. 11 in Indianapolis, Indiana against Maxicare Indiana under Cause No. 49D11 9908 CP001241 (the "Complaint").

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

MHS and Maxicare Indiana have entered into a settlement that fully resolves the claims at issue in MHS' Written Notice of Dispute and the Complaint. The settlement between MHS and Maxicare Indiana is comprised of an Amendment to the MHS Contract (the "Amendment") and a full Release Agreement (the "Release"). Pursuant to the Amendment, MHS specifically acknowledges and affirms that MHS will remain a party to the MHS Contract until the expiration of the regular term on December 31, 2000. The Amendment also calls for some slight modifications to the capitation payment terms, which will not have a material adverse effect on Maxicare Indiana. Under the Release between MHS and Maxicare Indiana the parties have completely released each other from all claims and liabilities arising from the factual and legal claims made in MHS' Written Notice of Dispute and the Complaint. The Release also states that the parties acknowledge that Maxicare Indiana admits no liability for the claims raised in MHS' Written Notice of Dispute and the Complaint, and that settlement was reached for the sole purpose of avoiding the time and expense associated with further litigation. As required under the release, MHS has stipulated to dismissal of the MHS Complaint, with prejudice. Accordingly, the Company will no longer be reporting on this matter.

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


No matter was submitted to a vote of security holders during the three months ended December 31, 1999.



PART II


Item 5.  Market for the Registrant's Common Stock and Related

         Stockholder Matters

(a) Market Information

The Company's Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the trading symbol MAXI.

The following table sets forth the high and low sale prices per share on Nasdaq. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

Common Stock	  Sale Price
		---------------
		 High	 Low
		------	------
1998	First Quarter	$13.13	$ 7.00

	Second Quarter	$12.63	$ 6.00

	Third Quarter	$ 8.81	$ 2.63

	Fourth Quarter	$ 6.81	$ 2.75

1999	First Quarter	$ 7.00	$ 3.81

	Second Quarter	$ 5.88	$ 3.75

	Third Quarter	$ 6.00	$ 4.25

	Fourth Quarter	$ 4.88	$ 2.31

(b) Holders

There were 17,150 holders of record of the Company's Common Stock as of December 31, 1999.

(c) Dividends

The Company has not paid any cash dividends on its Common Stock and has no current intention of doing so in the foreseeable future (see "Item 8.
- Financial Statements and Supplementary Data - Note 5 to the Company's Consolidated Financial Statements")

Item 6. Selected Financial Data

 	                                      For The Years Ended December 31,
                                     (Amounts in thousands except per share and
                                                membership data)
		                                              	 1999        1998	   1997	   1996       1995
	                                            		---------	---------	---------	---------	---------

REVENUES
	Premiums . . . . . . . . . . . . . . . .     $ 704,996	$ 727,220	$ 658,080	$ 554,970	$ 467,130
	Investment income. . . . . . . . . . . .         3,777	    5,403	    7,481	    6,528	    6,299
	Other income . . . . . . . . . . . . . .         4,865	    2,530	    5,743	    7,795	      214
                                            		---------   ---------	---------  ---------   ---------

TOTAL REVENUES . . . . . . . . . . . . . . .    713,638	  735,153	  671,304	  569,293   473,643
                                           			---------   ---------	---------  ---------   ---------
EXPENSES
	Health care expenses . . . . . . . . . .       652,274	  684,362	  630,869	  503,006   414,296
	Marketing, general and administrative
		expenses . . . . . . . . . . . . . . .         63,955    61,068    55,765	   48,850    44,051
	Depreciation and amortization. . . . . .         1,173       756       751     1,279     1,245
	Loss contracts, divestiture costs,
		litigation, management settlement and
		other charges (1). . . . . . . . . . .          8,500	   16,500     9,000
	                                           	---------	---------	---------	---------   ---------
TOTAL EXPENSES . . . . . . . . . . . . . . . 	  725,902	  762,686	  696,385	  553,135	   459,592
                                           		---------	---------	---------	---------	 ---------

INCOME (LOSS) FROM OPERATIONS. . . . . . . .    (12,264)  (27,533)  (25,081)   16,158	    14,051

INCOME TAX BENEFIT . . . . . . . . . . . . .    		     	    3,267	    3,625
                                          			---------	 --------- --------- ---------	 ---------
NET INCOME (LOSS). . . . . . . . . . . . . .	$ (12,264) $ (27,533)	$(25,081)$  19,42	 $  17,676
		                                          	========= 	=========	=========	==========	=========
NET INCOME (LOSS) PER COMMON SHARE:
Basic:
		Basic earnings (loss) per common share     $    (.68)	$  (1.54)	$  (1.40) $   1.11 $    1.09
	                                           	=========	 ========	 ========	 ========	=========
		Weighted average number of common shares
			outstanding  . . . . . . . . . . . . .       17,925		  17,928	   17,897	   17,520	   16,158

Diluted:
		Diluted earnings (loss) per common share   $    (.68) $   (1.54) $   (1.40)	$    1.05	$     .97
	                                           	=========	 ========	=========	=========	=========
		Weighted average number of common and
		  common dilutive potential shares
		  outstanding  . . . . . . . . . . . . .        17,925	   17,928	   17,897 	   18,415	    18,137

					At December 31,
				           ---------------

                                                  				1999	   1998	     1997	      1996	   1995
                                             				---------	---------	---------	---------	---------

BALANCE SHEET DATA:
	Total assets  . . . . . . . . . . . . . .     $ 133,215	$ 136,254	$ 167,422	$ 174,522	$ 152,836
	Total indebtedness (2)  . . . . . . . . .     $  90,059	$  83,298	$  86,386	$  68,276	$  68,131
	Shareholders' equity  . . . . . . . . . .     $  43,156	$  52,956	$  81,036	$ 106,246	$  84,705

MEMBERSHIP DATA:
	Number of members . . . . . . . . . . . .       466,600  	  512,000	  514,000	  423,000	  345,000

Notes to Selected Financial Data


The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

(1)	A $3.0 million charge for loss contracts related to the Carolinas commercial line of business and a $5.5 million charge for management settlement costs were recorded in the first quarter of 1999. A $10.0 million charge for loss contracts and divestiture costs and a $6.5 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve were recorded in the second and fourth quarters of 1998, respectively. A
$6.0 million litigation charge was recorded in the first quarter of 1997 as a result of a ruling by the Commonwealth of Pennsylvania
Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare in connection with the operation of a Medicaid managed care program from 1986 through 1989 by a subsidiary of the Company, and related litigation costs. A $3.0 million management restructuring charge was recorded in the fourth quarter of 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement. (See "Item 8. Financial Statements and Supplementary Data - Note 9 to the Company's Consolidated Financial Statements").

(2)	Includes long-term liabilities of $2,985, $565, $195, $511, and
$1,155, in 1999, 1998, 1997, 1996, and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition

        and Results of Operations

The year ended December 31, 1999 compared to the year ended
December 31, 1998

The Company reported a net loss of $12.3 million for the year ended December 31, 1999 which included a $3.0 million charge for loss contracts related to the Carolinas commercial line of business, a $5.5 million charge for management settlement costs and $4.1 million of other income from a litigation settlement, compared to a net loss of $27.5 million for 1998 which included a $12.5 million charge for loss contracts and divestiture costs related to health plans identified for disposition, a $2.0 million charge for litigation and a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated
provider arrangements.   Net loss per common share was $.68 for 1999
compared to a net loss per common share of $1.54 for 1998.

In 1999, the Company completed its restructuring program to exit unprofitable markets by asset sales or plan closings and concentrate on its continuing health care businesses in California, Indiana and Louisiana (the "continuing operations"). As of December 31, 1999, the continuing operations accounted for commercial membership of approximately 279,400 members, Medicaid membership of approximately 170,300 members and Medicare membership of approximately 16,900 members.

The Company is presently undergoing a strategic assessment which includes a variety of initiatives to improve the Company's market position, strengthen its medical management, claims payment administration and other critical business processes. In addition, the Company is presently assessing various alternative initiatives regarding the implementation of significant system enhancements and/or conversions including internet-based systems. The execution of this restructuring program may be dependent upon the Company's ability to secure additional capital financing and may result in restructuring costs to be incurred upon implementation.
Premium revenues for the year ended December 31, 1999 decreased by $22.2 million to $705.0 million, a decrease of 3.1% as compared to 1998. This decrease was a result of a $77.1 million decrease in premium revenues related to the Company's discontinued operations which have been fully divested as of September 30, 1999 offset in part by a $54.9 million increase in premium revenues related to the Company's continuing operations.

Commercial premiums for the year ended December 31, 1999 decreased $53.1 million to $412.5 million as compared to $465.6 million for 1998. The

Company's commercial premiums for its continuing operations increased by $12.7 million to $412.0 million for 1999 as compared to $399.3 million for 1998 primarily due to premium rate increases offset in part by a decrease in membership. The Company's commercial membership for its continuing operations of 279,400 members as of December 31, 1999 decreased by 3,900 members as compared to the prior year period primarily as a result of pricing discipline. The average commercial premium revenue per member per month ("PMPM") increased 6.5% as compared to 1998.

Medicaid premiums for the year ended December 31, 1999 decreased $3.3 million to $201.2 million as compared to $204.5 million for 1998. The Company's Medicaid premiums for its continuing operations increased by $8.0 million primarily as a result of premium rate increases in California and Indiana. As of December 31, 1999 the California and Indiana health plans had 108,600 and 61,700 Medicaid members, respectively as compared to 125,400 and 69,500 Medicaid members, respectively as of December 31, 1998. The decline in California is primarily attributable to the California health plan not having ongoing participation in the new managed care program in San Bernardino and Riverside counties which was fully implemented and transitioned effective September 30, 1999. The decline in Indiana is primarily attributable to the Indiana health plan not participating in the central region after January 1999 due to the loss of its capitated network provider. Effective March 2000 the Indiana health plan had restructured its provider network in the central region and had commenced enrollment of members. The average Medicaid premium PMPM for the continuing operations increased by 4.3%, primarily due to premium rate increases in California and Indiana.

Medicare premiums for the year ended December 31, 1999 increased $34.1 million to $91.3 million as compared to 1998 as a result of premium rate increases and membership growth in both the California and Indiana health plans and the start up of Medicare operations in the Company's Louisiana health plan. As of December 31, 1999 the California, Indiana and Louisiana health plans had 10,500, 5,800 and 600 Medicare members, respectively, representing an increase in membership of 6,000 from 1998 primarily as a result of growth in California. The average Medicare premium PMPM increased by 5.7% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the year ended December 31, 1999 decreased by $1.6 million to $3.8 million as compared to 1998 due to lower cash and investment balances as well as lower investment yields.

Health care expenses for the year ended December 31, 1999 were $652.3 million as compared to $684.4 million for 1998. This decrease of $32.1 million was primarily due to the decrease in health care expenses associated with the divestitures of the Company's Illinois, Wisconsin and Carolinas health plans offset in part by an increase to health care expenses as a result of growth in the continuing operations and an increase to pharmacy costs. Although prescription drug costs are expected to continue to rise, the Company continues to implement strategies to mitigate this trend through benefit design changes and enhanced procedures and controls to promote cost effective use of prescription drug benefits. Included in health care expenses for the year ended December 31, 1999 was a $6.0 million charge recorded in the fourth quarter to increase health care claims reserves.

Marketing, general and administrative ("M,G&A") expenses for the year ended December 31, 1999 increased $2.9 million to $64.0 million as compared to $61.1 million for 1998. M,G&A expenses for the year ended December 31, 1998 excluded approximately $3.7 million of maintenance and divestiture costs which were applied against the reserve for loss contracts and divestiture costs. Including the $3.7 million of maintenance costs, M,G&A expenses were 9.1% and 8.9% of premium revenues for the year ended December 31,1999 and 1998, respectively.

For the year ended December 31, 1999, the Company reported a provision for income taxes of $55,000 and an offsetting income tax benefit of $55,000 due to the Company increasing its deferred tax asset. For the year ended December 31, 1998, the Company reported a provision for income taxes of $106,000 and an offsetting income tax benefit of $106,000 due to the Company increasing its deferred tax asset. (See "Item 8. Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements").

The year ended December 31, 1998 compared to the year ended
December 31, 1997

The Company reported a net loss of $27.5 million for the year ended December 31, 1998 after recording charges of $16.5 million related to loss contracts and divestiture costs, litigation and provider insolvency/impairment costs. This compares to a net loss of $25.1 million for 1997 which included charges of $9.0 million related to litigation and management restructuring costs.

In December 1997, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Additionally, the Company initiated the restructuring of its commercial and Medicaid provider network arrangements in Southern Indiana to improve the operating margins in this region. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines. The Company's Carolinas health plans ceased providing commercial and Medicaid health care coverage as of March 31, 1999 and September 30, 1999, respectively.

The Company's reported loss of $27.5 million for 1998 was, among other factors, significantly impacted by the specific operations targeted in the Company's restructuring plan which was implemented in 1998. The significant factors contributing to the loss of $27.5 million were the following: 1) $22.3 million of losses associated with the Wisconsin, Illinois and Carolinas health plans, 2) $7.3 million of losses associated with the Southern Indiana Medicaid line of business (the provider network arrangement has been restructured effective July 1998 from a fee for service network to a capitated risk arrangement,, 3) $3.8 million of losses associated with the commercial line of business in Southern Indiana (as of January 1, 1999 the Indiana health plan is no longer providing health care coverage to the member base which generated these losses; accordingly, the Company has mitigated its ongoing financial risk in this marketplace), 4) $2.0 million provider insolvency/impairment charge, and 5) $1.2 million of costs associated with a shareholder action. In the aggregate these aforementioned factors accounted for approximately $36.6 million in losses for the year ended December 31, 1998 which were in part offset by other operating results of the Company.

Premium revenues for the year ended December 31, 1998 increased by $69.1 million to $727.2 million, an increase of 10.5% as compared to 1997. The Company's premium revenues for its continuing operations increased by $93.8 million as a result of premium rate increases and enrollment growth in the commercial, Medicaid and Medicare lines of business primarily generated by the California and Indiana health plans.

Commercial premiums for the year ended December 31, 1998 increased $8.0 million to $465.6 million as compared to $457.6 million for 1997. The Company's commercial premiums for its continuing operations increased by $28.9 million to $399.1 million for 1998 as compared to $370.2 million for 1997 primarily due to a 5.5% membership increase. The Company's commercial membership for its continuing operations of 283,300 members as of December 31, 1998 increased by 10,600 members as a result of increases in California, Indiana and Louisiana. The average commercial premium revenue per member per month ("PMPM") increased 2.2% as compared to 1997.

Medicaid premiums for the year ended December 31, 1998 increased $44.6 million to $204.5 million as compared to $159.9 million for 1997. The Company's Medicaid premiums for its continuing operations increased by $48.4 million as a result of premium rate increases in Los Angeles County and Sacramento and a 37.2% membership increase. As of December 31, 1998 the California and Indiana health plans had 125,400 and 69,500 members, respectively, representing an increase in membership of 30,200 from 1997 primarily as a result of the growth in Los Angeles County. The average Medicaid premium PMPM for the continuing operations decreased by 2.0% due to the greater membership growth in Los Angeles County which has a lower premium PMPM as compared to that of Indiana and other California counties.

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

Health care expenses for the year ended December 31, 1998 were $684.4 million as compared to $630.9 million for 1997. This increase in health care expenses was in part a result of growth in all continuing operations lines of business and an increase in pharmacy costs reduced by approximately $8.3 million of health care costs applied against the reserve for loss contracts and divestiture costs established in 1998. Although prescription drug costs are expected to continue to rise, this trend was somewhat mitigated by enhanced procedures and controls implemented from June 1998 through September 1998 to promote cost effective use of prescription drug benefits.

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

For the year ended December 31, 1998, the Company recorded $16.5 million of charges composed of 1) a $12.5 million charge for loss contracts and divestiture costs related to the discontinued health plans, 2) a $2.0 million litigation charge substantially related to the Company's former Illinois health plan and 3) a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated provider arrangements including the arrangement with MedPartners Provider Network, Inc. (see "Item 1. Business - Business Risks and Cautionary Statements - MedPartners Provider Network, Inc."). For the year ended December 31, 1997, the Company recorded $9.0 million of charges composed of 1) a $6.0 million litigation charge as a result of a ruling by the Commonwealth of Pennsylvania Board of Claims denying the Company recovery on its receivable of $5.0 million due the Company from the Pennsylvania Department of Public Welfare and 2) a $3.0 million management restructuring charge for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement.

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

Liquidity and Capital Resources

Cash provided by operations for the year ended December 31, 1999 was $5.7 million as compared to cash used for operations of $39.6 million for the year ended December 31, 1998. This improvement in cash flow is primarily attributable to the reduced net loss for 1999, a reduction in 1999 in premium receivables and an increase in estimated claims and other health care costs payable. The $4.1 million increase in 1999 in estimated claims and other health care costs payable is largely attributable to an increase to the California HMO's claims reserve as a result of the health plan assuming financial risk for hospital services for members assigned to MPN (see "Item 1. Business - Business Risks and Cautionary Statements
- MedPartners Provider Network, Inc.") partially offset by the payment in

1999 of the claims payable related to the Company's divested Wisconsin, Illinois and Carolinas health plans.

All of MHP's operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of December 31, 1999 including the states in which the Company's HMOs operate. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1999 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $29.9 million at December 31, 1999, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $6.4 million and $7.6 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $15.9 million. In addition to the $.8 million in cash, cash equivalents and marketable securities held by MHP, approximately $.8 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1999 (collectively, the "Available Cash"). MHP made $8.3 million and $22.5 million in capital contributions in 1999 and 1998, respectively, to ensure that the operating subsidiaries had adequate statutory net worth as of December 31, 1999 and 1998. Additionally, MHP received $10.7 million and $11.7 million in dividends from its operating subsidiaries in 1999 and 1998, respectively. In March 2000 the Indiana HMO obtained approval from the Indiana Department of Insurance to dividend $1.5 million to MHP; accordingly, these funds were distributed to MHP in March 2000 and as a result have supplemented the liquidity position of MHP. (See "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K -
Schedule I").

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and estimated claims payable) which related to the operations of the health plans prior to October 1, 1998. In September 1998, the Company announced it would cease offering in North and South Carolina commercial health care coverage beyond March 1999. The Company ceased commercial and Medicaid health care coverage in the Carolinas as of March 31, 1999 and September 30, 1999, respectively. As of December 31, 1999 the Company's estimated claims payable related to the Wisconsin, Illinois and Carolinas health plans (the "divested health plans") aggregated approximately $.2 million. As of December 31, 1999 the divested health plans had cash and cash equivalents and marketable securities of approximately $40,000 and restricted investments of $1.1 million. The restricted investment balances of $.8 million and $.3 million are on deposit with the North Carolina Department of Insurance and South Carolina Department of Insurance, respectively. Subsequent to December 31, 1999 the North Carolina Department of Insurance released $.3 million of the $.8 million restricted investment and the South Carolina Department of Insurance released the entire $.3 million restricted investment. The Company believes the cash resources of the divested health plans and the Available Cash will be adequate to fund the payment of the estimated claims payable balance as of December 31, 1999 of the divested health plans.

Although the Company believes it currently has sufficient resources   to
fund ongoing operations and obligations and remain in compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH, the lack of liquidity and available cash poses operational risk. Continuing losses and/or unforeseen cash requirements in the future could leave the Company without sufficient resources to fund its operations. In response to the need to secure additional capital resources, the Company is exploring various financing alternatives including raising debt or equity capital or other source of financing to provide it with additional working capital. However, the

Company cannot state with any degree of certainty at this time whether it could obtain such source of financing, and if available, whether such financing would be at terms and conditions acceptable to the Company. In the event the Company is unable to obtain such financing, the Company's liquidity and capital resources may be insufficient to fund the operational requirements of MHP and the Company and the ability of the Company to maintain compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH.

Forward Looking Information

General - This Annual Report on Form 10-K contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers and other contracting entities, insolvency of providers and other contracting entities, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

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

Year 2000 - The Company has undergone a Year 2000 readiness program to upgrade and test its systems in preparation for the year 2000 and to assess Year 2000 issues relative to its computing information systems and related business processes. As a result of the assessment process, necessary changes and/or augmentations to the Company's systems were made including selected systems being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 through December 31, 1999 was approximately $1.5 million and projected future costs of the
program are estimated to be minimal.    As of December 31, 1999, the
Company's core legacy systems were complete as to testing and confirmation as Year 2000 compliant. The Company did not experience any disruption to its computing information systems effective with the year 2000 and through March 24, 2000. There can be no assurance, however, that the Company will not experience Year 2000 disruptions or operational issues including those as a result of the Company's vendors and customers. The Company continues to keep business process contingency plans in place in the event a significant Year 2000 matter should occur.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1999, the Company has approximately $78.9 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $1.7 million are classified as available-for-sale investments and restricted investments of $8.1 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

As of December 31, 1999, the Company did not have any outstanding bank borrowings or debt obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Maxicare Health Plans, Inc.


We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the information with respect to the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                   ERNST & YOUNG LLP


Los Angeles, California
March 24, 2000

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

                                                      			      December 31,
                                                              1999       1998
                                                           	---------	--------
CURRENT ASSETS
	Cash and cash equivalents - Note 2........................	$  69,117	$  48,507
	Marketable securities - Note 2............................	    1,702	   11,345
	Accounts receivable, net - Note 2.........................	   28,212	   36,587
	Deferred tax asset - Note 7...............................		             5,082
	Prepaid expenses..........................................	    4,826	    5,502
	Other current assets......................................	      202	      470
		                                                           	---------	-------
		TOTAL CURRENT ASSETS....................................	   104,059	  107,493
	                                                           		---------	-------
PROPERTY AND EQUIPMENT
	Leasehold improvements....................................	    5,462	    5,450
	Furniture and equipment...................................	   18,689	   17,717
		                                                           	---------	-------
                                                           	   24,151	   23,167
   	Less accumulated depreciation and amortization..........   21,899    21,714
		                                                           	---------	-------
 		NET PROPERTY AND EQUIPMENT..............................	    2,252	    1,453
			---------	---------
LONG-TERM ASSETS

	Restricted investments - Note 2...........................	    8,075	   13,749
	Deferred tax asset - Note 7...............................	   18,222	   13,085
 	Intangible assets, net....................................	     607       474
	                                                           	---------	--------
 		TOTAL LONG-TERM ASSETS..................................	   26,904	   27,308
                                                          			---------	--------

     TOTAL ASSETS...........................................	$133,215  $136,254
                                                             	======== ========
CURRENT LIABILITIES
	Estimated claims and other health care costs payable...... 	$ 66,571 	$ 62,494
	Accounts payable..........................................	      703	    1,591
	Deferred income...........................................	   11,226  	  7,416
	Accrued salary expense....................................	    1,974	    2,157
	Other current liabilities.................................	    6,600	    9,075
 		                                                           -------    ------
   	TOTAL CURRENT LIABILITIES...............................	  87,074 	  82,733
LONG-TERM LIABILITIES.......................................	   2,985       565
		                                                            	-------   ------
  	   TOTAL LIABILITIES......................................	  90,059   83,298
	                                                            		-------   ------
COMMITMENTS AND CONTINGENCIES - Note 3 and 4

SHAREHOLDERS' EQUITY
	Common stock, $.01 par value - 40,000 shares authorized,
		1999 - 17,925 shares and 1998 - 17,925 shares issued and
		outstanding - Note 5....................................	       179	      179
	Additional paid-in capital................................	  254,250	  254,250
	Notes receivable from shareholders - Note 6...............	   (2,651)	  (5,159)
	Accumulated deficit.......................................	 (208,612) (196,348)
 	Accumulated other comprehensive income (loss).............	     (10) 	     34
	                                                         		---------	  -------
		TOTAL SHAREHOLDERS' EQUITY..............................	    43,156	   52,956
		                                                         	---------  	-------
 		TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............	$ 133,215	$ 136,254
                                                           	=========	=========


                                See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)


                                             			     Years ended December 31,
			                                                         1999	   1998	  1997
	                                                    		---------	---------	---------

REVENUES
	Commercial premiums................................	$ 412,496	$ 465,562	$ 457,628
	Medicaid premiums..................................	  201,218	  204,515 	  159,858
	Medicare premiums..................................	   91,282	   57,143	   40,594
			---------	---------	---------
		TOTAL PREMIUMS...................................	  704,996	  727,220	  658,080

	Investment income..................................	    3,777	    5,403	    7,481
	Other income.......................................	    4,865	    2,530	    5,743
			---------	---------	---------
		TOTAL REVENUES...................................	  713,638	  735,153	  671,304
			---------	---------	---------
EXPENSES
	Physician services.................................	  271,045	  292,648	  267,604
	Hospital services..................................	  263,647	  268,659	  244,540
	Outpatient services................................	  101,934	  108,635	  101,854
	Other health care expense..........................	   15,648	   14,420	   16,871
		                                                  	---------	---------	---------
		TOTAL HEALTH CARE EXPENSES........................	  652,274	  684,362	  630,869

	Marketing, general and administrative expenses.....	   63,955	   61,068	   55,765
	Depreciation and amortization......................	    1,173	      756	      751
	Loss contracts, divestiture costs, litigation,
	  management settlement and other charges - Note 9.	    8,500	   16,500	    9,000
                                                  			---------	---------	---------
   	  TOTAL EXPENSES................................   725,902   762,686   696,385
                                                  			---------	---------	---------
LOSS FROM OPERATIONS................................	  (12,264)  (27,533) 	(25,081)

INCOME TAX BENEFIT....................................
                                                    			---------	---------	---------
NET LOSS..............................................	$ (12,264)	$ (27,533)	$ (25,081)
		                                                    	=========	=========	=========

NET LOSS PER COMMON SHARE
	- Note 2:

Basic:
	Basic Loss Per Common Share                          	$    (.68) $ (1.54) 	$   (1.40)
                                                    			=========	 =======	 =========
 	Weighted average number of common shares
		outstanding......................................	      17,925	   17,928	   17,897
                                                      	=========	=========	=========

Diluted:
	Diluted Loss Per Common Share ....................   $    (.68)	$   (1.54)$   (1.40)
                                                    			=========	=========	=========
  	Weighted average number of common and common
		dilutive potential shares outstanding...........	       17,925	   17,928	   17,897
                                                      	=========	=========	=========




See notes to consolidated financial statements.


<PAGE

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                      Years ended December 31,
                                                                   	  1999	    1998 	     1997
			                                                              	--------	---------	---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . ................................................	$(12,264)	$(27,533)	$ (25,081)
Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
	Depreciation and amortization..................................	    1,173	      756	       751
 	Benefit from deferred income taxes.............................	     (55)	    (106)	      (61)
	Amortization of restricted stock...............................	     	           58	       426
	Loss contracts, divestiture costs, litigation, management
		settlement and other charges ................................	     4,948	    2,281 	    9,000
	Changes in assets and liabilities:
		(Increase) decrease in accounts receivable...................  	   8,375	  (10,563)	   (7,917)
		Increase (decrease) in estimated claims and other health
		  care costs payable.........................................  	   4,077 	  (4,840)	   15,040
		Increase (decrease) in deferred income.......................	     3,810	      196	       (14)
		Changes in other miscellaneous assets and liabilities........   	 (4,337) 	    184 	   (4,303)
		                                                              		-------- 	--------	---------
Net cash provided by (used for) operating activities.............	   5,727	  (39,567)	  (12,159)
	                                                              			--------  --------	---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchases of property and equipment............................	     (494)	    (745)	     (301)
	Dispositions of property and equipment.........................	      420
	(Increase) decrease in restricted investments..................	    5,674	      386	       (36)
	(Increase) decrease in long-term receivables................... 	               509	      (400)
	Proceeds from sales and maturities of marketable securities....    13,799 	  48,972	    52,946
	Purchases of marketable securities.............................	   (4,200)	 (12,440)	  (42,139)
 Loans to shareholders..........................................		                       (4,458)
			                                                              	-------- 	--------	---------
Net cash provided by investing activities . . . . . .............	  15,199	   36,682	     5,612
			                                                              	--------	--------	---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Payments on capital lease obligations.......................... 	    (316)	    (305)	     (384)
	Stock options exercised........................................		               160 	    3,613
	Repurchase of restricted stock.................................	               (344)      (369)
		                                                              		--------	 --------	---------
Net cash provided by (used for) financing activities.............	    (316)	    (489)	    2,860
			                                                              	--------	 --------	---------
Net increase (decrease) in cash and cash equivalents.............	  20,610	   (3,374) 	  (3,687)
Cash and cash equivalents at beginning of year...................	  48,507	   51,881 	   55,568
                                                              				-------- --------   	---------
Cash and cash equivalents at end of year.........................	$ 69,117	$ 48,507  	$  51,881
		                                                              		========	========	=========

Supplemental disclosures of cash flow information:
		Cash paid during the year for -
 	Interest..................................................	   $    185 	$     68  	$      57
		Income taxes...............................................  	$     63           		$     100

Supplemental schedule of non-cash investing activities:
		Capital lease obligations incurred for purchase of property
 		  and equipment and intangible assets.......................	$  1,479	$     64	$     150

		Forgiveness of note receivable from shareholder.............    $    145

		Allowance for forgiveness of note receivable from
		  shareholder...............................................    $  2,542



                                     See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)


							                                                                              Accumulated
	                                 	Number of     		Additional	  		                    Other
		                                  Common 	Common	 Paid-in	         	 Accumulated	Comprehensive
	                                 	 Shares	 Stock 	 Capital	     Other	   Deficit	    Income	        Total
                                		---------	------	---------- 	--------	-------------	-------------	--------
Balances at December 31, 1996...	   17,565	 $  176	 $ 249,804 		        $  (143,734)               	$106,246

	Net loss......................			                                		        (25,081)		               (25,081)

	Stock options exercised.......	       403 	     4      3,609 		                   		                  3,613

	Restricted stock amortized...	                           426                                            426

	Retirement of restricted
	stock.........................	      (32)	    (1)	     (368) 		                            		          (369)

	Adjustment to paid-in capital
	for deferred compensation.....	           		            905		                           		              905

	Notes receivable from
	shareholders..................                             					$ (4,704)	 		                        (4,704)
                               		--------- 	------	---------   -	--------	 ---------- 	------------- -------
Balances at December 31, 1997...	   17,936	   179 	   254,376   	  (4,704)	  (168,815) 	              81,036

	Comprehensive income (loss)
	  Net loss....................	 	  	  		                                     (27,533)               (27,533)
	  Other comprehensive income,
	  net of tax, related to
	  unrealized gains on
	  marketable securities.......			                                      				            $        34	      34
									                                                                                            -------
	  Comprehensive income (loss).			                                                                   (27,499)

	Stock options exercised.......	       20	     	         160	                                   	        160

	Restricted stock amortized....		                	        58                        				                  58

	Retirement of restricted
	stock.........................	      (31)	      	      (344)	                     			                  (344)

	Notes receivable from
	shareholders..................		 	                         	    (455)	 		                              (455)
	                               	---------	------	----------	--------	-------------	-------------   	--------
Balances at December 31, 1998...	   17,925	   179	   254,250	  (5,159)	   (196,348) 	          34   	 52,956

	Comprehensive income (loss)
	  Net loss ...................				 	                               	      (12,264)                  (12,264)
  Other comprehensive income,
	  net of tax, related to
	  unrealized gains on
	  marketable securities.......				                                           		              (44)       (44)
						 	  		                                                                                          ------
    Comprehensive income (loss).								                                                             (12,308)

  Notes receivable from
	shareholders..................	                          				    (179)			                              (179)

  Forgiveness of note receivable
  from shareholder..............	                         				   2,687         		                      2,687
	                               	---------  ------ 	----------	--------	-------------	------------ ---------
Balances at December 31, 1999...	   17,925	$  179	$  254,250	$ (2,651)	$    (208,612)	$       (10) $  43,156
                               		========= 	======	==========	========	=============	=============	=========

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS DESCRIPTION

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). MHP conducts ongoing HMO operations in California, Indiana and Louisiana (see Note 9). All of MHP's HMOs are federally qualified by the United States Department of Health and Human Services and are generally regulated by the Department of Insurance of the state in which they are domiciled (except the California HMO, which is regulated by the California Department of Corporations).

Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company and wholly-owned subsidiary of MHP, operates preferred provider organizations ("PPOs") in California, Indiana and Louisiana which constitute approximately 1% of the consolidated enrollment of MHP and subsidiaries (the "Company") at December 31, 1999. In addition, MLH writes policies for group life and accidental death and dismemberment insurance; however, these lines of business make up less than 1% of the Company's revenues for the year ended December 31, 1999.

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

Cash and cash equivalents consist of the following at December 31:

                                		 	  	  1999	  1998
  (Amounts in thousands)            		--------	--------
  Cash..............................	$ 13,557	$  4,768
  Certificates of deposit...........	   2,571	   3,717
  Commercial paper..................	  22,134	   9,632
  Money market funds................	  28,712	  20,421
  Repurchase agreements.............	     149	   1,985
  U.S. Government obligations.......	   1,994	   7,984
                                 				--------	--------
	                                  		$ 69,117	$ 48,507
		                                 		========	========


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

During 1999, the Company sold available-for-sale marketable securities having a book value of $3.0 million, realizing a net gain of approximately $2,500. During 1998, the Company sold available-for-sale marketable securities having a book value of $15.5 million, realizing a net gain of approximately $43,000. During 1997, the Company sold marketable available-for-sale securities having a book value of $15.9 million, realizing a net gain of approximately $178,000.

The following is a summary of investments at December 31(gross unrealized gains and losses are immaterial):

		                                      1999          	         1998
                             		------------------ ----------------------
		                                       Estimated         		Estimated
                             		Amortize  	 Fair   	Amortized 	  Fair
(Amounts in thousands)	             Co  	  Value  	  Cost   	  Value
                             		---------	---------	---------	---------
Available-for-sale:
	U.S. Government obligations.	$  1,709 	  1,699 	   $11,295	  $11,329

	Other.......................	       3        3          16	       16
	                            	 -------	 -------	    -------	  -------
                           		$   1,712 	$ 1,702 	   $11,311   $11,345
                            		 =======  =======	    =======	  =======

Held-to-maturity:
	U.S. Government obligations.	$  7,000 	$ 6,956  	  $11,674 	 $11,715

	Other.......................	   1,075    1,075   	   2,075	    2,075
                             		 -------	 -------	   -------	  -------
                            		$  8,075  	$8,031   	 $13,749	  $13,790
                            		 =======	 =======   	 =======	  =======

The contractual maturities of investments at December 31, 1999 were as follows:

	                                                 		Estimated
	                                        	Amortized	  Fair
(Amounts in thousands)	                     Cost   	  Value
                                        		---------	---------
Available-for-sale:
	Due in one year or less................	 $ 1,322	$  1,321

	Due after one year through five years..	     390      381
	                                       	 ------- 	-------
	                                       	 $ 1,712 	$ 1,702
                                       		 ========	========

Held-to-maturity:
	Due in one year or less................	 $ 7,029 	$ 7,002

	Due after one year through five years..	   1,046  	 1,029
                                       		 -------	 --------
	                                       	 $ 8,075	 $ 8,031
		                                        =======	 ========

Accounts Receivable

Accounts receivable consisted of the following at December 31:


                                      			  	 1999	 1998
  (Amounts in thousands)                		-------	-------
  Premiums receivable....................	$22,368	$35,020
  Allowance for retroactive
    billing adjustments..................	 (1,892)	 (5,481)
				                                      -------	-------
  Premiums receivable, net...............	 20,476	 29,539

  Other..................................	  7,736	  7,048
                                      				-------	-------
  Accounts receivable, net...............	$28,212	$36,587
		                                      		=======	=======

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

Intangible Assets

Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over five years.
Accumulated amortization of intangible assets at December 31, 1999 and 1998 is $2.3 million and $2.1 million, respectively.

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

Health Care Expense Recognition

The cost of health care services is expensed in the period the Company is obligated to provide such services. The Company's HMOs arrange for the provision of health care services primarily through capitation arrangements and to a lesser degree shared risk arrangements. Under capitation contracts, the HMO pays the health care provider or providers a fixed amount per member per month to cover the payment of all or most physician and hospital services regardless of utilization. Under shared risk arrangements where the Company retains the financial responsibility for specialist referrals, hospital utilization, pharmacy and other health care costs, the Company establishes an accrual for estimated claims payable including claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable are continually monitored and reviewed and, as settlements are made or accruals adjusted, differences are reflected in current operations.

Insurance

The Company is self-insured for medical malpractice claims, and risks on certain medical and hospital claims incurred by members covered by the HMOs or MLH. MLH and Health Care Assurance Company Limited, a wholly owned subsidiary of MHP, provide various reinsurance and medical malpractice coverage to the affiliated HMOs of the Company.

Premium Deficiencies

Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. As of December 31, 1998 the Company reserved for premium deficiencies through March 31, 1999 related to the commercial line of business for the North Carolina and South Carolina HMOs (see Note 9). No other premium deficiencies existed at December 31, 1998 and 1999.

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

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:

	                                                     Years ended December 31,
	                                                       1999 	  1998	    1997
                                                    	--------	--------	--------
Basic loss per common share:

Numerator - Net loss...............................	$(12,264)	$(27,533)	$(25,081)
                                                   	======== 	======== 	========
Denominator -
  Weighted average number of common shares
    outstanding....................................	  17,925 	  17,928	  17,897
                                                   	========	 ========	========

Basic loss per common share........................	$   (.68)	$ (1.54) 	$  (1.40)
                                                   	========	========	========

Diluted loss per common share:

Numerator - Net loss...............................	$(12,264)	$(27,533)	$(25,081)
                                                   	========	========	========
Denominator -
  Weighted average number of common shares
    outstanding....................................	  17,925	  17,928	  17,897
  Dilutive stock options...........................
                                                   	--------	 --------	--------
	                                                     17,925	  17,928	  17,897
                                                   	========	 ========	========

Diluted loss per common share......................	$   (.68)	$  (1.54)	$  (1.40)
                                                   	========	========	========


Stock options are excluded from the calculation of diluted loss per share for 1999, 1998 and 1997 because the inclusion of stock options would have an anti-dilutive effect.

<PAGE


Stock Options

The Company measures stock option compensation expense by using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". With respect to stock options granted at an exercise price which is less than the fair market value on the date of grant, the difference between the option exercise price and market value at date of grant is charged to operations over the period the options vest. Income tax benefits attributable to stock options are credited to Additional Paid-in Capital when exercised.

Restrictions on Fund Transfers

The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 1999, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $29.9 million at December 31, 1999, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $7.6 million and $6.4 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit and dividend limitations representing the remaining $15.9 million. In addition to the $.8 million in cash, cash equivalents and marketable securities held by MHP, approximately $.8 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 1999.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1999 management believes that the Company had no significant concentrations of credit risk.

NOTE 3 - LITIGATION

Two former Medi-Cal provider groups of the California HMO have asserted various claims against the California HMO alleging breaches of their former provider contracts including improper termination of the contracts and are seeking substantial monetary damages. Although the Company cannot estimate the range of possible damages, an adverse determination on one or more of the claims could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes that the claims asserted by the former provider groups are without merit, intends to vigorously contest the claims and believes it will prevail in the actions.

The Company is involved in other litigations arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $1.8 million, $2.5 million and $2.3 million reported for the years ended December 31, 1999, 1998 and 1997, respectively.

Assets held under capital leases at December 31, 1999 and 1998 of $1,323,000 and $469,000, respectively, (net of $1,229,000 and $850,000 , respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1999 were as follows:

                              			Operating   Capitalized
		 	                               Leases  	  Leases
	(Amounts in thousands)         		---------	-----------
	2000..........................	   $ 2,162	 $  461
 2001..........................	     2,462	    391
	2002..........................	     1,328	    385
	2003..........................	       340	    288
	2004 . . . . . . . . . . . . . 	      178	      9
	Total minimum		                    ------ 	------
 	  obligations.................	  $ 6,470   1,534
		                                	 ======

	Amount representing interest .       					    250

	Less current
 	  obligations................     		         351

	Long-term 		   	                         	 ------
 	  obligations.................		   		       $933
                                   			   		 ======

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

Stock Option Plans

Pursuant to the Reorganization Plan, Mr. Peter J. Ratican, formerly Chief Executive Officer and President, and Mr. Eugene L. Froelich, formerly Chief Financial Officer and Executive Vice President - Finance and Administration ("Senior Management") each received stock options, which are all currently exercisable and which expire on December 5, 2000, to purchase up to 277,778 shares of Common Stock at a price of $6.54 per option share. As of January 1, 1992, the Company entered into employment agreements with Senior Management. Under the terms of these employment agreements, each member of Senior Management received a grant of stock options on February 25, 1992, to purchase up to 150,000 shares of Common Stock at a price of $8.00 per option share; both Mr. Ratican and Mr. Froelich exercised these options in February 1997.

In December 1990, the Company approved the 1990 Stock Option Plan (the "1990 Plan"). Under the terms of the 1990 Plan, as amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, the Company approved the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the Company may issue up to an aggregate of 750,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan, the 1995 Plan and the 1999 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant and vest in equal installments on the first, second and third anniversaries from the date of grant. Stock options granted to date under the 1990 Plan, the 1995 Plan and the 1999 Plan have been at an exercise price equal to the fair market value of the stock at the date of grant.

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

In July 1996, the Company approved the Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan"). Under the terms of the Senior Executives Plan, the Company may issue up to an aggregate of 700,000 nonqualified stock options to Mr. Ratican and Mr. Froelich (the "Senior Executives" and individually the "Senior Executive"). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by the Company shall receive a grant of stock options to purchase 70,000 shares of Common Stock. Mr. Froelich's continuing participation in the Senior Executives Plan ceased when his employment with the Company was terminated in December 1997. Mr. Ratican's continuing participation in the Senior Executives Plan ceased when his employment with the Company terminated effective June 30, 1999. Options granted under the Senior Executives Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

	                                 1999             	         1998              	        1997
                    	 --------------------------	 -------------------------	 -------------------- ----
                       Options	Weighted-Average	 Options	Weighted-Average	Options	Weighted-Average
                      	 (000) 	 Exercise Price 	 (000) 	 Exercise Price 	 (000) 	 Exercise Price
	                      ------- 	----------------	-------	----------------	-------	----------------
Outstanding beginning
    of year	             2,202      $ 11.46      	1,760	      $13.13	      	2,063	     $11.92
  Granted (a)	             711         4.70	        758	        8.50	         185	      22.18
  Exercised	 		            (20)	       8.00	       (403)	       8.96
  Forfeited	              (227)       12.63	       (216)	      15.61    	    (85) 	     20.96
  Expired	                 (88)       13.21	        (80)	       9.79
Outstanding end of year  2,598         9.41	      2,202	       11.46      	  1,760	      13.13
Exercisable end of year  1,784        10.99 	     1,490	       12.51	        1,478	      12.21


(a) The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.40, $4.06 and
$10.23, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

                	      Options Outstanding      	        Options Exercisable
---------------------------------------------------------	-----------------------
	                  Number   Weighted-Average	         	          Number
               	Outstanding	 Remaining   	                    	Exercisable
   Range of	    at 12/31/99	Contractual Life 	Weighted-Average 	at 12/31/99 	Weighted-Average
Exercise Prices	   (000)	 (# of Months)      	Exercise Price 	   (000)    	  Exercise Price
---------------	-----------	----------- -----	----------------	-----------	----------------
$ 4.50 - $12.63	   1,970	      77	                $  6.48	         1,162	    $  6.80
$13.25 - $14.75	     299	      79	                  14.53	           299	      14.53
$20.50 - $28.38	     329	      82	                  23.05	           323	      23.08
	                  -----	     	                           	        -----
$ 4.50 - $28.38	   2,598	      78	                   9.41	         1,784	      10.99
               	   =====	                                		        =====

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value
method.   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: volatility factors of the expected market price of the Company's common stock of .53, .49, and .43; a weighted-average expected life of the options of 5.0 years; risk-free interest rates of 5.7%, 5.2%, and 6.0% and dividend yield of 0%.

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

Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from January 1, 1995 through December 31, 1999. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, for example, because options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):

	  1999	  1998 	  1997
	--------	--------	--------

Pro forma net loss  	$(13,996)	$(29,046)	$(28,047)

Pro forma loss per
common share:
  Basic            	$   (.78) 	$  (1.62)	$  (1.57)
  Diluted	          $   (.78) 	$  (1.62)	$  (1.57)


Restricted Stock

On February 27, 1995 the Board approved Restricted Stock Grant Agreements awarding 65,000 shares of Restricted Stock each to Mr. Ratican and Mr. Froelich (individually the "Executive"). Mr. Froelich's Restricted Stock vested upon the termination of his employment with the Company on December 11, 1997. Mr. Ratican's Restricted Stock vested on February 27, 1998 upon the expiration of the three-year vesting period.

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

NOTE 6 - NOTES RECEIVABLE FROM SHAREHOLDERS

On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich the Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the "Executives" and individually the "Executive"), whereby the Company loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (individually the "1997 Ratican Note" and the "1997 Froelich Note", respectively). The 1997 Ratican Note and the 1997 Froelich Note are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points in effect from time to time and subject to certain adjustments in the event the Company enters into a transaction to borrow funds. The interest rate in effect as of February 18, 1997 and for all of 1997 was 6.25%, the interest rate in effect for 1998 was 6.44% and the interest rate in effect for 1999 was 5.60%. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest balances of such Executive as of such date. In connection with the Ratican Settlement Agreement (see Note 9), as of April 24, 1999, the 1997 Ratican Note and related loan documents were amended extending the term from April 1, 2001 to June 30, 2003 (the Restated 1997 Ratican Note). The Restated 1997 Ratican Note provides that on the maturity date, in lieu of payment of the original principal balance and all accrued interest thereon (the "Maturity Balance"), Ratican may fully satisfy his obligations under the Restated 1997 Ratican Note through the payment to the Company for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr.Ratican resulting from the reduction of the Maturity Balance to zero.

The principal and accrued interest of notes receivable from shareholders at December 31, 1999 and 1998 has been reflected as a reduction of shareholders' equity.

NOTE 7 - INCOME TAXES

The benefit for income taxes for the year ended December 31 consisted of the following:


                                      	  1999	  1998 	  1997
(Amounts in thousands)                	-------	-------	-------
Current:
  Federal......................       	$             		$  (12)
  State........................	           55	$   106	     73
                                     	-------	-------	-------
	                                          55	    106      61
                                     	-------	-------	-------
Deferred:
  Federal......................
  State........................	         (55) 	  (106	    (61)
                                    	-------	-------	-------
	                                        (55)	   (106)	    (61)
                                    	-------	 -------	-------
Benefit for income taxes.......     	$  --	   $  --	  $  --
                                    	=======	=======	=======


The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

		                                      1999	   1998
(Amounts in thousands)             	---------	---------

Current deferred tax assets:

	Loss carryforwards...............	$          	$(5,082)
                                  		======== 	=========

Non-current deferred tax assets:

	Loss carryforwards...............	$(137,638)	$(110,496)
	Depreciation.....................	   (1,319)	   (1,528)
	Other............................	   (5,249)	   (4,504)
                                 		---------	---------

	Gross deferred tax assets........	 (144,206)	 (116,528)
                                 		---------	---------

	Deferred tax assets
 	  valuation allowance............	  125,984	  103,443
                                  		---------	---------

	Deferred tax assets..............	$ (18,222)	$ (13,085)
                                  		=========	=========

The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

			                                       1999	  1998	  1997
(Amounts in thousands)                	-------	-------	-------
Tax provision (benefit)
  at statutory rate.................	$(4,170)	$(9,362)	$(8,528)
State income taxes..................	     55	    106	     73
Exercise of nonqualified stock
  options...........................	 (1,755)

Anticipation of future benefit of
  NOLs..............................     (55)	   (106)	    (61)
Limitation on current-year tax
  benefit due to unrealized NOL
  carryforwards.....................	  4,170	  9,362	 10,271
	                                  		------- 	-------	-------
Benefit for income taxes............	$  --   	$  --   $  --
                                  			======= 	======= =======

The Company's net operating loss (NOL) carryforwards increased due to a $7.0 million NOL for tax purposes incurred in 1999. At December 31, 1999, the Company had NOL carryforwards for federal tax purposes expiring as follows (amounts are in millions):

                  	 Year of
                 	Expiration			  NOL

                 	   2003			$ 166.2
                 	   2004		    92.7
	                    2005		     9.3
	                    2006 	     2.5
	                    2007		     1.5
	                    2012		    35.9
                     2018	 	   92.4
                     2019       7.0
		                        		-------
 	Total NOL carryforwards	  $ 407.5
                         			=======

On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change NOL carryforwards of approximately $325 million are
subject to limitation under provisions of Section 382 of the IRC.   From
the Effective Date through December 31, 1995 the Company has recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 1999 the Company has utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes and has recognized approximately $105 million of pre-change NOLs for financial statement reporting purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under
Section 382 of the IRC on NOLs would be recalculated.

SFAS No. 109 "Accounting for Income Taxes" requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has estimated, based on the Company's recent history of operating results and its expectations for the future and available tax planning strategies, that future taxable income of the Company will more likely than not be sufficient to utilize a minimum of approximately $45 million of NOLs. Accordingly, the Company has recognized an aggregate deferred tax asset of $18.2 million as of December 31, 1999 related to anticipated future utilization of NOLs.

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

The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions were approximately $380,000, $390,000 and $400,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. Compensation expense recognized in connection with the SERP was $282,000 $284,000 and $984,000 for the years ended December 31, 1999, 1998 and 1997. Of the compensation expense recognized in 1999, $500,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Executive Officer which was included in the management settlement charge recorded in 1999 (see Note 9). Of the compensation expense recognized in 1997, $700,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Financial Officer and an additional former executive which was included in the management settlement charge recorded in 1997 (see Note 9).

NOTE 9 - LOSS CONTRACTS, DIVESTITURE COSTS, LITIGATION, MANAGEMENT SETTLEMENT AND OTHER CHARGES

In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company's commercial healthcare operations in North and South Carolina. The Company has ceased offering commercial health care coverage in the Carolinas health plans as of March 31, 1999. In addition, the Company recorded in the first quarter of 1999 a $5.5 million management settlement charge related to a settlement with the Company's Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors. The charge primarily relates to an allowance for the forgiveness of approximately $2.7 million of notes receivable, including accrued interest, due the Company from Mr. Ratican and the accrual of other settlement costs related to a consulting agreement and other benefits. Under the settlement agreement, a promissory note from Mr. Ratican to the Company in the principal amount of $2.2 million and accrued interest thereon will be forgiven on June 30, 2003 upon certain conditions being satisfied. The Company has made the determination that it is probable these conditions will be satisfied and the note forgiven; accordingly, the Company has recorded the charge associated with the forgiveness of the note receivable in the current period.

In December 1997, the Company began a restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations in California and Indiana which have generated substantially all of the membership growth in recent years. As a result of assessing various strategic alternatives, the Company concluded that the divestiture of the Company's operations in Illinois, the Carolinas and Wisconsin through either a sale or closure of these operations was in its best interest as the Company was unable to predict a return to profitability for these health plans in a reasonable time frame. Accordingly, the Company recorded in the second quarter of 1998 a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. In the fourth quarter of 1998 the Company recorded a $6.5 million charge composed of 1) a $2.5 million increase to the reserve for loss contracts and divestiture costs related to the divestiture of the Carolina's commercial line of business extending beyond December 1998 through March 1999 and higher than anticipated costs in the non-continuing health plans, 2) a $2.0 million charge for litigation substantially related to the Company's former Illinois health plan and 3) a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated provider arrangements. For the year ended December 31, 1998, the Company applied against the $12.5 million reserve for loss contracts and divestiture costs approximately $8.3 million of health care costs and $3.7 million of associated maintenance and divestiture costs which exceeded the related premiums.

On September 30, 1998, the Company completed the sale of its Wisconsin health plan which had approximately 4,700 commercial members and approximately 10,200 Medicaid members. On October 16, 1998, the Company completed the sale of its Illinois health plan which had approximately 22,600 commercial members. In addition, on September 30, 1998, the Company announced it would cease offering in North and South Carolina, all commercial health care lines of business, including its commercial health maintenance organization, preferred provider organization and point of service product lines. The Company's Carolinas health plans did not provide commercial health care coverage beyond March 1999.

In the fourth quarter of 1997 the Company recorded a $3.0 million management settlement charge for termination expenses primarily related to the settlement of certain obligations pursuant to the employment agreement of Eugene L. Froelich, the Company's former Chief Financial Officer.

In March 1997 the Company received a ruling from the Commonwealth of Pennsylvania Board of Claims (the "Claims Board") denying the Company any recovery on its claims against the Pennsylvania Department of Public Welfare (the "DPW") in connection with the operation of a Medicaid managed care program from 1986 through 1989 by Penn Health Corporation, a
subsidiary of the Company.   Accordingly, the Company recorded in the
first quarter of 1997 a $6.0 million non-cash litigation charge to fully reserve for the recorded estimate of $5.0 million due the Company from the DPW and related litigation costs. On April 24, 1997, the Company filed an appeal with the Commonwealth of Pennsylvania Commonwealth Court seeking to overturn the Claims Board's order and to award the Company damages. DPW filed a cross-appeal, appealing the portion of the Claims Board's order imposing liability upon the DPW for breach of contract. In addition, the Company pursued claims against certain providers who participated in the Medicaid programs for breach of the Company's Reorganization Plan in the United States Bankruptcy Court in California. The Company has reached a settlement with the DPW regarding the Company's claims against the DPW (the "DPW Settlement"). A settlement was also reached by the Company of the Company's claims in the Bankruptcy Court against certain providers (the "Provider Settlement"). The DPW Settlement and the Provider Settlement (collectively, the "Global Settlement") provide for the dismissal of the pending litigation against the settling parties and for DPW's payment to the Company of $4.7 million (including approximately $300,000 held in escrow for the Company's benefit), plus accrued interest thereon. On March 26, 1999, the United States Bankruptcy Court approved the Global Settlement and the Company's agreement with the Creditors' Committee to pay $400,000 to the Penn Health bankruptcy estate for distribution to creditors pursuant to the Reorganization Plan. Pursuant to the DPW Settlement, the $300,000 held in escrow was released to the Company and payment of an additional $4.5 million (inclusive of accrued interest) was made to the Company in early May 1999. From these settlement funds the Company funded $400,000 to the Penn Health bankruptcy estate resulting in the recognition of $4.1 million in other income recorded in the first quarter of 1999.

Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1999 and 1998:

(Amounts in thousands,	           Three months ended,
except per share data)                       -------------------------------------------------------
----------------------	March 31 	 June 30 	 Sept 30 	  Dec 31
	---------	---------	---------	---------
1999
----
Revenues                                 	$ 179,168 	$ 175,703  	$ 178,101  	$ 180,666

Income (loss) from operations (1)	           (7,680)	    1,061  	    1,251	     (6,896)

Net income (loss)                        	   (7,680) 	    1,061	     1,251	     (6,896)

Net income (loss) per common share:
  Basic                                  	$    (.43)	$     .06	$     .07	$        (.38)
  Diluted                                	$    (.43)	$     .06	$     .07	$        (.38)


1998
----
Revenues                                	  $ 181,989 	$ 187,113  	$ 188,612  	$ 177,439

Income (loss) from operations (1) 	           (2,717)	  (19,761)	       634	     (5,689)

Net income (loss)                         	   (2,717)	  (19,761)	       634	     (5,689)

Net income (loss) per common share:
  Basic	$                                       (.15)	$   (1.10)	$     .04	$      (.32)
  Diluted	$                                     (.15)	$   (1.10)	$     .04	$      (.32)




(1)	A $3.0 million charge for loss contracts related to the Carolinas commercial line of business and a $5.5 million charge for management settlement costs were recorded in the first quarter of 1999.  A $6.0 million charge to increase health care claims reserves was recorded in the fourth quarter of 1999. A $10.0 million charge for loss contracts and divestiture costs and a $6.5 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve were recorded in the second and fourth quarters of 1998, respectively (See "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Item 8. Financial Statements and
Supplementary Data - Note 9 to the Company's Consolidated Financial
Statements").

Item 9.	Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures

		None.

PART III



Item 10. Directors, Executive Officers, Promoters and Control

         Persons of the Registrant

The information set forth in the table, the notes thereto and the paragraphs thereunder, in Part I, Item 1. of this Form 10-K under the caption "Directors and Executive Officers of the Registrant" is incorporated herein by reference.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Based upon its review of such reports received by it and written representations of reporting persons, the Company believes that, its executive officers and directors filed all required reports on a timely basis.

Item 11. Executive Compensation

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997, of those persons who were, at December 31, 1999 (i) the chief executive officer, (ii) the other four most highly compensated executive officers of the Company or (iii) would have been among the four most highly compensated executive officers of the Company had they held such title at December 31, 1999 (collectively the "Named Officers"):

                                                  Summary Compensation Table

					                                                                        Long-Term
              	                   	Annual Compensation                     Compensation
	                         		---------------------------------          ----------------------
                                                                						  Stock
	                                              	     	Reorganization		  Options
				                                                    Plan		Awards     All Other
Name and Principal Position	Year	  Salary	  Bonus(1)	     Bonus(2)       (#)     Compensation(3)
---------------------------	----	--------	--------------	--------	    --------	---------------
Paul R. Dupee (4)          	1999	$ 42,000			                            155,000
Chairman of the Board
Of Directors, Chief
Executive Officer


Richard A. Link (5)        	1999	$342,000	  	$100,000	                   50,000    	$4,800
Chief Operating Officer    	1998	$275,000 	                             145,000   	 $4,800
Chief Financial Officer    	1997 $220,000                                 				      $4,800
Executive Vice President -
Finance and Administration


Alan D. Bloom              	1999	$230,000		                              15,000 	   $4,800
Senior Vice President,     	1998	$225,000	                               17,500	    $4,800
Secretary and General      	1997	$218,000 	                                   			   $4,800
Counsel

Warren D. Foon             	1999	$200,000 		                             30,000	    $4,800
Vice President, General    	1998	$190,000		                              45,000	    $4,800
Manager - Maxicare         	1997	$185,000			                                 		     $4,800
California

Sanford N. Lewis           	1999	$155,000                         		     25,000    	$4,673
Vice President             	1998	$150,000		                              25,000     $4,600
Administrative - Services  	1997	$135,000			                                       	$4,050

Peter J. Ratican (6)       	1999	$250,000	                           		  70,000	    $4,800
Chairman of the Board      	1998 	$500,000			                            70,000	    $4,800
of Directors, Chief        	1997	$500,000	                   $71,993 		  70,000 	   $4,800
Executive officer and
President

Vicki F. Perry (7)         	1999	$200,000 	                                		      	$4,800
Vice President, General    	1998	$190,000	                             		25,000     $4,800
Manager-Maxicare Indiana   	1997	$180,000	                                  		     	$4,800


(1)	This bonus was payable pursuant to the Reorganization Plan and was paid from funds held by the Disbursing Agent in a segregated account and were not paid out of the Company's available cash.

(2)	This amount was paid pursuant to Mr. Link's employment agreement.

(3)	These amounts represent contributions made by the Company on behalf of the Named Officer under the Company's 401(k) Savings Incentive
Plan.

(4)	In connection with Mr. Dupee's appointment as Chief Executive
Officer and the services to be performed thereunder, the Company agreed to the payment of Mr. Dupee's reasonable business expenses including his living expenses in Los Angeles which approximated $169,000 in 1999.

(5)	Mr. Link served as Senior Vice President - Accounting and Chief
Accounting Officer until December 11, 1997 when he was named
Executive Vice President - Finance and Administration and Chief
Financial Officer. In August 1999 Mr. Link was given the additional position of Chief Operating Officer.

(6)	Mr. Ratican resigned his position as Chairman of the Board of
Directors, President and Chief Executive Officer of the Company effective June 30, 1999. On that date he also resigned as a director of the Company.

(7)	Ms. Perry resigned her position with the Company effective November
1999.

Option Grants

Shown below is further information on grants of stock options pursuant to the Senior Executives Plan, the 1990 Plan, the 1995 Plan and the 1999 Plan during the year ended December 31, 1999, to the Named Officers which are reflected in the Summary Compensation Table.

	                   	Number of   Percentage of                 	                	Potential Realizable
                    	Securities  	Total Options			                                 Value at Assumed
                    	Underlying	  Granted to    	Exercise or                     	Annual Rates of Stock
	                    Options     	Employees in   	Base Price	      Expiration	    Price Appreciation
       Name      	  Granted      	Fiscal 1999    	($/share)(1)	      Date   	    for Option Term (2)
-------------------	----------- 	-------------   	------------	  ------------    --------------------
                                                                 	         				      5%	        10%
			                                                               	               	--------  ----------
Paul R. Dupee, Jr.	 150,000	          22.34%      	   $ 4.50	    Sept. 17, 2009   $424,504  $1,075,776
		                    5,000	            .74% 	        $ 6.00	    Jan. 2, 2009     $ 18,867  $   47,812

Richard A. Link	     50,000            7.45% 	        $ 4.50   	 Sept. 17, 2009  	$141,501  $  358,592

Alan D. Bloom     	  15,000      	     2.23%       	  $ 4.50	    Sept. 17, 2009  	$ 42,450  $  107,578

Warren D. Foon    	  30,000	           4.47% 	        $ 4.50	    Sept. 17, 2009  	$ 84,901  $  215,155

Sanford N. Lewis	    25,000        	   3.72%	         $ 4.50	    Sept. 17, 2009  	$ 70,751 	$  179,296

Peter J. Ratican     70,000 (3)       10.42%       	  $ 5.38	    Jan. 1, 2009    	$236,842  $  600,203


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

(3) 	Options were automatically granted under the Senior Executives Plan as of January 1, 1999 and vest upon date of grant.

Option Exercises and Fiscal Year-End Values

No stock options were exercised by Named Officers in 1999. Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1999 and prior years under employment agreements, the 1990 Plan, the 1995 Plan, the 1999 Plan and the Senior Executives Plan to the Named Officers and held by them at December 31, 1999.

	  Number of Unexercised	  Value of Unexercised
	    Options Held At	 In-the-Money Options At
                  	   December 31, 1999    	  December 31, 1999 (1)
	-------------------------	-------------------------
       Name       	Exercisable	Unexercisable	Exercisable	Unexercisable
-------------------	-----------	-------------	-----------	-------------
Paul R. Dupee, Jr.	   130,000	    25,000      	$    0	     $     0
Richard A. Link	      129,933	   135,067      	$    0	     $     0
Alan D. Bloom   	      10,833	    26,667      	$    0     	$     0
Warren D. Foon	        55,000	    60,000	      $    0     	$     0
Sanford N. Lewis	      28,333	    41,667	      $    0	     $     0
Peter J. Ratican   	  557,778	         0	      $    0	     $     0

(1) Based on the closing price on the NASDAQ-NMS on that date ($2.875), net of the option exercise price.

Ratican Employment Agreements

The Company entered into a new five-year employment agreement with Peter
J. Ratican (the "Executive") as of April 1, 1996, and as amended on February 11, 1997 (the "Ratican Employment Agreement"). The Ratican Employment Agreement superseded a five-year employment agreement entered into with Executive as of January 1, 1992, and as amended on February 27, 1995. The Ratican Employment Agreement provided for an annual base compensation of $500,000 for Executive, subject to increases and bonuses, as may be determined by the Board based on annual reviews.

The Ratican Employment Agreement provided that upon the termination of Executive by (i) the Company for reasons other than death, incapacity, or "Cause" or (ii) voluntary termination for "Good Reason" ((i) and (ii) collectively defined as "Without Cause"), Executive would be entitled to receive (a) a payment equal to the balance of the Executive's annual base salary which would have been paid over the remainder of the term of the Ratican Employment Agreement; (b) an additional one year's annual base salary; (c) payment of any performance bonus amounts which would have otherwise been payable over the remainder of the term of the Ratican Employment Agreement; (d) immediate vesting of all stock options; and (e) the continuation of the right to participate in any profit sharing, bonus, stock option, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through March 31, 2001. "Cause" was defined as: (i) the willful or habitual failure to perform requested duties commensurate with his employment without good cause; (ii) the willful engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction of a felony or of a crime involving moral turpitude, dishonesty or theft. "Good Reason" was defined as the voluntary termination by Executive, as a result of the occurrence, without Executive's express written consent, of a substantial, material and adverse change in conditions of employment imposed by the Company; including but not limited to: (a) the assignment by the Company of any duties materially inconsistent with, or the diminution of, Executive's positions, titles, offices, duties and responsibilities with the Company, or any removal or any failure to re-elect Executive to, any titles, offices or positions held by Executive hereunder, including membership on the Board; or (b) a reduction by the Company in Executive's base salary or any other compensation or benefit provided for herein; provided, however, that the occurrence of any of the foregoing would not constitute "Good Reason" to the extent that such occurrence is part of a change in benefits, compensation, policies or practices that affect substantially all of the employees of the Company; or (c) a change or relocation of Executive's place of employment, without his written consent, other than within thirty (30) miles of such location; or (d) the failure of the Company to obtain the explicit assumption in writing of its obligation under the Ratican Employment Agreement by any successor entity.

In the event of a "Change of Control" of the Company, Executive was entitled to elect to terminate the Ratican Employment Agreement within 120 days after such "Change of Control" (the "Change of Control Period") in which case the Executive would have been entitled to receive a payment equal to 2.99 times Executive's average annualized compensation from all sources from and relating to the Company, which was includable in Executive's gross income (including the value of unexercised options) for the most recent five taxable years ending with and including the calendar year in which the "Change of Control" occurs, (the "Change of Control Payment").

Under the Ratican Employment Agreement, a "Change of Control" was defined as: (i) any transaction or occurrence which results in the Company ceasing to be publicly owned with at least 300 stockholders; (ii) any person or group becoming beneficial owner of more than 40% of the combined voting power of the Company's outstanding securities; (iii) "Continuing Directors", defined as directors as of April 1, 1996 or any subsequent director nominated by a vote of a majority of the Continuing Directors then in office, ceasing to be a majority of the Board; (iv) the merger or consolidation of the Company with or into any other non-affiliated entity whereby the Company's equity security holders, immediately prior to such transaction, own less than 60% of the equity; or (v) the sale or transfer of all or substantially all of the Company's assets. In the event of death or incapacity prior to June 30, 1999, the Executive or his estate shall receive the equivalent of 90 days base salary and, in the case of incapacity, the continuation of health and disability benefits. The Ratican Employment Agreement also provided that in the event Executive did not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing Ratican Employment Agreement before the expiration of such Ratican Employment Agreement, Executive would have been entitled to receive a payment equal to one year's base salary under the terminating agreement. Under the Ratican Employment Agreement, Executive was entitled to receive an annual performance bonus, which is based on the Company's annual pre-tax earnings, before extraordinary items, over $10 million (the "Performance Bonus"). The Performance Bonus could not exceed $2,000,000 for any year and was to be in an amount equal to 2% of the pre-tax earnings in excess of $10 million, 2 1/2% of pre-tax earnings in excess of $15 million and 3% of pre-tax earnings in excess of $20 million. In addition, upon the sale of the Company, a sale of substantially all of its assets or a merger where the Company shareholders cease to own a majority of the outstanding voting capital stock (a "Sale"), Executive would have been entitled to a sale bonus which is based on a percentage of the excess sale value of the Company over an initial value of $147 million in an amount equal to 1% of the sale value in excess of $147 million, 1 1/2% of the sale value in excess of $197 million, 2% of the sale value in excess of $247 million and 2 1/2% of the sale value in excess of $347 million (the "Sale Bonus"). Executive would have been entitled to a Sale Bonus if a Sale occurs during the term of the Ratican Employment Agreement or thereafter if a definitive agreement with respect to a Sale, which is consummated, is entered into within 90 days after the termination of the Ratican Employment Agreement Without Cause.

Effective March 28, 1998, the Board approved an amendment to the Ratican Employment Agreement to clarify that the Change of Control Payment in the Ratican Employment Agreement would also be payable if Executive was terminated Without Cause, died or became disabled during the 120 day period within which he is able to voluntarily terminate the Ratican Employment Agreement after a Change of Control. This amendment did not affect the amount payable under the Ratican Employment Agreement in connection with a Change of Control Payment. The purpose of this amendment was to ensure that Executive would not feel that he would be required to terminate the Ratican Employment Agreement immediately upon a Change of Control for fear of losing his rights. The Ratican Employment Agreement was also amended at that time to revise the Sale Bonus provision to provide that after a Change of Control a Sale Bonus would be payable in the event a Sale occurs: (i) within one year if Executive terminates voluntarily or (ii) through the end of the Ratican Employment Agreement if it is terminated Without Cause. The amount of the Sale Bonus payable to Executive under the Ratican Employment Agreement was not amended. The purpose of this amendment was to reflect Executive's contribution to increasing the value of the Company during his tenure as Chief Executive Officer and President by extending the time period in which the Sale Bonus was to be payable to Executive. In addition, Executive would be entitled to a Sale Bonus if after a Change of Control a definitive agreement with respect to a Sale, which is consummated, was entered into (a) within one year if Executive elects to terminate the Ratican Employment Agreement as a result of the Change of Control or the Ratican Employment Agreement terminates during the Change of Control Period as a result of Executive's death or incapacity or (b) on or before March 31, 2001 if the Ratican Employment Agreement is terminated Without Cause after a Change of Control.

If any payment under the Ratican Employment Agreement, either alone or together with other amounts which Executive has the right to receive from the Company, (the "Affected Payment") would have constituted an "excess parachute payment" (as defined in the Internal Revenue Code), then Executive would have been entitled to receive an additional cash payment (the "Additional Payment") which, when added to the Affected Payment provides a net benefit to the Executive, after payment of the excise tax imposed by Section 4999 of the Internal Revenue Code and penalties and interest thereon, and payment of any federal, state and local income taxes and penalties and interest thereon attributable to such Additional Payment, equal to the Affected Payment before such Additional Payment.

In connection with its approval of the Settlement Agreement with Mr.
Dupee and certain other shareholders in May 1998, the Board on May 8, 1998 amended the Ratican Employment Agreement and the 1997 Link Employment Agreement, discussed below, to clarify that although the New Directors were elected to the Board by a majority of the "Continuing Directors" as such term is defined in such employment agreements, they would not be considered "Continuing Directors" for the purposes of determining whether a "Change of Control" had occurred under such employment agreements. As a result of the 1998 Amendment to the Ratican Employment Agreement, the election of a shareholder slate at the Annual Meeting which did not contain two Board nominees would trigger the "Change of Control" provisions to the Ratican Employment Agreement.

Ratican Settlement and Consulting Agreements

On April 16, 1999, the Company and Peter J. Ratican ("Ratican"), entered into a Settlement Agreement dated April 16, 1999 (the "Ratican Settlement Agreement") pursuant to which Ratican agreed to resign as Chairman of the Board, CEO and President of the Company. In order to ensure an orderly transition, the Company and Ratican agreed that such resignations would become effective on June 30, 1999 (the "Termination Date"). In addition, Ratican agreed not to stand for reelection to the Board when his term expired at the Annual Meeting. The Ratican Settlement Agreement, which was negotiated between Ratican and representatives of the Board over a two month period, outlines the terms of the agreements between Ratican and the Company, including the amendment to Ratican's Employment Agreement and certain other existing agreements and the terms of a new consulting agreement (the "Related Agreements"). The Ratican Settlement Agreement also provided that Ratican and the Company exchange releases. On April 24, 1999 (the "Effective Date") the Ratican Settlement Agreement and each of the Related Agreements became effective.

In connection with the Ratican Settlement Agreement, Ratican and the Company entered into Amendment No. 4 ("Amendment No. 4") dated April 16, 1999 to the Ratican Employment Agreement, which became effective as of the Effective Date, pursuant to which Ratican and the Company agreed; (i) to shorten the termination date of the Ratican Employment Agreement from April 1, 2001 to the Termination Date; (ii) that Ratican would no longer be entitled to future or potential Performance Bonuses, Sale Bonuses, severance pay upon the expiration of the term of the Ratican Employment Agreement, or stock option grants under the terms of the Ratican Employment Agreement; (iii) that during the period from the Effective Date through the Termination Date, Ratican's powers and duties would be limited to those powers and duties designated by the Executive Committee of the Board (the "Executive Committee"); and (iv) the termination of Ratican's employment pursuant to Amendment No. 4 on the Termination Date and the election of the New Directors at the Annual Meeting would not trigger any Change of Control Payment to Ratican.

Pursuant to the Ratican Settlement Agreement, Ratican and the Company have entered into a four year non-exclusive consulting agreement commencing July 1, 1999 (the "Commencement Date") at an annual consulting fee of $500,000 (the "Consulting Fee") and the provision by the Company to Ratican of certain health and other benefits comparable to those currently being received by Ratican under the Ratican Employment Agreement (the "Ratican Consulting Agreement"). The Ratican Consulting Agreement provides that Ratican's consulting services shall not interfere with his other business activities and he will be free to engage in such other business activities as he desires; provided, however, he shall be prohibited from rendering services to an HMO competitor of the Company in California, Indiana or Louisiana during the first year of the Ratican Consulting Agreement. After the Commencement Date, the Ratican Consulting Agreement may be terminated voluntarily by Ratican or for "Cause", as defined in the Consulting Agreement, by the Company in which case no further payments would be due Ratican thereunder. In the event of a termination of the Consulting Agreement after the Commencement Date as a result of Ratican's death or incapacity, Ratican or his estate would receive the Consulting Fee due for the remainder of the four year term. The Ratican Consulting Agreement provides for indemnification by the Company to Ratican under appropriate circumstances and the advancement of legal fees and expenses for indemnification actions and in the event of a dispute thereunder subject to certain requirements.

If the Company, after notice and time to cure, fails to pay the Ratican Consulting Fee and is determined to be in breach of the Ratican Consulting Agreement (a "Company Default"), (i) Ratican may terminate the Ratican Consulting Agreement, declare the remaining balance due thereunder immediately payable and receive the discounted value thereof; (ii) the Amended Note (as defined below) will become non-recourse; and (iii) Ratican will continue to accrue benefits under the SERP (as defined below) through June 30, 2003.

In connection with the Ratican Settlement Agreement, as of the Effective Date adjustments were also made to Ratican's outstanding option agreements. Ratican's Senior Executive Stock Option Agreement (the "1996 Option Agreement") with respect to options granted under the 1996 Senior Executives Option Plan (the "1996 Option Plan") was amended so that: (i) the term of the options granted thereunder (the "1996 Plan Options") was shortened to January 1, 2005 (the "Option Term"); (ii) the exercise price of the options granted on July 26, 1996, January 1, 1997 and January 1, 1998 was reduced from $14.75, $22.25 and 10.88, respectively, to $7.2875 or $1.875 over the average closing trading price of the Company's common stock for April 19, 1999 through April 23, 1999 or $5.412 per share and
(iii) the 1996 Plan Options would remain exercisable through the Option Term, notwithstanding the termination of Ratican's employment with the Company or the termination of the Ratican Consulting Agreement. In addition, as of the Effective Date, the Company and Ratican entered into Amendment No. 2 dated April 16, 1999 to the 1989 Option Agreement pursuant to which the 1989 Option Agreement was amended to extend Ratican's ability to exercise the options granted thereunder (the "1989 Options") until December 5, 2000 (the original option term of the 1989 Options under the 1989 Option Agreement), notwithstanding the termination of Ratican's employment with the Company on the Termination Date.

In connection with the Ratican Settlement Agreement, as of the Effective Date, the terms of the SERP and Ratican's promissory note to the Company dated February 17, 1997 were also amended, see "Supplemental Executive Retirement Plan" below and "Item 13. Certain Relationships and Related Transactions".

Other Employment Agreements

Effective August 1999, Paul R. Dupee, Jr. was appointed Chief Executive Officer of the Company by the Board. Mr. Dupee has not entered into an employment agreement with the Company; however, upon his appointment as Chief Executive Officer the Board authorized the Company to 1) pay Mr. Dupee an annual salary not to exceed $100,000 per annum, 2) granted options to Mr. Dupee to purchase 150,000 shares of the Company's Common Stock and 3) pay Mr. Dupee's reasonable business expenses including his living expenses in Los Angeles.


As of August 1, 1999, the Company entered into a new employment agreement with Richard A. Link ("Link") for a period of 29 months commencing as of August 1, 1999 through December 31, 2001 wherein Link is employed as Chief Operating Officer of the Company in addition to his position of Executive Vice President - Finance and Administration and Chief Financial Officer (the "Link Employment Agreement"). The Link Employment Agreement superceded a three-year employment agreement the Company entered into with Link as of December 11, 1997 upon his appointment as Executive Vice President - Finance and Administration and Chief Financial Officer (the "1997 Link Employment Agreement"). The 1997 Link Employment Agreement provided for an annual base salary of $275,000, subject to increases and bonuses as may be determined from time to time by the Company's Chief Executive Officer. Link's base salary in 1999 was $300,000 per annum under the 1997 Link Employment Agreement. The Link Employment Agreement provides for an annual base salary of $400,000, subject to increases and bonuses as may be determined from time to time by the Company's Board of Directors. The Link Employment Agreement also provided for the payment of a $100,000 bonus upon execution of the agreement. In addition, upon the sale of the Company, a sale of 80% or more of the Company's assets or a merger or other transaction(s) where the Company shareholders cease to own a majority of the outstanding voting stock, Link is entitled to a sale bonus of 1% of the excess sale value over an initial value of $80 million. The Link Employment Agreement further provides that upon the termination of Mr. Link by the Company without cause or the voluntary termination of employment by Mr. Link for certain reasons as set forth in the Link

Employment Agreement Mr. Link will be entitled to receive (i) a payment equal to the balance of his annual base salary which would have been paid over the remainder of the term of the Link Employment Agreement; (ii) an additional one year's annual base salary; (iii) immediate vesting of all stock options; and (iv) the continuation of the right to participate in any profit sharing, pension, life, health and accident insurance, or other employee benefit plans including a car allowance through December 31, 2001. Cause is defined as: (i) the continued failure or refusal to substantially perform duties pursuant to the terms of the Link Employment Agreement; (ii) the engaging in misconduct or inaction materially injurious to the Company; or (iii) the conviction of a felony or of a crime involving moral turpitude. In the event of a "Change of Control" of the Company, Mr. Link may elect to terminate the Link Employment Agreement within 120 days after such Change in Control in which case he will be entitled to receive a payment equal to 2.99 times his annualized compensation, as defined. In the event of death or incapacity, Mr. Link, or his estate, shall receive the equivalent of 90 days base salary and in the case of incapacity, the continuation of health and life insurance benefits. The Link Employment Agreement also provides that in the event Mr. Link does not receive an offer for a new employment agreement containing terms at least as favorable as those contained in the existing employment agreement, Mr. Link will be entitled to receive a payment equal to one year's base salary under the terminating agreement.

As of December 1, 1998, the Company entered into a new employment agreement with Alan D. Bloom with a term through December 31, 1999 which provides for an annual base salary of $225,000 through December 31, 1998 and $230,000 from January 1, 1999 through December 31, 1999, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. As of October 1, 1999 the Company entered into a new employment agreement with Mr. Bloom with a term through December 31, 2000 which provides for an annual base salary of $230,000 through December 31, 1999 subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer or Chief Operating Officer of the Company.

As of December 1, 1998, the Company entered into a new employment agreement with Patricia A. Fitzpatrick with a term through December 31, 1999 which provides for an annual base salary of $131,000 through December 31, 1998 and $134,500 from January 1, 1999 through December 31, 1999, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer of the Company. As of October 1, 1999 the Company entered into a new employment agreement with Patricia A. Fitzpatrick with a term through December 31, 2000 which provides for an annual base salary of $134,500 through December 31, 1999, subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer or Chief Operating Officer.

As of December 1, 1998, the Company entered into a new employment agreement with Warren D. Foon with a term through December 31, 2001 which provides for an annual base salary of $190,000 through December 31, 1998 and $200,000 from January 1, 1999 with such increases and bonuses as may be determined from time to time by the Chief Executive Officer of the Company.

As of October 1, 1999, the Company entered into an employment agreement with Kenneth D. Kubisty for a term through December 31, 2000 which provides for an annual base salary of $86,000 to be adjusted to $100,000 in the event he is appointed as Acting Vice President, General Manager of Maxicare Indiana, Inc., subject to increases and bonuses, as may be determined from time to time by the Chief Executive Officer or Chief Operating Officer of the Company. In November 1999 Mr. Kubisty was appointed Acting Vice President, General Manager of Maxicare Indiana, Inc.

As of December 1, 1998, the Company entered into an employment agreement with Sanford N. Lewis with a term through December 31, 2000 which provides for an annual base salary of $150,000 through December 31, 1998 and $155,000 from January 1, 1999 with such increase and bonuses as may be determined from time to time by the Chief Executive Officer of the Company.

Pursuant to these respective agreements, in the event that either Mr. Bloom, Ms. Fitzpatrick, Mr. Foon, Mr. Kubisty or Mr. Lewis is terminated without cause as set forth in the respective agreements, he or she will be entitled to receive (a) the greater of the base salary through the expiration date of the agreement or six months base salary and (b) health, dental, disability and life insurance benefits he or she was receiving prior to such termination.

Kleaver Consulting Agreement

In connection with the Ratican Settlement Agreement, Elwood I. Kleaver, Jr. ("Kleaver"), a current board member, agreed to become the Company's Interim Chief Operating Officer ("COO") beginning April 24, 1999 (the "Kleaver Commencement Date") pursuant to a consulting agreement with the Company dated April 16, 1999 (the "Kleaver Consulting Agreement"). Under the Kleaver Consulting Agreement, Kleaver has agreed to serve as COO for a period of no less than four months (the "Initial Term") at $40,000 per month (the "Kleaver Consulting Fees"). The Kleaver Consulting Agreement was subject to termination (i) upon Kleaver's death or disability; (ii) for "Cause", as defined in the Kleaver Consulting Agreement; (iii) for any reason other than (i) and (ii) as set forth above or (iv) after August 24, 1999, upon thirty days prior notice. In the event of a termination of the Kleaver Consulting Agreement pursuant to (iii) Kleaver would be entitled to receive either the unpaid portion of the Kleaver Consulting Fee for the Initial Term or if the termination is after the Initial Term, $40,000.

Pursuant to the terms of the Kleaver Consulting Agreement, the Company has granted Kleaver, effective as of the Commencement Date, options to purchase 50,000 shares of the Company's stock (the "Kleaver Options") pursuant to the Company's 1995 Stock Option Plan at $5.31 per share, the closing market price of the Company's common stock on the last trading day immediately preceding the effectiveness of the option grant. The Kleaver Options have a ten year term and vest at a rate of 6,000 shares per month during the Initial Term and 4,000 shares per month thereafter. All vested options will be exercisable for a period of one year after the termination of Kleaver's consulting services to the Company (or employment by the Company, if applicable).

Effective July 30, 1999 Kleaver resigned as Interim Chief Operating Officer and the Kleaver Consulting Agreement terminated effective August 31, 1999.

Supplemental Executive Retirement Plan

Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP"), an unfunded retirement plan which covers key executives of the Company as designated by the Board (the "Participants"). As of December 31, 1999 there were seven participants in the SERP of which four were employed by the Company as of that date. Messrs. Link, Bloom, Foon and Lewis are designated Participants. The SERP provides for a retirement benefit equal to 25% of the Participant's average compensation (the average of the Participant's base salary and annual bonus for the final three years of service) to be reduced by 1/15 for each year of service by which the Participant's years of service are less than 15 years. The retirement benefit fully vests upon the Participant reaching the age of 55 or upon a "Change of Control" if the Participant's employment with the Company is terminated within two years after the "Change of Control". On March 28, 1998 the SERP was amended to provide for full vesting to Participants who elect to terminate their employment with the Company pursuant to a "Change of Control" clause in their employment agreement. In connection with the Ratican Settlement Agreement, the SERP was further amended effective as of April 24, 1999 to provide that Ratican will continue to accrue benefits under the SERP during the term of the Ratican Consulting Agreement. The normal retirement benefit is payable at age 65; however, the Participant may elect to receive an early retirement benefit whereupon, such benefit will be reduced by 1/240 for each month by which the distribution precedes the normal retirement date. In addition, the SERP provides for a pre-retirement death benefit equal to 200% of the Participant's average compensation.

Compensation of Directors

During 1999, non-employee directors of the Company (the "Outside Directors") received compensation for their services as directors. These members were Claude S. Brinegar, Florence F. Courtright, Robert M. Davies, Paul R. Dupee, Jr.(prior to his appointment as Chief Executive Officer), Thomas W. Field, Jr., Elwood I. Kleaver, Jr., Charles E. Lewis, Alan S. Manne (through June 30, 1999), George H. Bigelow (subsequent to June 30, 1999) and Simon J. Whitmey (subsequent to June 30, 1999). During 1999, Mr. Brinegar earned $35,250; Ms. Courtright earned $30,750; Mr. Davies earned $30,750; Mr. Dupee earned $22,500; Mr. Field earned $35,250; Mr. Kleaver earned $30,250; Mr. Lewis earned $30,750; Mr. Manne earned $12,000; Mr. Bigelow earned $18,000; and Mr. Whitmey earned $18,750. During 2000, the Outside Directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting. In addition, directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

The Outside Directors have received options to purchase shares of Common Stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the outstanding options at December 31, 1999 held by the Outside Directors, the date of grant and the exercise price of such options:

	                             # of	                    	Exercise Price
      Director               	Options	  Date of Grant	  Per Share
---------------------	-------	-----------------	--------------
Claude S. Brinegar	           5,000	    July 26, 1996	     $14.75
 	                            5,000	    January 2, 1997	   $22.25
 	                            5,000	    January 2, 1998	   $10.88
	                             5,000	    January 2, 1999	   $ 6.00

Florence F. Courtright	       5,000	    July 26, 1996	     $14.75
                          	   5,000 	   January 2, 1997	   $22.25
	                             5,000    	January 2, 1998	   $10.88
	                             5,000    	January 2, 1999	   $ 6.00

Robert M. Davies           	  5,000    	January 2, 1999	   $ 6.00

Paul R. Dupee, Jr.	           5,000    	January 2, 1999	   $ 6.00

Thomas W. Field            	  5,000    	July 26, 1996	     $14.75
                           	  5,000    	January 2, 1997	   $22.25
	                             5,000    	January 2, 1998	   $10.88
	                             5,000    	January 2, 1999	   $ 6.00

Elwood I. Kleaver, Jr.	       5,000    	January 2, 1999	   $ 6.00
                          	  24,000    	April 24, 1999	    $ 5.31

Charles E. Lewis           	  5,000    	July 26, 1996	     $14.75
	                             5,000    	January 2, 1997	   $22.25
	                             5,000    	January 2, 1998	   $10.88
                           	  5,000    	January 2, 1999	   $ 6.00

</TABLE

For those outstanding options granted prior to July 26, 1996 the options vested at the date of grant and expire five years from the date of grant provided these directors continue to serve as directors of the Company.
If the directorship is terminated, such options expire 30 days from the date of such termination.

The options granted July 26, 1996 and thereafter (with the exception of those granted to Mr. Kleaver on April 24, 1999, which were granted under the 1995 Plan) were issued under the Formula Plan. Commencing January 2,
1997, and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 5,000 shares of Common Stock pursuant to the terms and provisions of the Formula Plan. The options vest six months from the date of grant and expire ten years from the date of grant provided the director continues to serve as a director of the Company. In the event of termination of the directorship, such options expire one year from the date of such termination.

Compensation Committee Interlocks and Insider Participation

Peter J. Ratican, the Company's President and Chief Executive Officer, through June 30, 1999, served as an ex-officio member of the Compensation
Committee of the Company through that date. Although Mr. Ratican served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The Company's Board as a whole determined Mr.
Ratican's total compensation package.

Paul R. Dupee, Jr., the Company's Chief Executive Officer, served as an ex-officio member of the Compensation Committee of the Company for the year ended December 31, 1999. Although Mr. Dupee served as an ex-officio member of this Compensation Committee, he did not participate in any decisions regarding his own compensation as an executive officer. The
Company's Board as a whole determines Mr. Dupee's total compensation package.

Item 12. Security Ownership of Certain Beneficial Owners and

         Management


The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of December 31, 1999 by each director, by the Company's Chief Executive Officer ("CEO"), by the four other most highly compensated executive officers other than the CEO, by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock on such date.



	  Amount and Nature of
	Beneficial Ownership(1)
	-----------------------
		Percentage
	 Common	of Common
Name and Address of Person or Group  	 Stock(2)	 Stock(3)
-----------------------------------	---------	----------

Heartland Advisors, Inc. (4)         	3,549,900	   19.8%
  790 North Milwaukee Street
  Milwaukee, Wisconsin  53202

Snyder Capital Management, L.P. (5)  	3,503,000	   19.5%
  Snyder Capital Management, Inc.
  350 California Street, Suite 1460
  San Francisco, Ca  94104

J O Hambro Capital Management        	1,869,500	   10.4%
  (Holdings) Limited (6)
  10 Park Place
  London, SW1A 1 LP
  England

Bear, Stearns & Co. Inc. (7)         	1,700,714	    9.5%
  245 Park Avenue
  New York, New York 10167

Paul R. Dupee, Jr. (8)              	  812,000	    4.5%
  1149 South Broadway Street
  Los Angeles, California 90015


	  Amount and Nature of
	Beneficial Ownership(1)
	-----------------------
		Percentage
	 Common	of Common
Name and Address of Person or Group  	 Stock(2)	 Stock(3)
-----------------------------------	---------	----------

Peter J. Ratican (9)               	  708,078	    3.8%
  1149 South Broadway Street
  Los Angeles, California  90015

Richard A. Link (10)               	  158,159	    *
  1149 South Broadway Street
  Los Angeles, California  90015

Warren D. Foon (11)	                     60,031	    *
  1149 South Broadway Street
  Los Angeles, California 90015

Elwood I. Kleaver, Jr.(12)	              51,839	    *
  1149 South Broadway Street
  Los Angeles, California 90015

Thomas W. Field, Jr. (13)	              30,000	    *
  1149 South Broadway Street
  Los Angeles, California  90015

Claude S. Brinegar (13)	                 24,000	    *
  1149 South Broadway Street
  Los Angeles, California  90015

Charles E. Lewis (13)                	   20,018	    *
  1149 South Broadway Street
  Los Angeles, California  90015

Florence F. Courtright (13)         	   20,000 	    *
  1149 South Broadway Street
  Los Angeles, California  90015

	  Amount and Nature of
	Beneficial Ownership(1)
	-----------------------
		Percentage
	 Common	of Common
Name and Address of Person or Group  	 Stock(2)	 Stock(3)
-----------------------------------	---------	----------

Alan D. Bloom (14)	                       13,745	    *
  1149 South Broadway Street
  Los Angeles, California  90015

Robert M. Davies (15)	                    15,000	    *
  1149 South Broadway Street
  Los Angeles, CA  90015


George H. Bigelow                    	    1,000
  1149 South Broadway Street
  Los Angeles, CA  90015

All Directors and Executive Officers
  as a Group (14 persons) (16)       	1,956,480 	   10.3%


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

(4)	Heartland Advisors, Inc. is an investment adviser registered under
Section 203 of the Investment Advisors Act of 1940.  All shares are held in various investment advisory accounts of Heartland Advisors,
Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities.  The interests of one such account,
Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relate to more than 5% of the class.  These beneficial owners have sole voting power with respect to 2,469,150 shares and sole dispositive power with respect to 3,549,900  shares.
The above information presented in regards to the beneficial ownership of the Company's Common Stock by Heartland Advisors, Inc.
is based upon a Schedule 13G filed by Heartland Advisors, Inc. with the SEC on January 20, 2000.

(5)	Snyder Capital Management, L.P. ("SCMLP") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.
Snyder Capital Management, Inc. ("SCMI") is the sole general partner of SCMLP. Both SCMLP and SCMI are wholly owned by Nvest Companies,
L.P. ("Nvest Companies"), a limited partnership affiliated with
Nvest, L.P., a publicly traded limited partnership. The general partner of Nvest, L.P. and the managing general partner of Nvest
Companies is an indirect, wholly owned subsidiary of Metropolitan
Life Insurance Company ("MetLife").  As of June 30, 1998, MetLife
beneficially owned all of the general partner interests in Nvest
Companies and Nvest, L.P. and, in the aggregate, general partner and limited partner interests of Nvest Companies and Nvest, L.P.
representing approximately 47% of the economic interests in the business of Nvest Companies. SCMI and Nvest Companies operate under an understanding that all investment and voting decisions regarding advisory accounts managed by SCMLP are to be made by SCMI and SCMLP and not by Nvest Companies or any entity controlling Nvest Companies.
Accordingly, SCMI and SCMLP do not consider Nvest Companies or any entity controlling Nvest Companies to have any direct or indirect control over the securities held in managed accounts. These filers have  shared voting power with respect to 3,128,800 of these shares, and shared dispositive power with respect to 3,503,000 of these shares.  The above information presented in regards to the beneficial ownership of the Company's Common Stock by these filers is based upon a Schedule 13G/A filed by these filers with the SEC on February 14,
2000.

(6)	J O Hambro Capital Management (holdings) Limited is a Corporation organized under the laws of England.  It functions as the ultimate holding company for J O Hambro Capital Management.  J O Hambro
Capital Management is principally engaged in the business of investment management and advising.  It serves as co-investment adviser to NASCIT and American Opportunity Trust and as investment adviser to Orgx and investment manager to certain private clients.
The above information is based upon a schedule 13G filed by J O
Hambro Capital Management Limited with the SEC on September 16, 1999.

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

(8)	Includes 155,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(9)	Includes 557,778 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(10)	Includes 158,133 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(11)	Includes 60,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(12)	Includes 29,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(13)	Includes 20,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(14)	Includes 13,334 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(15)	Includes 5,000 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

(16)Includes 1,100,744 shares which are subject to options which are currently exercisable or will become exercisable within 60 days.

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

As of December 31, 1999, Mr. Froelich owed principal of $2,229,028 and accrued interest of approximately $422,000. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Mr. Froelich sells any shares of the Company's Common Stock serving as security under the loan agreement, then
Mr. Froelich shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest owed by such Mr. Froelich as of such date.

In connection with the Ratican Settlement Agreement, as of the Effective
Date, the 1997 Ratican Note and related loan documents were also amended.
Pursuant to the terms of the Amended and Restated Promissory Note dated
April 16, 1999 (the "Restated 1997 Note"), the term of the 1997 Ratican
Note was extended from April 1, 2001 to June 30, 2003 (the "Maturity
Date"). In addition, the Restated 1997 Note provides that on the Maturity
Date, in lieu of payment of the Original Balance and all accrued interest thereon (the "Maturity Balance"), Mr. Ratican may fully satisfy his obligations under the Restated 1997 Note through the payment to the Company for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr. Ratican resulting from the reduction of the Maturity
Balance to zero (the "Applicable Taxes"); provided, however, in the event the Mr. Ratican Consulting Agreement is terminated for Cause or voluntarily by Mr. Ratican or Mr. Ratican fails to timely pay the Applicable Taxes, the Restated 1997 Note provides that the full Maturity
Balance will remain due. The Restated 1997 Note also provides that Mr.
Ratican may withdraw, at any time, all or any portion of the 150,000 shares of the Company's common stock held by the Company as collateral under the Restated 1997 Note and substitute in lieu thereof, cash, treasury notes, U.S. government backed securities or other collateral acceptable to the Company valued at not less than $800,000. As previously discussed, the Restated 1997 Note becomes non-recourse upon the occurrence of a Company Default under the Ratican Consulting Agreement.

Effective July 30, 1998, Mr. Ratican entered into a Promissory Note with the Company (the "1998 Ratican Note"), whereby Mr. Ratican promised to pay the Company the sum of $143,118 without interest (the "Principal
Balance"). The Principal Balance was equal to an overpayment, determined in 1998, of Mr. Ratican's Performance Bonus for the 1995 fiscal year.
Under the 1998 Ratican Note, the Principal Balance was payable out of 1) any payments due Ratican pursuant to selected provisions of the Ratican
Employment Agreement or 2) any other cash bonuses or cash awards granted to Ratican by the Company whether discretionary or pursuant to any plan after the effective date of the Promissory Note. The remaining unpaid and outstanding Principal Amount, if any, was fully due and payable on March
31, 2001. In connection with the Ratican Settlement Agreement, the Company also cancelled the Principal Balance due on the 1998 Ratican Note.

Item 14. Exhibits, Financial Statement Schedules, and

         Reports on Form 8-K


(a) 1. Financial Statements
		The following consolidated financial statements of Maxicare
Health Plans, Inc. are included in this report in response to Item 8.

		Report of Independent Auditors - Ernst & Young LLP

		Consolidated Balance Sheets - At December 31, 1999
			and 1998
		Consolidated Statements of Operations - Years ended
		 	December 31, 1999, 1998 and 1997
		Consolidated Statements of Cash Flows - Years ended
	 	 	December 31, 1999, 1998 and 1997
		Consolidated Statements of Changes in Shareholders'
	 	 	Equity - Years ended December 31, 1999, 1998 and 1997
		Notes to Consolidated Financial Statements

    2.	Financial Statement Schedules

		Schedule I - Condensed Financial Information of Registrant -
Condensed Balance Sheets at December 31, 1999 and 1998, Condensed
Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, Notes to Condensed
Financial Information of Registrant

		Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997
All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) 1.	Reports on Form 8-K

	None.

(c) 1.	Exhibits

 2.1	Joint Plan of Reorganization dated May 14, 1990, as modified on
May 24, 1990 and July 12, 1990 (without schedules) *

 2.2	Order Confirming Joint Plan of Reorganization dated May 14,
1990, as Modified, entered on August 31, 1990 (without exhibits or schedules) *

 2.3	Amendment to Order Confirming Joint Plan of Reorganization dated
May 14, 1990, as Modified, entered on August 31,1990 *

 2.4	Stipulation and Order Re Conditions to Effectiveness of the
Plan, entered on December 3, 1990 *

 2.5		Notice That The Conditions to Effectiveness of the Plan Have
Been Met or Waived, filed on December 4, 1990 *

 2.6		Agreement and Plan of Merger of Maxicare Health Plans, Inc. and
HealthCare USA Inc., dated as of December 5, 1990 (without
exhibits or schedules) *

 3.1	Charter of Maxicare Health Plans, Inc., a Delaware corporation *

 3.3		Amendment to Charter of Maxicare Health Plans, Inc., a Delaware
corporation @

 3.4		Amended Bylaws of Maxicare Health Plans, Inc., a Delaware
corporation @@@

 3.4a		Amendment No. 1 to Amended and Restated Bylaws of Maxicare
Health Plans, Inc. @@@@@@@

 3.4b		Bylaw Amendment approved at Annual Meeting of Shareholders held on July 30, 1998 ######


3.4c		Maxicare Health Plans, Inc. Bylaws Amended through July 31, 1999
########

3.5		Certificate of Incorporation, as amended and restated, which includes, Restated Certificate of Incorporation of Healthcare
USA Inc. filed with the Office of the Secretary of State of
Delaware on July 19, 1985, Certificate of Merger of MHP
Acquisition Corp. into Healthcare USA Inc. filed with the Office of the Secretary of State of Delaware on September 13, 1986,
Certificate of Change of Registered Agent and Registered Office
filed with the Office of the Secretary of State of Delaware on
August 17, 1987, Certificate of Merger Merging Maxicare Health
Plans, Inc. with and into Healthcare USA Inc. (including as
Exhibit A thereto the Restated Certificate of Incorporation of
Healthcare USA Inc.) filed with the Office of the Secretary of
State of Delaware on December 5, 1990, Certificate of Correction
filed with the Office of the Secretary of State of Delaware on
May 17, 1991, Certificate of Ownership and Merger Merging
HealthAmerica Corporation into Maxicare Health Plans, Inc. filed with the Office of the Secretary of State of Delaware on
November 22, 1991, Certificate of Amendment of Restated
Certificate of Incorporation of Maxicare Health Plans, Inc.
filed with the Office of the Secretary of State of Delaware on
March 9, 1992, Certificate of Ownership and Merger Merging HCS
Computer, Inc. into Maxicare Health Plans, Inc. filed with the
Office of the Secretary of State of Delaware on November 6,
1992, and Certificate of Designation of Series B Preferred Stock
of Maxicare Health Plans, Inc. filed with the Office of the
Secretary of State of Delaware on February 27, 1998, Certificate
of Amendment of Certificate of Incorporation of Maxicare Health
Plans, Inc. filed with the Office of the Secretary of State of
Delaware on July 30, 1998 ######

 4.1		Form of Certificate of New Common Stock of Maxicare Health
Plans, Inc. *

 4.5		Stock Transfer Agent Agreement by and between Maxicare Health
Plans, Inc., and American Stock Transfer & Trust Company, dated as of December 5, 1990 *

 4.13		Rights Agreement, dated as of February 24, 1998, between
Maxicare Health Plans, Inc. and American Stock Transfer & Trust
Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of
Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of
Right Certificate, Form of Assignment, and Form

of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement ^^^

4.13a		First Amendment to Rights Agreement of Maxicare Health Plans,
Inc., entered into and between Maxicare Health Plans, Inc. and
American Stock Transfer & Trust Company as of October 9, 1998
######

10.3d		Amended and Restated Employment and Indemnification Agreement by
and between Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of April 1, 1996 ###

10.3e		Loan Agreement by and between Maxicare Health Plans, Inc. and
Peter J. Ratican entered into as of February 18, 1997 @@@@@@

10.3f		Secured Promissory Note executed by Peter J. Ratican as of
February 18, 1997 @@@@@@

10.3g		Pledge Agreement by and between Maxicare Health Plans, Inc. and
Peter J. Ratican entered into as of February 18, 1997 @@@@@@

10.3h	Amendment No. 1 to the Amended and Restated Employment and
Indemnification Agreement by and between Maxicare Health Plans,
Inc. and Peter J. Ratican @@@@@@

10.3i		Amendment No. 2 to the Amended and Restated Employment and
Indemnification Agreement by and between Maxicare Health Plans,
Inc. and Peter J. Ratican, dated as of March 28, 1998 #####

10.3j		Amendment No. 3 to the Amended and and Restated Employment and
Indemnification Agreement by and between Maxicare Health Plans
Inc. and Peter J. Ratican, dated as of May 8, 1998 #####

10.3l		The Settlement and Release Agreement between Peter J. Ratican
("Ratican") and Maxicare Health Plans, Inc. (the "Company")
dated April 16, 1999 ^^^^

10.3m		The Consulting Agreement between Ratican and the Company dated
April 16, 1999 ^^^^

10.3n		Amendment No. 4 dated April 16, 1999 to the Amended and Restated
Employment and Indemnification Agreement between Ratican and the
Company dated as of April 1, 1996 ^^^^


10.3o		Ratican's Amended and Restated Secured Promissory Note dated
April 16, 1999 ^^^^

10.3p		Amendment One dated April 16, 1999 to the Loan Agreement between
Ratican and the Company dated February 18, 1997 ^^^^

10.3q		Amendment One dated April 16, 1999 to the Pledge Agreement
between Ratican and the Company dated February 18, 1997 ^^^^

10.4d		Amended and Restated Employment and Indemnification Agreement by
and between Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of April 1, 1996 ###


10.4e		Loan Agreement by and between Maxicare Health Plans, Inc. and
Eugene L. Froelich entered into as of February 18, 1997 @@@@@@

10.4f		Secured Promissory Note executed by Eugene L. Froelich as of
February 18, 1997 @@@@@

10.4g		Pledge Agreement by and between Maxicare Health Plans, Inc. and
Eugene L. Froelich entered into as of February 18, 1997 @@@@@@

10.4h		Amendment No. 1 to the Amended and Restated Employment and
Indemnification Agreement by and between Maxicare Health Plans,
Inc. and Eugene L. Froelich @@@@@@

10.4i		Release by Eugene L. Froelich delivered to and for the benefit of Maxicare Health Plans, Inc. and entered into as of January
22, 1999 @@@@@@@@

10.7f		Employment Indemnification Agreement by and before Maxicare
Health Plans, Inc. and Vicki F. Perry, dated as of December 1,
1998 @@@@@@@@

10.8e	Employment and Indemnification Agreement by and between Maxicare
Health Plan, Inc. and Alan D. Bloom, dated as of January 1, 1998
@@@@@@@

10.8f		Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Alan D. Bloom, dated as of December
1,1998 @@@@@@@@

10.8g		Employment Agreement by and between Maxicare Health Plan, Inc., and Alan D. Bloom, dated as of October 1, 1999

10.9e		Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Richard A. Link, dated as of December 11,
1997 @@@@@@@

10.9f		Amendment No. 1 to the Employment and Indemnification Agreement
by and between Maxicare Health Plans, Inc. and Richard A. Link, dated as of May 8, 1998 #####

10.9g		Amended and Restated Employment Agreement by and between
Maxicare Health Plans, Inc. and Richard A. Link, dated as of
August 1, 1999

10.14		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Peter J. Ratican, dated as of December 5, 1990 *

10.14a	Amendment No. 1 to the Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Peter J. Ratican, dated as of
December 5, 1990 ###

10.14b	Amendment No. 2 dated April 16, 1999 to the Stock Option
Agreement between Ratican and the Company dated August 31, 1989
^^^^

10.15		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Eugene L. Froelich, dated as of December 5, 1990 *

10.15a	Amendment No. 1 to the Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Eugene L. Froelich, dated as of
December 5, 1990 ###

10.20		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Richard A. Link, dated as of December 5, 1990 *

10.28		Form of Distribution Trust Agreement *

10.30		Maxicare Health Plans, Inc. 401(k) Plan *

10.42		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Peter J. Ratican, dated as of February 25, 1992 @

10.44	   Amended Maxicare Health Plans, Inc. 1990 Stock Option Plan @

10.44a	Form of Stock Option Agreement related to the Maxicare Health
Plans, Inc. 1990 Stock Option Plan ########

10.68		Lease by and between Maxicare Health Plans, Inc. and
Transamerica Occidental Life Insurance Company, dated as of June
1, 1994 #
10.68a	First Amendment to the Lease by and between Maxicare Health
Plans, Inc., and TransAmerica Occidental Life Insurance Company,
dated as of November 1996

10.68b	Second Amendment to the Lease by and between Maxicare Health
Plans, Inc., and TransAmerica Occidental Life Insurance Company,
dated as of January 4, 1999

10.68c	Third Amendment to the Lease by and between Maxicare Health
Plans, Inc., and TransAmerica Occidental Life Insurance Company,
dated as of May 18, 1999

10.68d	Fourth Amendment to the Lease by and between Maxicare Health
Plans, Inc., and TransAmerica Occidental Life Insurance Company,
dated as of June 1, 1999

10.69		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Alan S. Manne, dated as of January 28, 1994 @@@@

10.70		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Alan D. Bloom, dated as of December 8, 1994 @@@@

10.72		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Richard A. Link, dated as of December 8, 1994 @@@@


10.75		Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Vicki F. Perry, dated as of December 8, 1994 @@@@

10.76		Restricted Stock Grant Agreement by and between Maxicare Health
Plans, Inc. and Peter J. Ratican, dated as of February 27, 1995
@@@@

10.77	  Restricted Stock Grant Agreement by and between Maxicare Health
Plans, Inc. and Eugene L. Froelich, dated as of February 27,
1995 @@@@

10.78		Maxicare Health Plans, Inc. 1995 Stock Option Plan ##

10.78a	Amendment Number One to the Maxicare Health Plans, Inc. 1995
Stock Option Plan @@@@@@

10.79a	Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Warren D. Foon, dated as of January 1,
1998 @@@@@@@


10.79b	Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Warren D. Foon, dated as of December 1,
1998 @@@@@@@@

10.80a	Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Warren D. Foon, dated as of May 20, 1991 @@@@@

10.80d	Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Warren D. Foon, dated as of December 8, 1994 @@@@@

10.81		Form of Stock Option Agreement relating to Exhibit 10.78 @@@@@

10.82a	Stock Option Agreement by and between Maxicare Health Plans,
Inc. and Peter J. Ratican, dated as of April 1, 1996 ###

10.82c	Amendment No. 1 dated April 16, 1999 to the Stock Option
Agreement between Ratican and the Company dated April 1, 1996
^^^^

10.83		Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock
Option Plan ####

10.83a	Amendment Number One to the Maxicare Health Plans, Inc. Outside
Directors 1996 Formula Stock Option Plan @@@@@@

10.83b	Amendment No. 2 to the Maxicare Health Plans, Inc. Outside
Directors 1996 Formula Stock Option Plan #######

10.84		Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option
Plan ####

10.84a	Amendment Number One to the Maxicare Health Plans, Inc. Senior
Executives 1996 Stock Option Plan @@@@@@

10.84b	Amendment Number Two dated April 16, 1999 to the Maxicare Health
Plans, Inc. Senior Executives 1996 Stock Option Plan ^^^^

10.85		Letter of Intent for the Transfer of Medi-Cal Members and
Provision of Services ^

10.85a	Health Services Agreement between Maxicare, a California
Health Plan and Molina Medical Centers ^^

10.86		Employment and Indemnification Agreement by and between Maxicare
Health Plans Inc. and Sanford N. Lewis, dated as of January 1,
1998 @@@@@@@

10.86a	Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc., and Sanford N. Lewis dated as of December 1,
1998.

10.87		Maxicare Health Plans, Inc. Supplemental Executive Retirement
Program @@@@@@@

10.87a	Amendment No.1 to the Maxicare Health Plans, Inc. Supplemental
Executive Retirement Plan dated as of March 28, 1998 #####

10.87b	Amendment No.2 to the Maxicare Health Plans, Inc. Supplemental
Executive Retirement Plan dated as of May 8, 1998 #####

10.87c	Amendment No. 3 dated April 16, 1999 to the Supplemental
Executive Retirement Plan ^^^^

10.89		Dupee Group Settlement Agreement by and between American
Opportunity Trust, Paul R. Dupee, Jr., J.O. Hambro Capital
Management Limited, J.O. Hambro Investment Management, and North
Atlantic Smaller Companies Investment Trust and Maxicare Health
Plans, Inc., dated as of May 8, 1998, including Exhibit A,
"Resolutions to be Adopted by the Shareholders of Maxicare
Health Plans, Inc. at the 1998 Annual Meeting," and Exhibits I
and II, form of stipulations dismissing litigation #####

10.89a	Form of Voting Agreement including Exhibit A, "Resolutions to be
Adopted by the Shareholders of Maxicare Health Plans, Inc. at
the 1998 Annual Meeting." #####

10.90		Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Patricia A. Fitzpatrick dated as of
December 1, 1998 @@@@@@@@

10.90a	Employment and Indemnification Agreement by and between Maxicare
Health Plans, Inc. and Patricia A. Fitzpatrick dated as of
October 1, 1999

10.91		The Consulting Agreement between Elwood I. Kleaver, Jr.
("Kleaver") and the Company dated April 16, 1999 ^^^^

10.91a	Stock Option Agreement between Kleaver and the Company
dated April 16, 1999 to the Amended and Restated Employment and
Indemnification Agreement between Ratican and the Company dated as of April 1, 1996 ^^^^

10.91b	Termination of Consulting Agreement between Elwood I. Kleaver,
Jr. and the Company dated August 3, 1999 ########

10.92.1 Maxicare Health Plans, Inc. 1999 Stock Option Plan ****


10.92a   Form of Stock Option Agreement related to the Maxicare
	Health Plans, Inc. 1999 Stock Option Plan ########

10.93	  Employment Agreement by and between Maxicare Health Plans, Inc.
and Kenneth Kubisty dated as of October 1, 1999.

21		List of Subsidiaries @@@

23.1		Consent of Independent Auditors - Ernst & Young LLP

27		Financial Data Schedule for the year ended December 31, 1999

28.1		Notice That The Conditions to Effectiveness of the Plan Have
Been Met or Waived ***

28.2		Stipulation and Order Regarding Conditions to
Effectiveness of Joint Plan of Reorganization ***


*		Incorporated by reference from the Company's Registration
Statement on Form 10, declared effective March 18, 1991, in
which this exhibit bore the same exhibit number.

***		Incorporated by reference from the Company's Report on Form 8-K dated December 5, 1990, in which this exhibit bore the same
exhibit number.

****		Incorporated by reference from the Company's Proxy Statement for
Annual Meeting of Stockholders held on June 30, 1999.

@		Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

@@@		Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

@@@@		Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

@@@@@@		Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.

@@@@@@@		Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.

@@@@@@@@	Incorporated by reference from the Company's Annual Report on
Form 10-K for the year ended December 31, 1998, in which this exhibit bore the same exhibit number.

#		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 30, 1994, in which this exhibit bore the same exhibit number.

##		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.

###		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended June 30, 1996, in which this exhibit bore the same exhibit number.

####		Incorporated by reference from the Company's Proxy Statement for
Annual Meeting of Stockholders held on July 26, 1996.

#####		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 1998 in which this exhibit bore the same exhibit number

######		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 30, 1998 in which this exhibit bore the same exhibit number.

#######		Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 1999 in which this exhibit bore the same exhibit number.

########	Incorporated by reference from the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 30, 1999 in which this exhibit bore the same exhibit number.


^		Incorporated by reference from the Company's Report on Form 8-K dated May 27, 1997 in which this exhibit bore the same exhibit number.

^^		Incorporated by reference from the Company's Report on Form 8-K dated July 18, 1997 in which this exhibit bore the same exhibit number.

^^^		Incorporated by reference from the Company's Report on Form 8-K dated February 24, 1998 in which this exhibit bore the same
exhibit number.

^^^^		Incorporated by reference from the Company's Report on Form 8-K dated May 4, 1999 in which this exhibit bore the same exhibit number.

SIGNATURES



	Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




	 March 30, 2000 	  /s/ Paul R. Dupee, Jr.
	    Date	-----------------------
			     Paul R. Dupee, Jr.
			 Chief Executive Officer



 	 March 30, 2000    	  /s/ Richard A. Link
  	    Date	------------------------
       	     Richard A. Link
			 Chief Operating Officer and
                             	 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                      Title                 Date


/s/ Paul R. Dupee, Jr. 		Chairman and Director	March 30, 2000
--------------------------
    Paul R. Dupee, Jr.

/s/ George H. Bigelow	Director	March 30, 2000
--------------------------
    George H. Bigelow

/s/ Claude S. Brinegar		Director		March 30, 2000
--------------------------
    Claude S. Brinegar

/s/ Florence F. Courtright	Director		March 30, 2000
--------------------------
    Florence F. Courtright

/s/ Robert M. Davies		Director		March 30, 2000
--------------------------
    Robert M. Davies

/s/ Thomas W. Field, Jr.		Director		March 30, 2000
--------------------------
    Thomas W. Field, Jr.

/s/ Elwood I. Kleaver, Jr.	Director		March 30, 2000
----------------------------
    Elwood I. Kleaver, Jr.

/s/ Charles E. Lewis		Director		March 30, 2000
--------------------------
    Charles E. Lewis

/s/ Simon J. Whitmey	Director	March 30, 2000
--------------------------
    Simon J. Whitme

MAXICARE HEALTH PLANS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Amounts in thousands)




			                                                                	  1999	  1998
			                                                              	--------	--------

CURRENT ASSETS
	Cash and cash equivalents.......................................	$    817 	$  1,544
	Marketable securities - Note 4..................................	             1,086
	Accounts receivable, net........................................	   1,238	    3,646
 Amounts due from subsidiaries - Note 2.........................	      721 	   3,411
	Deferred tax asset.............................................	         	    5,082
	Other current assets............................................	   2,160 	   1,534
				--------	--------
			TOTAL CURRENT ASSETS..........................................	   4,936	   16,303

PROPERTY AND EQUIPMENT, NET.....................................	    1,291	      800
INVESTMENT IN SUBSIDIARIES...................................... 	  35,211	   36,460
DEFERRED TAX ASSET..............................................	   18,222	   13,085
RESTRICTED INVESTMENTS - Note 4................................. 	               500
OTHER LONG-TERM ASSETS..........................................       510       436
		                                                              		--------  --------
			TOTAL ASSETS................................................. 	$ 60,170  $ 67,584
                                                              				======== 	========

CURRENT LIABILITIES
	Estimated claims and other health care costs payable...........	$   6,396   $ 5,611
	Amounts due to subsidiaries - Note 2...........................	    1,327	      357
	Other current liabilities......................................	    6,221	    8,419
		                                                              		-------- 	--------
			TOTAL CURRENT LIABILITIES.................................... 	  13,944 	  14,387

OTHER LONG-TERM LIABILITIES.....................................	    3,070	      241
                                                              				-------- 	--------
			TOTAL LIABILITIES............................................	   17,014	   14,628
                                                               				--------	--------

COMMITMENTS AND CONTINGENCIES - Note 3

TOTAL SHAREHOLDERS' EQUITY...................................... 	  43,156	   52,956
                                                               			-------- 	--------
			TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................	$   60,170 	$ 67,584
                                                              				========	 ========

See notes to condensed financial information of registrant.


MAXICARE HEALTH PLANS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)



                                                    				        Years ended December 31,
				                                                            1999	        1998 	  1997
		                                                       		---------    ---------	--------

REVENUES
	Equity in earnings (losses) of subsidiaries...............	$     60 	$ (26,235)	$ (25,021)
	Service agreement income..................................	  13,035 	   11,860	    10,865
	Investment income.........................................	     245 	      686	     2,352
	Other income..............................................	    (429) 	   1,336 	    1,988
		                                                       		---------  --------- 	---------
			TOTAL REVENUES........................................	    12,911	   (12,353)	   (9,816)
                                                       				---------  --------- 	---------
EXPENSES
	Marketing, general and administrative expenses............	  24,802 	   17,938	    15,126
	Depreciation and amortization.............................      916 	      547	       566
		                                                        	--------- 	--------- 	---------
			TOTAL EXPENSES........................................	    25,718 	   18,485	    15,692
		                                                        	---------	 --------- 	---------
LOSS FROM OPERATIONS........................................ (12,807)   (30,838)	  (25,508)

INCOME TAX BENEFIT.........................................      543 	    3,305	       427
                                                         		--------- 	---------	 ---------
NET LOSS..................................................	$ (12,264) $ (27,533) $ (25,081)
	                                                 	        ========= 	=========	 =========







                 See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)



			                                                    		   Years ended December 31,
				                                                     	   1999   	   1998	     1997
				                                                    	---------	 --------- 	---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................	$ (12,264)	$ (27,533)	$ (25,081)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
	Depreciation and amortization.........................	       916	       547	       565
 	Benefit from deferred income taxes....................	      (55)	     (106)	      (61)
	Loss contracts, divestiture costs, litigation,
      management settlement and other charges...........	    4,948	     1,831	     3,000
	Amortization of restricted stock......................	           	       58	       426
	Equity in (earnings) losses of subsidiaries...........	       (60)	   26,235 	   25,021
	Changes in other assets and liabilities...............	     2,421	    (5,622)	      805
			                                                    		--------- 	---------	 ---------
Net cash provided by (used for) operating activities....	   (4,094)	   (4,590)	    4,675
			                                                    		---------	 ---------	 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Proceeds from sales and maturities
			of marketable securities, net......................	      1,086	    12,745	    12,607
	Capital contributions to subsidiaries, net............	    (8,300)	  (22,490)	  (28,600)
	Dividends received from subsidiaries..................	    10,700	    11,700	     2,300
	(Purchases) dispositions of property and equipment, net	      173	      (263)	     (222)
	Loans to shareholders.................................		     	                   (4,458)
	Cash transferred upon sale of subsidiaries............		               3,137
			                                                    		--------- 	---------  ---------
Net cash provided by (used for) investing activities....     3,659 	    4,829	   (18,373)
	                                                    				--------- 	--------- 	---------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Payments on capital lease obligations.................       (292)      (261) 	    (350)
	Stock options exercised...............................		                 160 	    3,613
	Repurchase of restricted stock........................	           	     (344)	     (369)
			                                                    		--------- 	---------	 ---------
Net cash provided by (used for) financing activities....	     (292)	     (445)	    2,894
		                                                    			---------	 ---------	 ---------
Net decrease in cash and cash equivalents. . . . . . . .      (727)	     (206) 	 (10,804)
Cash and cash equivalents at beginning of year........       1,544	     1,750	    12,554
		                                                    		 	---------	---------	 ---------
Cash and cash equivalents at end of year................	$     817	$    1,544	$    1,750
	                                                    				 =========	=========	 =========
Supplemental disclosures of cash flow information:
	Cash paid during the year for -
		 Interest............................................	$     153   $      53	  $    48
		 Income taxes........................................	$      63	  $     	     $   100





MAXICARE HEALTH PLANS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands)




					   Years ended December 31,
					  1999	   1998     1997
				 	--------	--------- --------

Supplemental schedule of non-cash investing activities:
	Capital lease obligations incurred for purchase of
		 property and equipment and intangible assets........	$  1,065	$     63  $    102

  Forgiveness of note receivable from shareholder.......$    145

	Allowance for forgiveness of note receivable from
	  shareholder.........................................	$  2,542

	Forgiveness of amount due from subsidiary. . . . . . .	$  1,150

	Equipment contributed to subsidiary. . . . . . . . . .	$    404

Disposition of assets and liabilities upon sale of
	subsidiaries:
	Assets transferred to buyer...........................       		  $ 3,180
	Liabilities transferred to buyer......................	       	       43



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

NOTE 2 - TRANSACTIONS WITH SUBSIDIARIES

MHP operates under a decentralized and segregated cash management system. The operating subsidiaries currently pay monthly fees to MHP pursuant to administrative services agreements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

MHP's assets held under capital leases at December 31, 1999 and 1998 of $961,000 and $423,000, respectively, (net of $1,130,000 and $1,190,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense.

Future minimum lease commitments for noncancelable leases at December 31, 1999 were as follows:

	                             	Operating	Capitalized
	                              	 Leases  	  Leases
	(Amounts in thousands)      	--------- 	-----------
	2000..........................	 $1,550   $  446
	2001..........................	  1,858	     376
	2002..........................	    750	     373
	2003..........................	    234	     287
	2004..........................	     98	       9
	Total minimum	                  ------	  ------
	  obligations.................	 $4,490	   1,491
                              		 ======
	Amount representing interest..	       	     239
	Less current
 	  obligations.................      		     342
	Long-term 		                             ------
 	  obligations.................      		  $  910
			                                       ======

NOTE 4 - SALES OF SUBSIDIARIES

In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and claims payable) which related to operations of the health plans prior to October 1, 1998. Accordingly, the Condensed Balance Sheet of MHP as of December 31, 1998 reflects such remaining assets and liabilities retained by MHP under the terms of the respective sales agreements. The operations of these health plans for the year ended December 31, 1998 and 1999 have been reflected in the caption "Equity in (earnings) losses of subsidiaries" in the Condensed Statement of Operations of MHP for the year ended December 31, 1998 and 1999. Pursuant to the terms of the Illinois health plan sale agreement, approximately $1.0 million of cash and cash equivalents and marketable securities was held in escrow as of December 31, 1998, primarily for the satisfaction of claims payable obligations retained by MHP. In March 1999, the restricted investment balance of approximately $.5 million (held by the Indiana Department of Insurance with respect to the Illinois health plan) was released and transferred into the escrow account. The escrow account was terminated effective December 31, 1999.

MAXICARE HEALTH PLANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Year Ended December 31, 1999


Column A              	Column B       	Column C                 	Column D    	Column E
--------              	--------       	--------                 	--------     	--------
                                        Additions
                                        ---------
                     	Balance at   	Charged to  Charged to
                     	Beginning    	costs and  	other accounts 	Deductions	Balance at
Description          	of period    	expenses   	- describe     	- describe	end of period
-----------           	--------   	----------  	-----------    	----------	-------------
Allowance for
 Doubtful accounts
 And retroactive
 Billing adjustments  	$ 5,481	                                  $	(3,589)(1)	$ 1,892

Other valuation
 Accounts
                      	---------  	----------	--------------    	----------  	---------
                      	$ 5,481		                                	$(3,589)    	$ 1,892
                      	=========  	==========	==============    	==========  	=========


(1)	Decrease in allowance, net of retroactive billing adjustment write-offs.



For the Year Ended December 31, 1998

Column A            	Column B            	Column C             	Column D 	Column E
--------            	--------             --------              	-------- 	--------
Additions
---------
                    	Balance at  	Charged to 	Charged to
	                    Beginning   	costs and  	other accounts 	Deductions     	Balance at
Description          of period    	expenses	  - describe    	 - describe     	end of period
                     -----------	---------	  ----------	     --------------	----------	-------------
Allowance for
 Doubtful accounts
 And retroactive
 Billing adjustments 	$ 6,926	                               		(1,445) (1) 	$ 5,481

Other valuation
 Accounts
                   	---------   	----------	--------------	----------	---------
	                    $ 6,926		                                	(1,445)     	$ 5,481
                   	=========    	==========	==============	==========	=========



(1)	Decrease in allowance, net of retroactive billing adjustment write-offs.



MAXICARE HEALTH PLANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Year Ended December 31, 1997


Column A               	Column B         	Column C                    Column D 	Column E
--------               	--------	         --------                           	-------- 	--------
                                      Additions
                                      ---------
                      	Balance at  	Charged to 	Charged to
                      	Beginning   	costs and  	other accounts	Deductions	Balance at
Description	           of period   	expenses	  - describe     	- describe	end of period
-----------           	---------	  ----------	--------------	  ----------	-------------
Allowance for
 Doubtful accounts
 And retroactive
 Billing adjustments  	$ 5,112                  		$1,814 (1)              		$ 6,926

Other valuation
 Accounts	                 330	                               		$ (330) (2)
                     	---------	---------- 	--------------      	----------	---------
	                     $ 5,442                   		$ 1,814      	$ (330)    	$ 6,926
	=========	==========	==============	==========	=========


(1)  Increase in allowance, net of retroactive billing adjustment write-offs.

(2)  Reduction in valuation allowance for long-term receivables.


INDEX TO EXHIBITS



Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------

 2.1	Joint Plan of Reorganization dated
May 14, 1990, as modified on May 24,
1990 and July 12, 1990 (without
schedules) *

 2.2	Order Confirming Joint Plan of
Reorganization dated May 14, 1990, as
Modified, entered on August 31, 1990
(without exhibits or schedules) *

 2.3	Amendment to Order Confirming Joint
Plan of Reorganization dated May 14,
1990, as Modified, entered on August
31,1990 *

 2.4	Stipulation and Order Re Conditions
to Effectiveness of the Plan, entered
on December 3, 1990 *

 2.5		Notice That The Conditions to
Effectiveness of the Plan Have Been
Met or Waived, filed on December 4,
1990 *

 2.6		Agreement and Plan of Merger of
Maxicare Health Plans, Inc. and
HealthCare USA Inc., dated as of
December 5, 1990 (without exhibits or
schedules) *

3.1 Charter of Maxicare Health Plans,
Inc., a Delaware corporation *

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


 3.3		Amendment to Charter of Maxicare
Health Plans, Inc., a Delaware
corporation @

 3.4		Amended Bylaws of Maxicare Health
Plans, Inc., a Delaware corporation
@@@

 3.4a		Amendment No. 1 to Amended and
Restated Bylaws of Maxicare Health
Plans, Inc. @@@@@@@

 3.4b		Bylaw Amendment approved at Annual
Meeting of Shareholders held on July
30, 1998 ######

 3.4c		Maxicare Health Plans, Inc. Bylaws
Amended through July 31, 1999
########

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
Certificate of Incorporation of
Healthcare USA Inc.) filed with

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


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
Plans, Inc. filed with the Office of
the Secretary of State of Delaware on
July 30, 1998 ######

 4.1		Form of Certificate of New Common
Stock of Maxicare Health Plans, Inc.
*

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


 4.5		Stock Transfer Agent Agreement by and
between Maxicare Health Plans, Inc.,
and American Stock Transfer & Trust
Company, dated as of December 5, 1990
*

 4.13		Rights Agreement, dated as of
February 24, 1998, between Maxicare
Health Plans, Inc. and American Stock
Transfer & Trust Company, as Rights
Agent, which includes, as Exhibit A
thereto, the Certificate of
Designation of Series B Preferred
Stock of Maxicare Health Plans, Inc.,
as Exhibit B thereto, the Form of
Right Certificate, Form of
Assignment, and Form of Election to
Purchase, and as Exhibit C thereto,
the Summary of Rights Agreement ^^^

4.13a		First Amendment to Rights Agreement
of Maxicare Health Plans, Inc.,
entered into and between Maxicare
Health Plans, Inc. and American Stock
Transfer & Trust Company as of
October 9, 1998 ######

10.3d		Amended and Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans, Inc.
and Peter J. Ratican, dated as of
April 1, 1996 ###

10.3e		Loan Agreement by and between
Maxicare Health Plans, Inc. and Peter
J. Ratican entered into as of
February 18, 1997 @@@@@@

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.3f		Secured Promissory Note executed by
Peter J. Ratican as of February 18,
1997 @@@@@@

10.3g		Pledge Agreement by and between
Maxicare Health Plans, Inc. and Peter
J. Ratican entered into as of
February 18, 1997 @@@@@@

10.3h	Amendment No. 1 to the Amended and
Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans, Inc.
and Peter J. Ratican @@@@@@

10.3i		Amendment No. 2 to the Amended and
Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans, Inc.
and Peter J. Ratican, dated as of
March 28, 1998 #####

10.3j		Amendment No. 3 to the Amended and
and Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans Inc.
and Peter J. Ratican, dated as of May
8, 1998 #####

10.3l		The Settlement and Release Agreement
between Peter J. Ratican ("Ratican")
and Maxicare Health Plans, Inc. (the
"Company") dated April 16, 1999 ^^^^

10.3m		The Consulting Agreement between
Ratican and the Company dated April
16, 1999 ^^^^

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.3n		Amendment No. 4 dated April 16, 1999
to the Amended and Restated
Employment and Indemnification
Agreement between Ratican and the
Company dated as of April 1, 1996
^^^^

10.3o		Ratican's Amended and Restated
Secured Promissory Note dated April
16, 1999 ^^^^

10.3p		Amendment One dated April 16, 1999 to
the Loan Agreement between Ratican
and the Company dated February 18,
1997 ^^^^

10.3q		Amendment One dated April 16, 1999 to
the Pledge Agreement between Ratican
and the Company dated February 18,
1997 ^^^^

10.4d		Amended and Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans, Inc.
and Eugene L. Froelich, dated as of
April 1, 1996 ###


10.4e		Loan Agreement by and between
Maxicare Health Plans, Inc. and
Eugene L. Froelich entered into as of
February 18, 1997 @@@@@@

10.4f		Secured Promissory Note executed by
Eugene L. Froelich as of February 18,
1997 @@@@@

10.4g		Pledge Agreement by and between
Maxicare Health Plans, Inc. and
Eugene L. Froelich entered into as of
February 18, 1997 @@@@@@

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.4h		Amendment No. 1 to the Amended and
Restated Employment and
Indemnification Agreement by and
between Maxicare Health Plans, Inc.
and Eugene L. Froelich @@@@@@

10.4i		Release by Eugene L. Froelich
delivered to and for the benefit of
Maxicare Health Plans, Inc. and
entered into as of January 22, 1999
@@@@@@@@

10.7f		Employment and Indemnification
Agreement by and before Maxicare
Health Plans, Inc. and Vicki F.
Perry, dated as of December 1, 1998
@@@@@@@@

10.8e	 Employment and Indemnification
Agreement by and between Maxicare
Health Plan, Inc. and Alan D. Bloom,
dated as of January 1, 1998 @@@@@@@

10.8f		Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc. and Alan D. Bloom,
dated as of December 1,1998 @@@@@@@@

10.8g		Employment Agreement by and between	141 of 243
		Maxicare Health Plan, Inc., and Alan
		D. Bloom, dated as of October 1, 1999

10.9e		Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc. and Richard A.
Link, dated as of December 11, 1997
@@@@@@@

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.9f		Amendment No. 1 to the Employment 	156 or 243
		and Indemnification Agreement by and
		between Maxicare Health Plans, Inc.
		and Richard A. Link, dated as of May
		8, 1998 #####

10.9g		Amended and Restated Employment
Agreement by and between Maxicare
Health Plans, Inc. and Richard A.
Link, dated as of August 1, 1999

10.14		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Peter
J. Ratican, dated as of December 5,
1990 *

10.14a	Amendment No. 1 to the Stock Option
Agreement by and between Maxicare
Health Plans, Inc. and Peter J.
Ratican, dated as of December 5, 1990
###

10.14b	Amendment No. 2 dated April 16, 1999
to the Stock Option Agreement between
Ratican and the Company dated August
31, 1989
	   ^^^^

10.15		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and
Eugene L. Froelich, dated as of
December 5, 1990 *


10.15a	Amendment No. 1 to the Stock Option
Agreement by and between Maxicare
Health Plans, Inc. and Eugene L.
Froelich, dated as of December 5,
1990 ###

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.20		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and
Richard A. Link, dated as of December
5, 1990 *

10.28		Form of Distribution Trust Agreement
*

10.30		Maxicare Health Plans, Inc. 401(k)
Plan *

10.42		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Peter
J. Ratican, dated as of February 25,
1992 @

10.44	Amended Maxicare Health Plans, Inc.
1990 Stock Option Plan @

10.44a	Form of Stock Option Agreement
related to the Maxicare Health Plans,
Inc. 1990 Stock Option Plan ########

10.68		Lease by and between Maxicare Health
Plans, Inc. and Transamerica
Occidental Life Insurance Company,
dated as of June 1, 1994 #

10.68a	First Amendment to the Lease by and 	178 of 243
		between Maxicare Health Plans, Inc.,
		and TransAmerica Occidental Life
		Insurance Company, dated as of
		November 1996

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.68b	Second Amendment to the Lease by and 	181 of 243
		between Maxicare Health Plans, Inc.,
		and TransAmerica Occidental Life
		Insurance Company, dated as of
		January 4, 1999

10.68c	Third Amendment to the Lease by and 	184 of 243
		between Maxicare Health Plans,
		Inc., and TransAmerica Occidental Life
		Insurance Company, dated as of May
		18, 1999

10.68d	Fourth Amendment to the Lease by and 	186 of 243
		between Maxicare Health Plans, Inc.,
		and TransAmerica Occidental Life
		Insurance Company, dated as of June
		1, 1999

10.69		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Alan
S. Manne, dated as of January 28,
1994 @@@@

10.70		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Alan
D. Bloom, dated as of December 8,
1994 @@@@

10.72		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and
Richard A. Link, dated as of December
8, 1994 @@@@


10.75		Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Vicki
F. Perry, dated as of December 8,
1994 @@@@

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.76		Restricted Stock Grant Agreement by
and between Maxicare Health Plans,
Inc. and Peter J. Ratican, dated as
of February 27, 1995 @@@@

10.77	Restricted Stock Grant Agreement by
and between Maxicare Health  Plans,
Inc. and Eugene L. Froelich, dated as
of February 27, 1995 @@@@

10.78		Maxicare Health Plans, Inc. 1995
Stock Option Plan ##

10.78a	Amendment Number One to the Maxicare
Health Plans, Inc. 1995 Stock Option
Plan @@@@@@

10.79a	Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc. and Warren D.
Foon, dated as of January 1, 1998
@@@@@@@

10.79b	Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc. and Warren D.
Foon, dated as of December 1, 1998
@@@@@@@@

10.80a	Stock Option Agreement by and between
Maxicare Health Plans, Inc. and
Warren D. Foon, dated as of May 20,
1991 @@@@@

10.80d	Stock Option Agreement by and between
Maxicare Health Plans, Inc. and
Warren D. Foon, dated as of December
8, 1994 @@@@@

10.81		Form of Stock Option Agreement
relating to Exhibit 10.78 @@@@@

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.82a	Stock Option Agreement by and between
Maxicare Health Plans, Inc. and Peter
J. Ratican, dated as of April 1, 1996
###

10.82c	Amendment No. 1 dated April 16, 1999
to the Stock Option Agreement between
Ratican and the Company dated April
1, 1996
		^^^^

10.83		Maxicare Health Plans, Inc. Outside
Directors 1996 Formula Stock Option
Plan ####

10.83a	Amendment Number One to the Maxicare
Health Plans, Inc. Outside Directors
1996 Formula Stock Option Plan @@@@@@

10.83b	Amendment No. 2 to the Maxicare
Health Plans, Inc. Outside Directors
1996 Formula Stock Option Plan
#######

10.84		Maxicare Health Plans, Inc. Senior
Executives 1996 Stock Option Plan
####

10.84a	Amendment Number One to the Maxicare
Health Plans, Inc. Senior Executives
1996 Stock Option Plan @@@@@@

10.84b	Amendment Number Two dated April 16,
1999 to the Maxicare Health Plans,
Inc. Senior Executives 1996 Stock
Option Plan ^^^^

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.85		Letter of Intent for the Transfer of
Medi-Cal Members and Provision of
Services ^

10.85a	Health Services Agreement between
Maxicare, a California Health Plan
and Molina Medical Centers ^^

10.86		Employment and Indemnification
Agreement by and between Maxicare
Health Plans Inc. and Sanford N.
Lewis, dated as of January 1, 1998
@@@@@@@

10.86a	Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc., and Sanford N.
Lewis dated as of December 1, 1998.

10.87		Maxicare Health Plans, Inc.
Supplemental Executive Retirement
Program @@@@@@@

10.87a	Amendment No.1 to the Maxicare Health
Plans, Inc. Supplemental Executive
Retirement Plan dated as of March 28,
1998 #####

10.87b	Amendment No.2 to the Maxicare Health
Plans, Inc. Supplemental Executive
Retirement Plan dated as of May 8,
1998 #####

10.87c	Amendment No. 3 dated April 16, 1999
to the Supplemental Executive
Retirement Plan ^^^^

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.89		Dupee Group Settlement Agreement by
and between American Opportunity
Trust, Paul R. Dupee, Jr., J.O.
Hambro Capital Management Limited,
J.O. Hambro Investment Management,
and North Atlantic Smaller Companies
Investment Trust and Maxicare Health
Plans, Inc., dated as of May 8, 1998,
including Exhibit A, "Resolutions to
be Adopted by the Shareholders of
Maxicare Health Plans, Inc. at the
1998 Annual Meeting," and Exhibits I
and II, form of stipulations
dismissing litigation #####

10.89a	Form of Voting Agreement including
Exhibit A, "Resolutions to be Adopted
by the Shareholders of Maxicare
Health Plans, Inc. at the 1998 Annual
Meeting." #####

10.90		Employment and Indemnification
Agreement by and between Maxicare
Health Plans, Inc. and Patricia A.
Fitzpatrick dated as of December 1,
1998 @@@@@@@@

10.90a	Employment and Indemnification Agreement 	202 of 243
		by and between Maxicare Health Plans,
		Inc. and Patricia A. Fitzpatrick dated
		as of October 1, 1999

10.91		The Consulting Agreement between
Elwood I. Kleaver, Jr. ("Kleaver")
and the Company dated April 16, 1999
^^^^

Exhibit	Sequential
Number	Description                             	Page Number
------	-----------------------------------------          --------


10.91a	Stock Option Agreement between
Kleaver and the Company dated April
16, 1999 to the Amended and Restated
Employment and Indemnification
Agreement between Ratican and the
Company dated as of April 1, 1996
^^^^

10.91b	Termination of Consulting Agreement
between Elwood I. Kleaver, Jr. and
the Company dated August 3, 1999
########

10.92		Maxicare Health Plans, Inc. 1999
Stock Option Plan ****

10.92a  	Form of Stock Option Agreement
related to the Maxicare Health Plans,
Inc. 1999 Stock Option Plan ########

10.93 Employment Agreement by and between 	221 of 243
	Maxicare Health Plans, Inc. and Kenneth
	Kubisty dated as of October 1, 1999.

21		List of Subsidiaries @@@

23.1 Consent of Independent Auditors    	241 of 243
	Ernst & Young LLP

27 Financial Data Schedule for the year 	242 of 243
	ended December 31, 1999

28.1		Notice That The Conditions to
Effectiveness of the Plan Have Been
Met or Waived ***

28.2		Stipulation and Order Regarding
Conditions to Effectiveness of Joint
Plan of Reorganization ***

*		Incorporated by reference from the Company's Registration
Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

***		Incorporated by reference from the Company's Report on Form
8-K dated December 5, 1990, in which this exhibit bore the same exhibit number.

****		Incorporated by reference from the Company's Proxy
Statement for Annual Meeting of Stockholders held on June
30, 1999.

@		Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.

@@@		Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

@@@@		Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.

@@@@@@		Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.

@@@@@@@		Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.

@@@@@@@@	Incorporated by reference from the Company's Annual Report
on Form 10-K for the year ended December 31, 1998, in which this exhibit bore the same exhibit number.

#		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended
September 30, 1994, in which this exhibit bore the same exhibit number.

##		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended
September 30, 1995, in which this exhibit bore the same exhibit number.

###		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended June 30, 1996, in which this exhibit bore the same exhibit number.

####		Incorporated by reference from the Company's Proxy
Statement for Annual Meeting of Stockholders held on July
26, 1996.

#####		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended March
31, 1998 in which this exhibit bore the same exhibit number

######		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended
September 30, 1998 in which this exhibit bore the same exhibit number.

#######		Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended March
31, 1999 in which this exhibit bore the same exhibit number.

########	Incorporated by reference from the Company's Quarterly
Report on Form 10-Q for the quarterly period ended
September 30, 1999 in which this exhibit bore the same exhibit number.


^		Incorporated by reference from the Company's Report on Form
8-K dated May 27, 1997 in which this exhibit bore the same exhibit number.

^^		Incorporated by reference from the Company's Report on Form
8-K dated July 18, 1997 in which this exhibit bore the same exhibit number.

^^^		Incorporated by reference from the Company's Report on Form
8-K dated February 24, 1998 in which this exhibit bore the same exhibit number.


^^^^		Incorporated by reference from the Company's Report on Form
8-K dated May 4, 1999 in which this exhibit bore the same exhibit number.