Form 10-Q
period 2000-03-31
MAXICARE HEALTH PLANS INC
filed 2000-05-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-12024
                         -------

                         MAXICARE HEALTH PLANS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                           95-9615709
     ------------------------------          -----------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

1149 South Broadway Street, Los Angeles, California         90015
---------------------------------------------------    ---------------
(Address of principal executive offices)                (Zip Code)

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

                         Yes [ X ]           No   [  ]

Common Stock, $.01  par value - 17,925,381 shares outstanding as of May 11,
2000.

PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements.

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except par value)

                                                  March      December
                                                   31,       31,
                                                   2000        1999
       CURRENT ASSETS                            (Unaudit
                                                   ed)
        Cash and cash equivalents. . . . . . .   $ 80,688    $ 69,117
       . . . . . . . . . .
        Marketable securities. . . . . . . . .   2,944       1,702
       . . . . . . . . . .
        Accounts receivable, net . . . . . . .   26,304      28,212
       . . . . . . . . . .
        Prepaid expenses . . . . . . . . . . .   6,566       4,826
       . . . . . . . . . .
        Other current assets . . . . . . . . .   66          202
       . . . . . . . . . .
                                                 --------    --------
          TOTAL CURRENT ASSETS. . . . . . . . .  116,568     104,059
       . . . . . . . . .
                                                 --------    --------
       PROPERTY AND EQUIPMENT
        Leasehold improvements . . . . . . . .   5,456       5,462
       . . . . . . . . . .
        Furniture and equipment. . . . . . . .   18,732      18,689
       . . . . . . . . . .
                                                 --------    --------
                                                 24,188      24,151
          Less accumulated depreciation and      21,896      21,899
       amortization. . . . .
                                                 --------    --------
          NET PROPERTY AND EQUIPMENT. . . . . .  2,292       2,252
       . . . . . . . . .
                                                 --------    --------
       LONG-TERM ASSETS
        Restricted investments . . . . . . . .   7,497       8,075
       . . . . . . . . . .
        Deferred tax asset . . . . . . . . . .   18,237      18,222
       . . . . . . . . . .
        Intangible assets, net . . . . . . . .   551         607
       . . . . . . . . . .
                                                 --------    --------
          TOTAL LONG-TERM ASSETS. . . . . . . .  26,285      26,904
       . . . . . . . . .
                                                 --------    --------
          TOTAL ASSETS. . . . . . . . . . . . .  $145,145    $133,215
       . . . . . . . . .
                                                 ========    ========
       CURRENT LIABILITIES
        Estimated claims and other health care   $ 75,451    $ 66,571
       costs payable . . .
        Accounts payable . . . . . . . . . . .   1,956       703
       . . . . . . . . . .
        Deferred income. . . . . . . . . . . .   12,133      11,226
       . . . . . . . . . .
        Accrued salary expense . . . . . . . .   2,644       1,974
       . . . . . . . . . .
        Other current liabilities. . . . . . .   7,005       6,600
       . . . . . . . . . .
                                                 --------    --------
          TOTAL CURRENT LIABILITIES . . . . . .  99,189      87,074
       . . . . . . . . .
       LONG-TERM LIABILITIES. . . . . . . . . .  2,786       2,985
       . . . . . . . . . .
                                                 --------    --------
          TOTAL LIABILITIES . . . . . . . . . .  101,975     90,059
       . . . . . . . . .
                                                 --------    --------
       SHAREHOLDERS' EQUITY
        Common stock, $.01 par value - 40,000
       shares authorized,                        179         179
          17,925 shares issued and outstanding
       . . . . . . . . . .
        Additional paid-in capital . . . . . .   254,250     254,250
       . . . . . . . . . .
        Note receivable from shareholder . . .   (2,697)     (2,651)
       . . . . . . . . . .
        Accumulated deficit. . . . . . . . . .   (208,562    (208,612)
       . . . . . . . . . .                       )
        Accumulated other comprehensive income               (10)
       (loss). . . . . . .
                                                 --------    --------
          TOTAL SHAREHOLDERS' EQUITY. . . . . .  43,170      43,156
       . . . . . . . . .
                                                 --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS'    $145,145    $133,215
       EQUITY. . . . . . .
                                                 ========    ========

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share data)
                                 (Unaudited)

                                             For the three
                                             months ended
                                               March 31,
                                           2000        1999
       REVENUES
        Commercial premiums. . . . . .    $108,18     $101,86
       . . . . . . . .                          6     2
        Medicaid premiums. . . . . . .     46,023     52,527
       . . . . . . . .
        Medicare premiums. . . . . . .     29,264     19,624
       . . . . . . . .
                                          -------     -------
                                                -     -
          TOTAL PREMIUMS  . .  . . . . .  183,473     174,013
       . . . . . . .

        Investment income. . . . . . .      1,199     945
       . . . . . . . .
        Other income . . . . . . . . .        247     4,210
       . . . . . . . .
                                          -------     -------
                                                -     -
          TOTAL REVENUES. . . . . . . .   184,919     179,168
       . . . . . . . .

       EXPENSES
        Physician services . . . . . .     68,222     66,921
       . . . . . . . .
        Hospital services. . . . . . .     67,160     67,900
       . . . . . . . .
        Outpatient services. . . . . .     27,940     25,005
       . . . . . . . .
        Other health care expense. . .      4,462     3,293
       . . . . . . . .
                                          -------     -------
                                                -     -
          TOTAL HEALTH CARE EXPENSES . .  167,784     163,119
       . . . . . . .

        Marketing, general and             16,766     15,008
       administrative expenses.
        Depreciation and amortization         319     221
       . . . . . . . .
        Loss contracts and management
       settlement
           charges . . . . . . . . . . .              8,500
       . . . . . . . .
                                          -------     -------
                                                -     -
          TOTAL EXPENSES . . . . . . . .  184,869     186,848
       . . . . . . .
                                          -------     -------
                                                -     -
       INCOME (LOSS) FROM OPERATIONS . .       50     (7,680)
       . . . . . . . .

       INCOME TAX BENEFIT. . . . . . . .
       . . . . . . . .
                                          -------     -------
                                                -     -

       NET INCOME (LOSS) . . . . . . . .        $     $
       . . . . . . . .                         50     (7,680)
                                          =======     =======
                                                =     =

       NET INCOME (LOSS) PER COMMON
       SHARE:

       Basic:
        Basic Earnings (Loss) Per         $           $
       Common Share . . . .               .00         (.43)
                                          =======     =======
                                                =     =
        Weighted average number of
       common shares                       17,925     17,925
           outstanding . . . . . . . . .
       . . . . . . .
                                          =======     =======
                                                =     =
       Diluted:
        Diluted Earnings (Loss) Per             $     $
       Common Share . . .                     .00     (.43)
                                          =======     =======
                                                =     =
        Weighted average number of
       common and common                   17,925     17,925
           dilutive potential shares
       outstanding . . .
                                          =======     =======
                                                =     =


                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                               For the three months
                                               ended March 31,

                                                  2000          1999
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . .  $    50        $(7,680)
   . . . . . . . . . .
   Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:  . . . . . . . . . .
   . . .
     Depreciation and amortization   . . . .   319
   . . . . . . . . . .                                        221
     Benefit from deferred income taxes  . .   (15)
   . . . . . . . . . .                                        (13)
     Management settlement charges . . . . .   (129)          5,500
   . . . . . . . . . .
     Changes in assets and liabilities:
      (Increase) decrease in accounts          1,908          (1,308)
   receivable. . . . . . . .
      Increase in estimated claims and other
   health                                      8,880          325
        care costs payable. . . . . . . . . .
   . . . . . . . . .
      Increase (decrease) in deferred income.  907            (4,861)
   . . . . . . . . .
      Changes in other miscellaneous assets    622            (3,145)
   and liabilities . .
                                               --------       --------
   Net cash provided by (used for) for         12,542         (10,961)
   operating activities . . .
                                               --------       --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment . .   (288)          (159)
   . . . . . . . . . .
     Dispositions of property and equipment.                  416
   . . . . . . . . . .
     Decrease in restricted investments. . .   578            6,161
   . . . . . . . . . .
     Proceeds from sales and maturities of     1,307          9,769
   marketable securities.
     Purchases of marketable securities. . .   (2,539)        (1,990)
   . . . . . . . . . .
                                               --------       --------
   Net cash provided by (used for) investing   (942)          14,197
   activities . . . . .
                                               --------       --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations .   (29)           (44)
   . . . . . . . . . .
                                               --------       --------
   Net cash used for financing activities . .  (29)           (44)
   . . . . . . . . . .
                                               --------       --------
   Net increase in cash and cash equivalents.  11,571         3,192
   . . . . . . . . . .
   Cash and cash equivalents at beginning of   69,117         48,507
   period
                                               --------       --------
   Cash and cash equivalents at end of period  $ 80,688       $ 51,699
   . . . . . . . . . .
                                               ========       ========
   Supplemental disclosures of cash flow
   information:
     Cash paid during the year for -
      Interest . . . . . . . . . . . . . . .   $     26       $      8
               . . . . . . . . .

   Supplemental schedule of non-cash
   investing activities:
     Capital lease obligations incurred for
   purchase of property                                       $    414
       and equipment and intangible assets .
   . . . . . . . . . .

     Forgiveness of note receivable from                      $    145
   shareholder . . . . . .

     Allowance for forgiveness of note
   receivable from                                            $  2,542
      Shareholder . . . . . . . . . . . . .
               . . . . . . . . .



                         MAXICARE HEALTH PLANS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Amounts in thousands)

                       Numbe                                Accumula
                       r of        Additio                     ted
                       Commo  Comm   nal           Accumul    Other
                         n     on  Paid-in          ated    Comprehe   Total
                       Share  Stoc Capital  Other  Deficit    nsive
                         s     k                             Income
                                                             (Loss)
                       -----  ---- -------  -----  -------  --------  -------
                       --       -- ---      --     ---      ----      --
Balances at December   17,93     $ $        $(4,7  $(168,8            $
31, 1997               6       179 254,376  04)    15)                81,036

  Comprehensive
income (loss)
  Net loss. . . . . .                              (27,533            (27,533
 . . . .                                            )                  )
  Other comprehensive
income,
   net of tax,
related to                                                  $         34
   unrealized gain                                          34
son
   marketable
securities . . .
                                                                      -------
                                                                      --
  Comprehensive                                                       (27,499
income (loss).                                                        )

  Stock options        20          160                                160
exercised. .

  Restricted stock                 58                                 58
amortized.

  Retirement of        (31)        (344)                              (344)
restricted
   Stock. . . . . . .
 . . . .

  Note receivable                           (455)                     (455)
from
   shareholder . . .
 . . . . .
                       -----  ---- -------  -----  -------  --------  -------
                       -        -- --       -      --       --        -
Balances at December   17,92   179 254,250  (5,15  (196,34  34        52,956
31, 1998. .            5                    9)     8)

  Comprehensive
income (loss)
  Net loss. . . . . .                              (12,264            (12,264
 . . . .                                            )                  )
  Other comprehensive
income,
   net of tax,
related to                                                  (44)      (44)
   unrealized gains
on
   marketable
securities . . .
                                                                      -------
                                                                      -
  Comprehensive                                                       (12,308
income (loss).                                                        )

  Notes receivable
from                                        (179)                     (179)
   Shareholders . . .
 . . . .

  Forgiveness of note
   receivable from                          2,687                     2,687
shareholder
                       -----  ---- -------  -----  -------  --------  -------
                       -        -- --       -      --       --        -
Balances at December   17,92   179 254,250  (2,65  (208,61  (10)      43,156
31, 1999 .             5                    1)     2)

  Comprehensive
income (loss).
  Net income  . . . .                              50                 50
 . . . .
  Other comprehensive
income,
   net of tax,
related to                                                  10        10
   unrealized gains
on
   marketable
securities. . .
                                                                      -------
                                                                      -
                                                                      60
  Comprehensive
income (loss).

  Note receivable
from                                        (46)                      (46)
   Shareholder . . .
 . . . . .
                       -----  ---- -------  -----  -------  --------  -------
                       -        -- --       --     --       --        -
Balances at March 31,  17,92     $ $        $(2,6  $(208,5  $         $
2000. . .              5       179 254,250  97)    62)      0         43,170
                       =====  ==== =======  =====  =======  ========  =======
                       =        == ==       ==     ==       ==        =

                MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company, which owns various subsidiaries, primarily health maintenance organizations ("HMOs"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated.

For further information on MHP and subsidiaries (collectively the "Company") refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Other Income

Other Income includes the recognition of $4.1 million related to a settlement reached by the Company in connection with the operation of a Medicaid managed care program from 1986 through 1989. On March 26, 1999, the United States Bankruptcy Court approved the settlement and the order became final April 19, 1999. Pursuant to the settlement agreement the Company received the settlement funds in early May 1999.

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

Item 2:   Management's Discussion and Analysis of Financial

          Condition and Results of Operations.


Results of Operations

The Company reported net income of $50,000 for the three months ended March 31, 2000, compared to a net loss of $7.7 million for the same three month period in 1998 which included an $8.5 million charge for loss contracts and management settlement charges and $4.1 million of other income. Net income per common share was $.00 for the first quarter of 2000 compared to a net loss per common share of $.43 for the same period in 1999. The Company's premium revenues for its current operations increased by $11.3 million or 6.6% over the prior year quarter as a result of premium rate increases in all lines of business and enrollment growth in the Medicare line of business generated by the California and Indiana health plans.

Maxicare presently operates health care businesses in California, Indiana and Louisiana (the "current operations"). As of March 31, 2000, these current health plans accounted for commercial membership of approximately 273,400 members, Medicaid membership of approximately 159,800 members and Medicare membership of approximately 18,600 members.

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

Premium revenues for the first quarter of 2000 increased by $9.5 million to $183.5 million, an increase of 5.4% as compared to 1999. This increase was a result of an $11.3 million increase in premium revenues related to the Company's current operations offset in part by a $1.8 million decrease in premium revenues related to the Company's discontinued Carolinas operations which have been fully divested as of September 30, 1999. Commercial premiums for the first quarter of 2000 increased $6.3 million to $108.2 million as compared to $101.9 million for 1999. The Company's commercial premiums for its current operations increased by $6.9 million to

$108.2 million for 2000 as compared to $101.3 million for 1999 primarily due to premium rate increases offset in part by a decrease in membership. The average commercial premium revenue per member per month ("PMPM") increased 8.0% as compared to 1999.

Medicaid premiums for the first quarter of 2000 decreased $6.5 million to $46.0 million as compared to $52.5 million for 1999. The Company's Medicaid premiums for its current operations decreased by $5.2 million as a result of membership decreases in California and Indiana offset in part by premium rate increases in California and Indiana. As of March 31, 2000 the California and Indiana health plans had 99,200 and 60,600 Medicaid members, respectively as compared to 121,400 and 67,400 Medicaid members, respectively as of March 31, 1999. The decline in California is primarily attributable to the California health plan not having ongoing participation in the new managed care program in San Bernardino and Riverside counties which was fully implemented and transitioned effective September 30, 1999 as well as a reduction in Los Angeles county due to a decline in the eligible beneficiaries. The decline in Indiana is primarily attributable to membership decreases in the southern region. The average Medicaid premium PMPM for the current operations increased by 5.3%, primarily due to premium rate increases in California and Indiana.

Medicare premiums for the first quarter of 2000 increased $9.6 million to $29.3 million as compared to 1999 as a result of premium rate increases and membership growth in both the California and Indiana health plans and the start up of Medicare operations in the Company's Louisiana health plan. As of March 31, 2000 the California, Indiana and Louisiana health plans had 11,900, 6,100 and 600 members, respectively, representing an increase in membership of 5,500 from March 31, 1999 primarily as a result of growth in California. The average Medicare premium PMPM increased by 1.2% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the first quarter of 2000 increased by $.3 million to $1.2 million as compared to 1999 due to higher cash and investment balances as well as higher investment yields.

Health care expenses for the first quarter of 2000 were $167.8 million as compared to $163.1 million for 1999. This increase of $4.7 million was primarily due to the growth in the current operations, and an increase in pharmacy costs. Although prescription drug costs are expected to continue to rise, the Company continues to implement strategies to mitigate this trend through benefit design changes and enhanced procedures and controls to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the first quarter of 2000 increased $1.8 million to $16.8 million as compared to $15.0 million for 1999. M,G&A expenses were 9.1% and 8.6% of premium revenues for the first quarter of 2000 and 1999, respectively.

Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2000 was $12.5 million as compared to cash used for operations of $11.0 million for the three months ended March 31, 1999. This improvement in cash flow is primarily attributable to the improvement in operating results for the three months ended March 31, 2000 as compared to the prior year period, a reduction in premium receivables and an increase in estimated claims and other health care costs payable as of March 31, 2000. The $8.9 million increase in estimated claims and other health care costs payable for the three months ended March 31, 2000 is largely attributable to an increase to the California HMO's claims reserve as a result of the health plan assuming financial risk for hospital services which were previously provided through capitated provider arrangements(see "Part II: OTHER INFORMATION, Item 5: Other Information,- MedPartners Provider Network, Inc.").

All of MHP's operating subsidiaries are direct subsidiaries of MHP with the exception of the Louisiana HMO. The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of March 31, 2000 including the states in which the Company's HMOs operate. The Company's HMOs and MLH are subject to state regulations, which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at March 31, 2000 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $29.0 million at March 31, 2000, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $7.5 million and $5.7 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $15.8 million. In addition to the $1.3 million in cash, cash equivalents and marketable securities held by MHP, approximately $.2 million in funds held by operating subsidiaries could be considered available for transfer to MHP at March 31, 2000 (collectively, the "Available Cash"). In March 2000 the Indiana HMO obtained approval from the Indiana Department of Insurance to dividend $1.5 million to MHP; accordingly, these funds were distributed to MHP in March 2000. Effective March 31, 2000, MHP contributed capital of $.5 million and the stock of the Louisiana HMO to MLH to ensure that MLH had adequate statutory net worth as of March 31, 2000.

Although the Company believes it currently has sufficient resources to fund ongoing operations and obligations and remain in compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH, the lack of liquidity and available cash poses operational risk. Continuing losses and/or unforeseen cash requirements in the future, as well as the inability of the Company's HMOs to secure regulatory approval of dividend distributions, could leave the Company without sufficient resources to fund its operations. In response to the need to secure additional capital resources, the Company is exploring various financing alternatives including raising debt or equity capital or other source of financing to provide it with additional working capital. However, the Company cannot state with any degree of certainty at this time whether it could obtain such source of financing, and if available, whether such financing would be at terms and conditions acceptable to the Company. In the event the Company is unable to obtain such financing, the Company's liquidity and capital resources may be insufficient to fund the operational requirements of MHP and the Company and the ability of the Company to maintain compliance with statutory financial requirements for its California, Indiana and Louisiana HMOs and MLH.

Forward Looking Information

General - This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers and other contracting entities, insolvency of providers and other contracting entities, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC (see "Part II: OTHER INFORMATION, Item 5: Other Information, - WellMed of Indiana, LLC").

Business Strategy - The Company's business strategy includes strengthening its position in the principal markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company's members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses.

Year 2000 - The Company has undergone a Year 2000 readiness program to upgrade and test its systems in preparation for the year 2000 and to assess Year 2000 issues relative to its computing information systems and related business processes. As a result of the assessment process, necessary changes and/or augmentations to the Company's systems were made including selected systems being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 through March 31, 2000 was approximately $1.5 million and projected future costs of the program
are estimated to be minimal.    As of December 31, 1999, the Company's
core legacy systems were complete as to testing and confirmation as Year 2000 compliant. The Company did not experience any disruption to its computing information systems effective with the year 2000 and through May 10, 2000. There can be no assurance, however, that the Company will not experience Year 2000 disruptions or operational issues including those as a result of the Company's vendors and customers. The Company continues to keep business process contingency plans in place in the event a significant Year 2000 matter should occur.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2000, the Company has approximately $91.1 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $2.9 million are classified as available-for-sale investments and restricted investments of $7.5 million are classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

As of March 31, 2000, the Company did not have any outstanding bank borrowings or debt obligations.

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings.

The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1999 Annual Report on Form 10-K is hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

a.   Alpha Health Systems, Inc. and California Family Care Services, Inc.

In January 2000 the arbitrator in the arbitration proceeding between Alpha Health Systems, Inc. ("Alpha") and the Company's California HMO ("California Plan") pending before the American Arbitration Association ("AAA"), denied the California Plan's motion to dismiss the Alpha arbitration demand and proceeding. Following the arbitrator's ruling the California Plan filed an answer and counterclaim, to which Alpha objected. Subsequent to the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Alpha arbitrator overruled Alpha's objection to the California Plan's answer and counterclaim and held that such answer and counterclaim were timely and may proceed. Alpha's request to amend and update its demand for arbitration has not yet been ruled on by the arbitrator.

The AAA has not yet instituted proceedings with respect to a demand for arbitration dated March 12, 2000 from California Family Care Services, Inc. ("Cal") because of a dispute between Cal and the AAA over whether Cal has complied with the AAA's requirements.

b.   California Medical Association

On July 15, 1999, the California Medical Association, a California nonprofit corporation (the "CMA") commenced an action in San Diego County Superior Court against seven California HMOs and the Company (the "Defendants"), entitled "California Medical Association, California nonprofit corporation, Plaintiff, v. Aetna U.S. Healthcare, Blue Cross of California, Blue Shield of California, Healthnet, Maxicare Health Plans, Inc., Pacificare of California, Prudential Healthcare, United States Health Care of California, Inc. and DOES 1-100, Defendants" (the "Action") (Case No. 732614). The CMA filed a First Amended Complaint ("FAC") in the Action on or about September 1, 1999. The Defendants have entered into a joint defense agreement among themselves, which, among other things, permits the sharing of crucial information relating to the defense of the actions on an attorney-client privileged basis.

The Defendants' joint demurrer to the FAC was sustained with limited leave to amend. The CMA thereafter filed a Second Amended Complaint asserting a claim for quasi-contractual relief against the Defendants. The Defendants filed a joint demurrer to the SAC, which was sustained by the Court without leave to amend. The Court also directed that judgment of dismissal be entered dismissing the Action, concluding this matter at the trial court level. At this time the Company does not know if the CMA will appeal the dismissal. Unless an appeal is filed, the Company will no longer be reporting on this matter.

c.   Molina Medical Centers Inc.

In June 1997 the California Plan and Molina Medical Centers ("Molina") entered into a Healthcare Services Agreement and Assignment Agreement (collectively, the "Agreement"). Pursuant to the Agreement Molina subsequently assigned its Medi-Cal contracts with the State of California to the California Plan, transferred Medi-Cal beneficiaries served pursuant to such contracts to the California Plan ("Assigned Beneficiaries") and has served as a medical provider for the California Plan to Medi-Cal beneficiaries in Riverside, San Bernardino, and Sacramento Counties. The California Plan's relationship with Molina with respect to Riverside and San Bernardino Counties ended in the third quarter of 1999.

Since the beginning of the relationship, each party has alleged that the other has violated the Agreement. In substance Molina contends that the California Plan has failed to reassign the Assigned Beneficiaries back to Molina, has failed to market the California Plan and Molina to Medi-Cal beneficiaries in Sacramento County, has failed to pay Molina capitation increases, and has inappropriately diverted Medi-Cal beneficiaries from Molina. Molina also contends that its claims under the Assignment Agreement are not subject to arbitration. Subsequent to March 31, 2000, the parties met to discuss their differences. At this meeting Molina asserted that its damages from the aforementioned claims against the California Plan for purported breaches of the Agreement total approximately $7.5 million. The California Plan intends to assert various counterclaims against Molina arising from, among other things, Molina's inappropriate diversion of Medi-Cal beneficiaries from the California Plan. At this time no legal proceedings have been commenced in this matter and the parties intend to meet again for further discussions in an effort to resolve their respective claims. In view of the foregoing, the Company is unable to determine the ultimate resolution of this matter at this time.

d.   Other Litigation

The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plantiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount, which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.

Item 2:   Change in Securities.

          None

Item 3:   Defaults Upon Senior Securities.

          None

Item 4:   Submission of Matters to a Vote of Security Holders.

          None

Item 5:   Other Information.

          MedPartners Provider Network, Inc. -

          The Company's California HMO had a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. ("MPN"), a wholly owned subsidiary of Caremark Rx, Inc., formerly know as Medpartners, Inc. ("MedPartners"), that as of June 30, 1999 provided health care services to approximately 29,700 commercial members, 1,800 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the "DOC") appointed a conservator to manage the operations of MPN, and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (the "Bankruptcy Court") for the Central District of California (the "DOC Actions"). In connection with MPN's Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. Under an amended and restated settlement agreement among the DOC, MPN and MedPartners (the "Global Settlement"), MedPartners agreed to fund, subject to the satisfaction of certain conditions and funding commitment limitations, MPN's liabilities to its providers and the liabilities of MedPartners' affiliated medical groups.
          The Global Settlement provides for the sale of MedPartners California physician practice groups (the "California Operations"), which MedPartners has completed. Following MedPartners' sale of certain of the California Operations, the Company's California HMO and other California HMOs were requested to make a loan to one of the purchasers of a large portion of the California Operations ("Purchaser") to assure that the Purchaser has adequate working capital and continuity of care can be maintained.

          The Company's California HMO and other California HMOs have made a secured loan to the Purchaser in the amount of $11.8 Million ("Plan Loan"), to assure that the Purchaser has adequate resources to satisfy its ongoing obligations. The Plan Loan proceeds are required to be used in the payment of certain obligations incurred in the Purchaser's ongoing operations, to assure that the Purchaser has adequate resources to meet its obligations. The Purchaser is in the process of divesting portions of the California Operations it purchased. Under the terms of the Plan Loan, the Purchaser is required to utilize a portion of the proceeds from the divestitures to repay the Plan Loan. The California HMO's share of the Plan Loan is approximately $500,000.

          Although the Purchaser has represented that the Plan Loan and proceeds from the divestiture will be adequate to fund its ongoing operations, there is no assurance that the Purchaser will have adequate resources and will be able to continue to service the California HMO's members. The Purchaser's inability to continue to service the California HMO's members, could have a material adverse impact on the Company's operations and financial position.

          Under the Global Settlement MPN is required to file a plan of reorganization with the bankruptcy court that incorporates the terms of the Global Settlement. MPN has filed its disclosure statement and proposed reorganization plan ("Proposed Plan") with the bankruptcy court. Creditors have not voted on the Proposed Plan and a hearing to consider approval of the Proposed Plan has not been held by the bankruptcy court.

          At this point in time, the Company cannot state what adverse effect, if any, the Proposed Plan will have on its California HMO. The failure to confirm and implement a reorganization plan incorporating the Global Settlement and to fully implement the Global Settlement, could have a material adverse impact on the Company, its operations and its financial position.

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

          WellMed of Indiana, LLC -

          Effective August 1, 1999 the Company's Indiana HMO entered into a multi-year capitated contract (the "Capitated Agreement") with WellMed of Indiana, LLC ("WellMed") for the provision of health care services to commercial members of the Indiana HMO. As of March 31, 2000 approximately 10,000 commercial members of the Indiana HMO were receiving health care services under the Capitated Agreement with WellMed. WellMed has informed the Indiana HMO that WellMed intends to cease performing under the Capitated Agreement effective May 15, 2000 and to rescind such agreement because of purported misrepresentations made by the Indiana HMO. The Indiana HMO has commenced making alternative arrangements for the delivery of health care services to its members and is exploring its legal options as a result of WellMed's actions. The Company believes the Indiana HMO has meritorious defenses and counterclaims to the issues and claims in dispute, will prevail on the merits, and intends to vigorously defend the Indiana HMO's position if this matter is subsequently litigated in an appropriate forum. The Company cannot state what financial impact, if any, WellMed's failure to perform may have on the Indiana HMO's operations.

          Definitive Agreement for Sale of Louisiana HMO -

          On May 12, 2000 the Company entered into a definitive agreement with Coventry Health Care, Inc. ("Coventry") for the sale of Maxicare Louisiana, Inc. to Coventry. The transaction is expected to close in the third quarter of 2000, subject to regulatory and other customary approvals and conditions. Maxicare Louisiana, Inc. membership represented approximately 3% of the Company's total membership at March 31, 2000.

Item 6:   Exhibits and Reports on Form 8-K.

          Exhibit 99.9 News Release dated May 12, 2000 announcing the execution of a definitive agreement for the sale of Maxicare Louisiana, Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MAXICARE HEALTH PLANS, INC.
                                      (Registrant)



May 15, 2000                  ___/s/ Richard A. Link_____
   Date                           Richard A. Link
                              Chief Operating Officer,
                              Chief Financial Officer and
                              Executive Vice President -
                              Finance and Administration