Form 10-Q
period 2000-06-30
MAXICARE HEALTH PLANS INC
filed 2000-08-11
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2000 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number: 	0-12024
					-------

MAXICARE HEALTH PLANS, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware						95-9615709
------------------------------		-----------------
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

1149 South Broadway Street, Los Angeles, California		90015
---------------------------------------------------	--------------
(Address of principal executive offices)			 (Zip Code)

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

Common Stock, $.01  par value 18,725,381 shares outstanding as of August
11, 2000.

PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

June 30,

December 31,

2000

1999

CURRENT ASSETS
(Unaudited)


Cash and cash equivalents . . . . . . . . . . . . . . . . .
$ 83,369

$ 69,117
Marketable securities . . . . . . . . . . . . . . . . . . .
3,924

1,702
Accounts receivable, net. . . . . . . . . . . . . . . . . .
31,859

28,212
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .
3,685

4,826
Other current assets. . . . . . . . . . . . . . . . . . . .
67

202

--------

--------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .
122,904

104,059

--------

--------
PROPERTY AND EQUIPMENT



Leasehold improvements  . . . . . . . . . . . . . . . . . .
5,356

5,462
Furniture and equipment . . . . . . . . . . . . . . . . . .
18,877

18,689

--------

--------

24,233

24,151
Less accumulated depreciation and amortization. . . . .
21,974

21,899

--------

--------
NET PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . .
2,259

2,252

--------

--------
LONG-TERM ASSETS



Restricted investments  . . . . . . . . . . . . . . . . . .
7,511

8,075
Long-term receivables . . . . . . . . . . . . . . . . . . .
486


Deferred tax asset  . . . . . . . . . . . . . . . . . . . .
18,241

18,222
Intangible assets, net  . . . . . . . . . . . . . . . . . .
480

607

--------

--------
  TOTAL LONG-TERM ASSETS . . . . . . . . . . . . . . . .
26,718

26,904

--------

--------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .
$151,881

$133,215

========

========
CURRENT LIABILITIES



Estimated claims and other health care costs payable . . .
$ 86,523

$ 66,571
Accounts payable . . . . . . . . . . . . . . . . . . . . .
1,468

703
Deferred income. . . . . . . . . . . . . . . . . . . . . .
11,847

11,226
Accrued salary expense . . . . . . . . . . . . . . . . . .
2,364

1,974
Other current liabilities. . . . . . . . . . . . . . . . .
7,779

6,600

--------

--------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .
109,981

87,074
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . .
2,468

2,985

--------

--------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .
112,449

90,059

--------

--------
SHAREHOLDERS' EQUITY



Common stock, $.01 par value 40,000 shares authorized,
   2000 - 18,725 shares and 1999 - 17,925 shares issued and
    outstanding . . . . . . . . . . . . . . . . . . . . . .


187



179
Additional paid-in capital . . . . . . . . . . . . . . . .
255,242

254,250
Note receivable from shareholder . . . . . . . . . . . . .
(2,744)

(2,651)
Accumulated deficit. . . . . . . . . . . . . . . . . . . .
(213,242)

(208,612)
Accumulated other comprehensive income (loss). . . . . . .
(11)

(10)

--------

--------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .
39,432

43,156

--------

--------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .
$151,881

$133,215

========

========

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

For the three months
ended
June 30,

For the six months
ended
June 30,

2000
1999

2000
1999

REVENUES





Commercial premiums. . . . . . . . . . . . . .
$109,033
$101,624

$217,218
$203,486
Medicaid premiums. . . . . . . . . . . . . . .
45,632
51,158

91,655
103,685
Medicare premiums. . . . . . . . . . . . . . .
31,082
21,948

60,347
41,572

--------
--------

--------
--------
TOTAL PREMIUMS  . .  . . . . . . . . . . . .
185,747
174,730

369,220
348,743






Investment income. . . . . . . . . . . . . . .
1,333
856

2,532
1,801
Other income . . . . . . . . . . . . . . . . .
107
117

354
4,327

--------
--------

--------
--------
TOTAL REVENUES. . . . . . . . . . . . . . . .
187,187
175,703

372,106
354,871






EXPENSES





Physician services . . . . . . . . . . . . . .
70,064
68,192

138,286
135,113
Hospital services. . . . . . . . . . . . . . .
67,138
64,499

134,298
132,399
Outpatient services. . . . . . . . . . . . . .
28,742
22,241

56,682
47,246
Other health care expense. . . . . . . . . . .
5,701
2,819

10,163
6,112

--------
--------

--------
--------
TOTAL HEALTH CARE EXPENSES . . . . . . . . .
171,645
157,751

339,429
320,870






Marketing, general and administrative expenses.
17,892
16,665

34,658
31,673
Depreciation and amortization  . . . . . . . .
330
226

649
447
Loss contracts, management settlement and





    other charges . . . . . . . . . . . . . . . .
2,000


2,000
8,500

--------
--------

--------
--------
TOTAL EXPENSES . . . . . . . . . . . . . . .
191,867
174,642

376,736
361,490

--------
--------

--------
--------
INCOME (LOSS) FROM OPERATIONS . . . . . . . . . .
(4,680)
1,061

  (4,630)
  (6,619)






INCOME TAX BENEFIT. . . . . . . . . . . . . . . .






--------
--------

--------
--------






NET INCOME (LOSS) . . . . . . . . . . . . . . . .
$ (4,680)
$  1,061

$ (4,630)
$ (6,619)

========
========

========
========






NET INCOME (LOSS) PER COMMON SHARE:











Basic:





Basic Earnings (Loss) Per Common Share . . . .
 $    (.26)
 $     .06

$   (.26)
$   (.37)

========
========

========
========
Weighted average number of common shares
 outstanding . . . . . . . . . . . . . . . .

17,952

17,925


17,939

17,925

========
========

========
========
Diluted:





Diluted Earnings (Loss) Per Common Share . . .
 $    (.26)
 $     .06

$   (.26)
$   (.37)

========
========

========
========
Weighted average number of common and common
 dilutive potential shares outstanding . . .

17,952

17,931


17,939

17,925

  ========
========

========
========


MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

For the six months

ended June 30,

2000

1999

CASH FLOWS FROM OPERATING ACTIVITIES:



Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .
$(4,630)

$(6,619)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:




Depreciation and amortization  . . . . . . . . . . . . . . .
649

         447
Benefit from deferred income taxes . . . . . . . . . . . . .
(19)

         (26)
Management settlement and other charges. . . . . . . . . . .
1,741

5,235
Changes in assets and liabilities:



(Increase) decrease in accounts receivable . . . . . . . .
(3,647)

3,126
Increase (decrease) in estimated claims and other health
  care costs payable . . . . . . . . . . . . . . . . . . .

17,952


(6,941)
Increase (decrease) in deferred income . . . . . . . . . .
621

(6,303)
Changes in other miscellaneous assets and liabilities. . .
3,423

(766)

--------

--------
Net cash provided by (used for) operating activities . . . . .
16,090

(11,847)

--------

--------
CASH FLOWS FROM INVESTING ACTIVITIES:



Purchases of property and equipment. . . . . . . . . . . . .
(513)

(305)
Dispositions of property and equipment . . . . . . . . . . .


420
Decrease in restricted investments . . . . . . . . . . . . .
564

5,662
Increase in long term receivables. . . . .  . . . . . .  . .
(486)


Proceeds from sales and maturities of marketable securities.
1,307

9,779
Purchases of marketable securities . . . . . . . . . . . . .
(3,530)

(2,214)

--------

--------
Net cash provided by (used for) investing activities . . . . .
(2,658)

13,342

--------

--------
CASH FLOWS FROM FINANCING ACTIVITIES:



Payments on capital lease obligations  . . . . . . . . . . .
(180)

(84)
Issuance of common stock  . . . . . . . . . . . . . . . . .
1,000



--------

--------
Net cash provided by (used for) financing activities . . . . .
820

(84)

--------

--------
Net increase in cash and cash equivalents. . . . . . . . . . .
14,252

1,411
Cash and cash equivalents at beginning of period
69,117

48,507

--------

--------
Cash and cash equivalents at end of period . . . . . . . . . .
$ 83,369

$ 49,918

========

========
Supplemental disclosures of cash flow information:



Cash paid during the year for -



  Interest . . . . . . . . . . . . . . . . . . . . . . . .
$     60

$




Supplemental schedule of non-cash investing activities:



Capital lease obligations incurred for purchase of property
  and equipment and intangible assets . . . . . . . . . . .




$    414




Forgiveness of note receivable from shareholder . . . . . .


$    145




Allowance for forgiveness of note receivable from
  shareholder . . . . . . . . . . . . . . . . . . . . . .



$  2,542










MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)


Number
of
Common
Shares



Common
Stock


Additional
Paid-in
Capital




  Other



Accumulated
Deficit

Accumulated
Other
Comprehensive
Income (Loss)




Total

-------
------
----------
 -------
----------
------------
---------
















Balances at December 31, 1998. .
17,925
$ 179
 $ 254,250
$(5,159)
$(196,348)
$       34
$ 52,956








Comprehensive income (loss)







Net loss . . . . . . . . . .




(12,264)

(12,264)
Other comprehensive income,
 net of tax, related to
 unrealized gains on
 marketable securities. . .








(44)



(44)







--------
Comprehensive income (loss).






(12,308)








Notes receivable from
 shareholders . . . . . . .




(179)



(179)








Forgiveness of note
 receivable from shareholder




   2,687



2,687

------
------
---------
------
---------
----------
--------
Balances at December 31, 1999 .
17,925
179
254,250
(2,651)
(208,612)
(10)
43,156








Comprehensive income (loss)







Net loss  . . . . . . . . .




(4,630)

(4,630)
Other comprehensive income,
 net of tax, related to
 unrealized gains on
 marketable securities. . .








(1)



(1)







--------








Comprehensive income (loss).






(4,631)








Issuance of common stock . .
800
8
992



1,000








Note receivable from
 shareholder . . . . . . . .




(93)



(93)

------
------
---------
-------
---------
----------
--------
Balances at June 30, 2000. . .
18,725
$  187
$ 255,242
$(2,744)
$(213,242)
$      (11)
$ 39,432

======
======
=========
=======
=========
==========
========


MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 2 LOSS CONTRACTS, MANAGEMENT SETTLEMENT AND OTHER CHARGES

In the second quarter of 2000, the Company recorded a $2.0 million charge for losses associated with certain of the Company's capitated provider arrangements. In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company's commercial healthcare operations in North and South Carolina. The Company has ceased offering commercial health care coverage in the Carolinas health plans as of March 31, 1999. In addition, the Company recorded in the first quarter of 1999 a $5.5 million management settlement charge related to a settlement with the Company's former Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican agreed to retire as President and CEO of the

Company and agreed not to seek re-election to the Board of Directors. The charge primarily relates to an allowance for the forgiveness of approximately $2.7 million of notes receivable, including accrued interest, due the Company from Mr. Ratican and the accrual of other settlement costs
related to a consulting agreement and other benefits.   Under the
settlement agreement, a promissory note from Mr. Ratican to the Company in the principal amount of $2.2 million and accrued interest thereon will be forgiven on June 30, 2003 upon certain conditions being satisfied. The Company has made the determination that it is probable these conditions will be satisfied and the note forgiven; accordingly, the Company has recorded the charge associated with the forgiveness of the note receivable in the current period.

Item 2:	Management's Discussion and Analysis of Financial

		Condition and Results of Operations.


Results of Operations

The Company reported a net loss of $ 4.7 million for the three months ended June 30, 2000, which included a $2.0 million charge for losses associated with certain of the Company's capitated provider arrangements as compared to net income of $ 1.1 million for the same three month period in 1999. Net loss per common share was $.26 for the second quarter of 2000 compared to net income per common share of $.06 for the same period in 1999. The Company's premium revenues for its current operations increased by $11.2 million or 6.7% over the prior year quarter as a result of premium rate increases in all lines of business and enrollment growth in the Medicare line of business generated by the California and Indiana health plans.

Maxicare operates health care businesses in California and Indiana (the "current operations"). As of June 30, 2000, these health plans accounted for commercial membership of approximately 256,400 members, Medicaid membership of approximately 156,800 members and Medicare membership of approximately 18,800 members. On May 12, 2000 the Company entered into a definitive agreement for the sale of its Louisiana HMO which sale became effective and final on August 10, 2000. The Louisiana HMO had approximately 14,000 members as of June 30, 2000.

Premium revenues for the second quarter of 2000 increased by $11.0 million to $185.7 million, an increase of 6.3% as compared to 1999. This increase was a result of an $11.2 million increase in premium revenues related to the Company's current operations offset in part by a $.2 million decrease in premium revenues related to the Company's discontinued Carolinas and Louisiana operations. Commercial premiums for the second quarter of 2000 increased $7.4 million to $109.0 million as compared to $101.6 million for 1999. The Company's commercial premiums for its current operations increased by $7.3 million to $103.6 million for 2000 as compared to $96.3 million for 1999 primarily due to premium rate increases offset in part by a decrease in membership. As of June 30, 2000 the California and Indiana health plans had 145,800 and 110,600 commercial members, respectively as compared to 154,900 and 105,500, respectively as of June 30, 1999. The average commercial premium revenue per member per month ("PMPM") increased 8.7% as compared to 1999.

Medicaid premiums for the second quarter of 2000 decreased $5.5 million to $45.6 million as compared to $51.2 million for 1999. The Company's Medicaid premiums for its current operations decreased by $4.1 million as a result of membership decreases in California and Indiana offset in part by premium rate increases in California and Indiana. As of June 30, 2000 the California and Indiana health plans had 96,200 and 60,600 Medicaid members, respectively as compared to 118,400 and 69,100 Medicaid members, respectively as of June 30, 1999. The decline in California is primarily attributable to the California health plan not having ongoing participation in the new managed care program in San Bernardino and Riverside counties which was fully implemented and transitioned effective September 30, 1999 as well as a reduction in Los Angeles county due to a decline in the eligible beneficiaries. The decline in Indiana is primarily attributable to membership decreases in the southern region. The average Medicaid premium PMPM for the current operations increased by 9.5%, primarily due to premium rate increases in California and Indiana.

Medicare premiums for the second quarter of 2000 increased $9.1 million to $31.1 million as compared to 1999 as a result of premium rate increases and membership growth in both the California and Indiana health plans. The start up of Medicare operations in the Company's Louisiana HMO contributed $1.0 million of the increase in premium revenues over the prior year period. As of June 30, 2000 the California and Indiana health plans had 12,600 and 6,200 Medicare members, respectively, representing an increase in membership of 5,000 from June 30, 1999 primarily as a result of growth in California. The average Medicare premium PMPM increased by 2.1% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

Investment income for the second quarter of 2000 increased by $.5 million to $1.3 million as compared to 1999 due to higher cash and investment balances as well as higher investment yields.

Health care expenses for the second quarter of 2000 were $171.6 million as compared to $157.8 million for 1999. This increase of $13.8 million was due partially to an increase in pharmacy costs. Although prescription drug costs are expected to continue to rise at a rate in excess of most other heath care services, the Company continues to implement strategies that seek to mitigate this trend through benefit design changes and enhanced procedures and controls to promote cost effective use of prescription drug benefits.

Marketing, general and administrative ("M,G&A") expenses for the second quarter of 2000 increased $1.2 million to $17.9 million as compared to $16.7 million for 1999. M,G&A expenses were 9.6% and 9.5% of premium revenues for the second quarter of 2000 and 1999, respectively.

The Company reported a net loss of $4.6 million or $.26 per share for the six months ended June 30, 2000, which included a $2.0 million charge for losses associated with certain of the Company's capitated provider arrangements as compared to a net loss of $6.6 million or $.37 per share for the comparable period a year ago, which included an $8.5 million charge for loss contracts and management settlement costs and $4.1 million of other income from a litigation settlement. Premium revenues for the six months ended June 30, 2000 increased $20.5 million to $369.2 million as compared to $348.7 million for 1999. The Company's premiums for its current operations increased $21.8 million to $356.1 million for 2000 as compared to $334.8 million for 1999 primarily due to commercial premium rate increases and Medicare membership growth. Health care expenses for the six months ended June 30, 2000 increased $18.5 million to $339.4 million as compared to $320.9 million for 1999. This increase was partially due to an increase to pharmacy costs. M,G&A expenses increased $3.0 million for the six months ended June 30, 2000 as compared to the prior year period, and increased as a percentage of premium revenues to 9.4% from 9.1%.

Liquidity and Capital Resources

Cash provided by operations for the six months ended June 30, 2000 was $16.1 million as compared to cash used for operations of $11.8 million for the six months ended June 30, 1999. This increase in cash flow for the six months ended June 30, 2000 is primarily attributable to the $18.0 million increase in estimated claims and other health care costs payable as a result of the timing of certain capitation payments and the Company's HMOs assuming financial risk for hospital services which were previously provided through capitated provider arrangements (see "Part II: OTHER INFORMATION, Item 1: Legal Proceedings. WellMed of Indiana, LLC and Item 5: Other Information. MedPartners Provider Network, Inc.").

All of MHP's operating subsidiaries are direct subsidiaries of MHP with the exception of the Louisiana HMO. The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of June 30, 2000 including the states in which the Company's HMOs operate. The Company's HMOs and MLH are subject to state regulations, which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at June 30, 2000 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $29.3 million at June 30, 2000, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $7.5 million and $6.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $15.7 million. MHP held $1.4 million in cash, cash equivalents and marketable securities at June 30, 2000, collectively. In addition to the $1.4 million held by MHP, approximately $.3 million in funds held by operating subsidiaries could be considered available for transfer to MHP at June 30, 2000.

In June 2000, the Company sold 800,000 shares of Common Stock, at $1.25 per share, in a private placement to Meespierson Cayman Limited, as trustee of Sofaer Funds/SCI Global Hedge Fund. Although this financing gives the Company some additional liquidity, it is insufficient to alleviate potential serious liquidity and capital adequacy problems of the Company and in particular of the parent company, MHP. Unforeseen cash requirements in the future and anticipated additional losses to be incurred in fiscal year 2000, as well as the inability of the Company's HMOs to secure regulatory approval of dividend distributions, could leave the Company without sufficient resources to fund its operations. In response to the need to secure additional capital resources, the Company is pursuing a rights offering with the objective of raising up to approximately $28 million as discussed below. The Company also continues to explore other financing alternatives including raising debt or additional equity capital or other sources of financing to provide it with additional working capital prior to or in conjunction with the rights offering. However, the Company cannot state with any degree of certainty at this time whether it could obtain such sources of financing, and if available, whether such financing would be at terms and conditions acceptable to the Company.

In June 2000, the Company announced a proposed rights offering which, as amended, provides for the grant to each shareholder of record as of September 14, 2000 a non-transferable right to purchase for a 15-day period at $1 per share 1-1/2 shares of the Company's common stock for each share of common stock owned by such shareholder on the record date. The effectiveness of the rights offering is subject to (i) shareholder approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 40 million to 80 million at the Company's annual meeting of shareholders which is scheduled for September 14, 2000, (ii) the effectiveness of the registration statement which has been filed with the Securities and

Exchange Commission, and (iii) the Company's entering into a definitive standby underwriting agreement with MDB Capital Group LLC for up to 15
million unsubscribed shares in the rights offering.   In the event the
rights offering is unsuccessful or the Company is unable to obtain alternative financing, the Company's liquidity and capital resources may be insufficient to fund the operational requirements of MHP and the Company and the ability of the Company to maintain compliance with statutory financial requirements of the HMOs and MLH.

Recent Developments

The Company is presently undertaking and assessing various infrastructure initiatives which would include the implementation of significant information systems enhancements and/or conversions including internet-based systems. In connection with the foregoing the Company has entered into a letter of intent with the TriZetto Group, Inc., a leading provider of internet enabled application services and business portals for the health care industry, to improve its current information systems. Implementation of the various initiatives being assessed may be dependent upon the Company's ability to secure additional capital financing and may result in restructuring costs to be incurred upon implementation.

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

Year 2000 The Company has undergone a Year 2000 readiness program to upgrade and test its systems in preparation for the year 2000 and to assess Year 2000 issues relative to its computing information systems and related business processes. As a result of the assessment process, necessary changes and/or augmentations to the Company's systems were made including selected systems being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 through June 30, 2000 was approximately $1.5 million and projected future costs of the program
are estimated to be minimal.    As of December 31, 1999, the Company's
core legacy systems were complete as to testing and confirmation as Year 2000 compliant. The Company did not experience any disruption to its computing information systems effective with the year 2000 and through August 10, 2000. There can be no assurance, however, that the Company will not experience Year 2000 disruptions or operational issues including those as a result of the Company's vendors and customers. The Company continues to keep business process contingency plans in place in the event a significant Year 2000 matter should occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2000, the Company has approximately $94.8 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $3.9 million are classified as available-for-sale investments and restricted investments of $7.5 million are classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the

Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

As of June 30, 2000, the Company did not have any outstanding bank borrowings or debt obligations.

PART II: 	OTHER INFORMATION

Item 1:	Legal Proceedings.

The information contained in "Part I, Item 3 Legal Proceedings" of the Company's 1999 Annual Report on Form 10-K and "Part II, Item 1 Legal Proceedings" from the Company's Form 10-Q filing for the quarterly period ending March 31, 2000, are hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

a.	Alpha Health Systems, Inc. and California Family Care Services, Inc.

In the arbitration proceeding between Alpha Health Systems, Inc. ("Alpha") and the Company's California HMO subsidiary ("California Plan") pending before the American Arbitration Association ("AAA"), by order dated June 19, 2000 the arbitrator granted Alpha's request to amend current claims and add previously noticed claims for damages in the approximate amount of $76 million. The parties are presently engaged in discovery in this arbitration proceeding.

In the arbitration before the AAA between California Family Care Services, Inc. ("Cal") and the California Plan on Cal's demand for arbitration dated March 12, 2000 asserting claims for damages in the approximate amount of $80 million, the California Plan has filed its answer to the arbitration demand and asserted its counterclaims against Cal. Cal has also filed a counterclaim against the California Plan, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, intentional interference with prospective economic advantage, negligence and violations of California Business and Professions Code Section 17200 and seeks damages in an unspecified amount.

In August 2000 Cal filed a motion with the Superior Court for the County of Los Angeles seeking to consolidate the arbitration proceeding on the March 12, 2000 demand for arbitration with a demand for arbitration dated October 16, 1998 naming Maxicare Health Plans, Inc. ("MHP") as the respondent, even though MHP has never been a party to any contract with Cal, including a contract providing for arbitration. The Company believes that there is no basis for the motion and will oppose the motion.

The Company believes that all of the claims asserted by Cal and Alpha in the arbitration proceedings are without merit, intends to vigorously contest the claims in the arbitration proceedings and believes that it will prevail in the arbitrations and on Cal's motion to consolidate.

Notwithstanding the foregoing, if there is an adverse determination in any material aspect of the arbitrations, such determination could have a material adverse effect on the Company's financial condition or operations.

b.	California Medical Association

On July 15, 1999, the California Medical Association, a California nonprofit corporation (the "CMA") commenced an action in San Diego County Superior Court against seven California HMOs and the Company (the "Defendants"), entitled "California Medical Association, California nonprofit corporation, Plaintiff, v. Aetna U.S. Healthcare, Blue Cross of California, Blue Shield of California, Healthnet, Maxicare Health Plans, Inc., Pacificare of California, Prudential Healthcare, United States Health Care of California, Inc. and DOES 1-100, Defendants" (the "Action") (Case
No. 732614).   After sustaining the defendants' joint demurrer to the
second amended complaint, the Court entered a judgment on May 31, 2000 in
favor of the defendants dismissing the Action.   The CMA has appealed the
dismissal of the Action in which the CMA sought to recover from the defendants payment for medical services that were not paid by purported intermediaries with which physicians had contracted.

While the Company believes that the judgment dismissing the Action will be affirmed on appeal, if an adverse appellate decision were rendered and a multiplicity of similar claims from physicians and other providers were subsequently asserted against the California Plan, such claims could have a material adverse effect on the Company's financial condition or operations.

c.	Molina Medical Centers Inc.

In June 1997 the California Plan and Molina Medical Centers ("Molina") entered into a Healthcare Services Agreement and Assignment Agreement (collectively, the "Agreement"). Pursuant to the Agreement Molina subsequently assigned its Medi-Cal contracts with the State of California to the California Plan, transferred Medi-Cal beneficiaries served pursuant to such contracts to the California Plan ("Assigned Beneficiaries"), and has served as a medical provider for the California Plan to Medi-Cal beneficiaries in Riverside, San Bernardino, and Sacramento Counties. The California Plan's relationship with Molina with respect to Riverside and San Bernardino Counties ended in the third quarter of 1999. Since the beginning of the relationship, each party has alleged that the other has violated the Agreement. In substance Molina contends that the California Plan has failed to reassign the Assigned Beneficiaries back to Molina, has failed to market the California Plan and Molina to Medi-Cal beneficiaries in Sacramento County, has failed to pay Molina capitation increases, and has inappropriately diverted Medi-Cal beneficiaries from Molina.

The California Plan has entered into a settlement agreement with Molina resolving Molina's claims for damages in the amount of $7.5 million based on the California Plan's purported breaches of the Agreement. The effectiveness of the settlement agreement and the mutual releases contained therein is dependent, among other things, on receipt of certain written approvals by regulatory agencies. Pursuant to and subject to the settlement agreement becoming effective, Maxicare has agreed to pay Molina approximately $1.8 million and has agreed to assign to Molina certain Medi-Cal members.

The California Plan and Molina are in the process of obtaining the requisite regulatory approvals. The effectiveness of the settlement will not have a material adverse effect on the Company's financial condition or operations taken as a whole.

d.	WellMed of Indiana, LLC

In August, 1999, Maxicare of Indiana, Inc. ("Maxicare Indiana") entered into a three year capitated provider agreement with WellMed of Indiana, LLC ("WellMed"), to provide and arrange for health care services for Maxicare Indiana's commercial members located primarily in southwest Indiana. By letter dated March 28, 2000 WellMed advised Maxicare Indiana that it would terminate its agreement effective as of May 28, 2000 unless Maxicare Indiana agreed to amend such agreement to increase the compensation payable to WellMed thereunder. Thereafter, on May 11, 2000, WellMed informed Maxicare that WellMed would cease payment of provider claims effective May 15, 2000. In response to WellMed's announced termination of the agreement, in May 2000, Maxicare Indiana advised certain providers who had previously provided services to Maxicare Indiana members through arrangements with WellMed, that from and after May 15, 2000 such providers should deal directly with Maxicare Indiana (with respect to services rendered after May 15, 2000). On May 26, 2000 Maxicare Indiana filed an action in the Marion County Superior Court, State of Indiana, against WellMed and its parent company requesting injunctive relief, damages for breach of contract and punitive damages. WellMed has responded by filing a motion to refer certain matters to arbitration. WellMed's parent company recently filed a Motion to dismiss all claims asserted by Maxicare.

A number of providers have asserted claims and/or initiated litigation against Maxicare Indiana for services rendered by them to Maxicare Indiana's members prior to May 15, 2000 which have not been paid for by WellMed. These providers have alleged that Maxicare Indiana has assumed WellMed's payment obligations to them for such pre-May 15, 2000 claims. Some providers have also alleged that they were fraudulently induced by Maxicare to enter into provider agreements with WellMed. Maxicare Indiana believes it has meritorious defenses to these asserted claims and intends to deny these allegations and contest these claims vigorously. The Company cannot at this time quantify the nature or amount of all of the potential claims which may be asserted by providers who provided services to Maxicare Indiana members through arrangements with WellMed. Depending upon what extent, if any, Maxicare is found to be liable for these claims, the amount of the liability could be material and could have a material adverse effect on the business and operations of the Company.

e.	Other Litigation

The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount, which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company's business or operations.

Item 2:	Change in Securities.

a.	In order to further protect the Company's net operating losses from the impact of an ownership change, the Company's Board of Directors on June 6, 2000 voted to amend the Shareholders
Rights Plan to provide that the exercisability of the Share
Purchase Rights is triggered in the event any party acquires 5% or more of the Company's Common Stock or any party which currently holds 5% or more of the Common Stock acquires additional shares, without the approval of the Board.

b.	In June 2000, the Company sold 800,000 shares of Common Stock, at $1.25 per share, in a private placement to Meespierson
Cayman Limited, as trustee of Sofaer Funds/SCI Global Hedge
Fund.

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

The Company's California HMO and other California HMOs have made a secured loan to the Purchaser in the amount of $11.8 Million ("Plan Loan"), to assure that the Purchaser has adequate resources to satisfy its ongoing obligations. The Plan Loan proceeds are required to be used in the payment of certain obligations incurred in the Purchaser's ongoing operations, to assure that the Purchaser has adequate resources to meet its obligations. The Purchaser is in the process of divesting portions of the California Operations it purchased. Under the terms of the Plan Loan, the Purchaser is required to utilize a portion of the proceeds from the divestitures to repay the Plan Loan. The California HMO's share of the Plan Loan is $486,000.

Recently, the Purchaser advised the California Plan and the other California HMOs that it will need significant additional financing and changes in its contractual arrangements with such HMOs to continue to operate. As a result of the foregoing, the California Plan and the other California HMOs, an affiliate of the Purchaser and the Purchaser have entered into discussions regarding additional financing for the Purchaser. There can be no assurances that an agreement will be reached among the parties, and, even if such agreement is reached, that this financing will be sufficient to enable the Purchaser to satisfy its existing and future obligations.

According, there is no assurance that the Purchaser will have adequate resources to fund its ongoing operations, to continue to service the California HMO's members and to repay all or any portion of the Plan Loan when due. The Purchaser's inability to continue to service the California HMO's members, could have a material adverse effect on the Company's financial condition and operations.

Effective June 1, 1999 the California HMO assumed the financial risk for hospital services provided to its members assigned to MPN.

Under the Global Settlement MPN is required to file a plan of reorganization with the bankruptcy court that incorporates the terms of the Global Settlement. MPN has filed its disclosure statement and a plan of reorganization with the Bankruptcy Court on November 5, 1999 (the "Proposed Plan"). Creditors have not voted on the Proposed Plan and a hearing to consider approval of the Proposed Plan has not been held by the bankruptcy court. The

Company cannot state what adverse effect, if any, the Proposed Plan will have on the Global Settlement. Furthermore, neither the effect of the DOC Actions, the Global Settlement, the Proposed Plan nor the Company's potential business and financial risks associated with its contractual arrangement with MPN is known at this point in time; however, the effect of these risks could have a material adverse effect on the Company's operations, financial position, results of operations and cash flows.

At this point in time, the Company cannot state what adverse effect, if any, the Proposed Plan will have on its California HMO. The failure to confirm and implement a reorganization plan incorporating the Global Settlement and to fully implement the Global Settlement, could have a material adverse impact on the Company, its operations and its financial position.

Sale of Louisiana HMO

On May 12, 2000 the Company entered into a definitive agreement with Coventry Health Care, Inc. ("Coventry") for the sale of Maxicare Louisiana, Inc. to Coventry. On August 10, 2000 the required regulatory approvals and other conditions of the definitive agreement were satisfied and the sale of Maxicare Louisiana, Inc. to Coventry became effective. Maxicare Louisiana, Inc.'s membership represented approximately 3% of the Company's total membership at June 30, 2000.

Item 6:	Exhibits and Reports on Form 8-K.

Exhibit 4.2c Second Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company's Registration Statement on Form S-2 (No. 333-4150) as previously filed with the Securities and Exchange Commission on July 14, 2000 in which this Exhibit bore the same exhibit number.

Exhibit 10.94  Employment Agreement between the Company and
Susan M. Blais dated January 25, 2000.

Exhibit 99.1 -	News Release dated July 25, 2000 announcing that
the Company has entered into a letter of intent with the TriZetto
Group, Inc. of Newport Beach, California.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAXICARE HEALTH PLANS, INC.
        (Registrant)


August 11, 2000 			___/s/ Richard A. Link_____
    Date					    Richard A. Link
						Chief Operating Officer,
						Chief Financial Officer and
						Executive Vice President
						Finance and Administration