Form 10-Q
period 2000-09-30
MAXICARE HEALTH PLANS INC
filed 2000-11-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-12024
(Commission file number)

MAXICARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-9615709 (I.R.S. Employer Identification No.)

1149 South Broadway Street, Los Angeles, California (Address of principal executive offices)	90015 (Zip Code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [x] No [ ]

             Common Stock, $.01 par value—48,749,989 shares outstanding as of November 10, 2000.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30, 2000	December 31, 1999

	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$67,815	$69,117
Marketable securities	756	1,702
Accounts receivable, net	31,719	28,212
Prepaid expenses	4,253	4,826
Other current assets	67	202

Total current assets	104,610	104,059

Property and equipment
Leasehold improvements	5,414	5,462
Furniture and equipment	19,973	18,689

	25,387	24,151
Less accumulated depreciation and amortization	21,927	21,899

Net Property And Equipment	3,460	2,252

Long-Term Assets
Restricted investments	6,232	8,075
Long-term receivables	486
Deferred tax asset	18,241	18,222
Intangible assets, net	408	607

Total long-term assets	25,367	26,904

Total assets	$133,437	$133,215

CURRENT LIABILITIES

Estimated claims and other health care costs payable	$84,890	$66,571
Accounts payable	789	703
Deferred income	1,628	11,226
Accrued salary expense	2,241	1,974
Other current liabilities	9,436	6,600

Total current liabilities	98,984	87,074
Long-term liabilities	2,848	2,985

Total liabilities	101,832	90,059

Shareholders’ equity
Common stock, $.01 par value, 2000—80,000 shares authorized, 18,725 shares issued and outstanding, 1999—40,000 shares authorized, 17,925 shares issued and outstanding	187	179
Additional paid-in capital	255,242	254,250
Note receivable from shareholder	(2,792)	(2,651)
Accumulated deficit	(221,026)	(208,612)
Accumulated other comprehensive income (loss)	(6)	(10)

Total shareholders’ equity	31,605	43,156

Total liabilities and shareholders’ equity	$133,437	$133,215

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues
Commercial premiums	$106,192	$103,369	$323,410	$306,857
Medicaid premiums	43,996	49,812	135,651	153,499
Medicare premiums	29,707	23,534	90,054	65,106

Total premiums	179,895	176,715	549,115	525,462
Investment income	1,331	971	3,863	2,772
Other income	529	415	883	4,738

Total revenues	181,755	178,101	553,861	532,972
Expenses
Physician services	70,389	66,918	208,675	202,031
Hospital services	62,721	65,786	197,019	198,185
Outpatient services	28,762	24,509	85,444	71,755
Other health care expense	5,200	4,038	15,363	10,150

Total health care expenses	167,072	161,251	506,501	482,121
Marketing, general and administrative expenses	19,564	15,398	54,222	47,071
Depreciation and amortization	403	201	1,052	648
Loss contracts, management settlement and other charges	2,500		4,500	8,500

Total expenses	189,539	176,850	566,275	538,340

Income (loss) from operations	(7,784)	1,251	(12,414)	(5,368)
Income tax benefit

Net income (loss)	$(7,784)	$1,251	$(12,414)	$(5,368)

Net income (loss) per common share:
Basic:
Basic earnings (loss) per common share	$(.42)	$.07	$(.68)	$(.30)

Weighted average number of common shares outstanding	18,725	17,925	18,332	17,925

Diluted:
Diluted earnings (loss) per common share	$(.42)	$.07	$(.68)	$(.30)

Weighted average number of common and common dilutive potential shares outstanding	18,725	17,926	18,332	17,925

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(12,414)	$(5,368)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,052	648
Benefit from deferred income taxes	(19)	(39)
Management settlement and other charges	2,112	5,214
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,507)	10,944
Increase (decrease) in estimated claims and other health care costs payable	15,819	(2,738)
Increase (decrease) in deferred income	(9,598)	(5,382)
Changes in other miscellaneous assets and liabilities	3,516	(2,264)

Net cash provided by (used for) operating activities	(3,039)	1,015

Cash flows from investing activities:
Purchases of property and equipment	(1,295)	(372)
Dispositions of property and equipment		421
Decrease in restricted investments	1,843	5,660
Increase in long term receivables	(486)
Proceeds from sales and maturities of marketable securities	4,483	10,747
Purchases of marketable securities	(3,533)	(3,200)

Net cash provided by (used for) investing activities	1,012	13,256

Cash flows from financing activities:
Payments on capital lease obligations	(275)	(274)
Issuance of common stock	1,000

Net cash provided by (used for) financing activities	725	(274)

Net increase in cash and cash equivalents	(1,302)	13,997
Cash and cash equivalents at beginning of period	69,117	48,507

Cash and cash equivalents at end of period	$67,815	$62,504

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$83	$21
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets	$813	$414
Forgiveness of note receivable from shareholder		$145
Allowance for forgiveness of note receivable from shareholder		$2,542

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Other	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 1998	17,925	$179	$254,250	$(5,159)	$(196,348)	$34	$52,956
Comprehensive income (loss)
Net loss					(12,264)		(12,264)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(44)	(44)

Comprehensive income (loss)							(12,308)
Notes receivable from shareholders				(179)			(179)
Forgiveness of note receivable from shareholder				2,687			2,687

Balances at December 31, 1999	17,925	179	254,250	(2,651)	(208,612)	(10)	43,156
Comprehensive income (loss)
Net loss					(12,414)		(12,414)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						4	4

Comprehensive income (loss)							(12,410)
Issuance of common stock	800	8	992				1,000
Note receivable from shareholder				(141)			(141)

Balances at September 30, 2000	18,725	$187	$255,242	$(2,792)	$(221,026)	$(6)	$31,605

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Significant Accounting Policies

  Basis of Presentation

             Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company which owns various subsidiaries, primarily in the field of managed care. MHP owns and operates two health maintenance organizations, or HMOs, in California and Indiana and also owns and operates Maxicare Life and Health Insurance Company (“MLH”) and HealthAmerica Corporation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated.

             For further information on MHP and subsidiaries (collectively the “Company”) refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

Note 2.      Loss Contracts, Management Settlement and Other Charges

             In the second and third quarters of 2000, the Company recorded charges of $2.0 million and $2.5 million, respectively, for losses associated with certain of the Company’s capitated provider arrangements. In the first quarter of 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company’s commercial healthcare operations in North and South Carolina. The Company has ceased offering commercial health care coverage in the Carolinas health plans as of March 31, 1999. In addition, the Company recorded in the first quarter of 1999 a $5.5 million management settlement charge related to a settlement with the Company’s former Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors. The charge primarily relates to an allowance fo r the forgiveness of approximately $2.7 million of notes receivable, including accrued interest, due the Company from Mr. Ratican and the accrual of other settlement costs related to a consulting agreement and other benefits. Under the settlement agreement, a promissory note from Mr. Ratican to the Company in the principal amount of $2.2 million and accrued interest thereon will be forgiven on June 30, 2003 upon certain conditions being satisfied. The Company has made the determination that it is probable these conditions will be satisfied and the note forgiven; accordingly, the Company has recorded the charge associated with the forgiveness of the note receivable in the first quarter of 1999.

Note 3.      Subsequent Events; Shareholders’ Equity

             In June 2000, the Company announced a Rights Offering which, as amended, provided for the grant to each shareholder of record as of September 14, 2000 a non-transferable right to purchase at $1 per share 11/2 shares of the Company’s common stock for each share of common stock owned by such shareholder on the record date, as well as certain over-subscription rights contingent upon availability. At the Company’s 2000 Annual Meeting of Shareholders held on September 14, 2000 the Company’s shareholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 40 million to 80 million which was a condition to the effectiveness of the Company’s Rights Offering.

             The Rights Offering commenced September 15, 2000 and the subscription period extended through October 6, 2000. Upon the completion of the subscription period, the Company accepted subscriptions (including over-subscriptions) for the purchase of approximately 21.9 million shares of common stock at $1.00 per share.

Accordingly, the Company issued the shares to the subscribing shareholders and received gross proceeds of approximately $21.9 million. In addition, on October 17, 2000 the Company entered into agreements for the sale in a private placement of 8.1 million shares of its common stock at $1.00 per share with certain qualified institutional buyers and highly accredited institutional investors. On November 3, 2000 the private placement was consummated and the Company received gross proceeds of $8.1 million for the issuance of 8.1 million shares of its common stock at $1.00 per share. The combined effect of the Rights Offering and the private placement has resulted in MHP receiving gross proceeds of approximately $30.0 million. Among the principal purposes of the Company raising these capital resources was to use the proceeds to increase and strengthen the capitalization of the California HMO and Indiana HMO subsidiaries and MLH. In October 2000 MHP funded $13.0 million of capital resourc es to these operating subsidiaries to supplement their capitalization and cash position.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

             The Company reported a net loss of $7.8 million for the three months ended September 30, 2000 which included a $2.5 million charge for losses associated with certain of the Company’s capitated provider arrangements, as compared to net income of $1.3 million for the same three month period in 1999. Net loss per common share was $.42 for the third quarter of 2000 compared to net income per common share of $.07 for the same period in 1999. The Company’s premium revenues for its current operations increased by $8.3 million or 4.9% over the prior year quarter as a result of premium rate increases in all lines of business and enrollment growth in the Medicare line of business generated by the California and Indiana health plans.

             Maxicare operates health care businesses in California and Indiana (the “current operations”). As of September 30, 2000, these health plans accounted for commercial membership of approximately 258,900 members, Medicaid membership of approximately 152,800 members and Medicare membership of approximately 16,600 members.

             Premium revenues for the third quarter of 2000 increased by $3.2 million to $179.9 million, an increase of 1.8% as compared to 1999. This increase was a result of an $8.3 million increase in premium revenues related to the Company’s current operations offset in part by a $5.1 million decrease in premium revenues related to the Company’s discontinued Carolinas and Louisiana operations. Commercial premiums for the third quarter of 2000 increased $2.8 million to $106.2 million as compared to $103.4 million for 1999. The Company’s commercial premiums for its current operations increased by $6.5 million to $104.3 million for 2000 as compared to $97.8 million for 1999 primarily due to premium rate increases offset in part by a decrease in membership. As of September 30, 2000 the California and Indiana health plans had 149,600 and 109,200 commercial members, respectively as compared to 156,30 0 and 106,000, respectively as of September 30, 1999. The average commercial premium revenue per member per month (“PMPM”) increased 8.2% as compared to 1999.

             Medicaid premiums for the third quarter of 2000 decreased $5.8 million to $44.0 million as compared to $49.8 million for 1999. The Company’s Medicaid premiums for its current operations decreased by $4.0 million as a result of membership decreases in California and Indiana offset in part by premium rate increases in California and Indiana. As of September 30, 2000 the California and Indiana health plans had 94,500 and 58,300 Medicaid members, respectively as compared to 109,600 and 66,500 Medicaid members, respectively as of September 30, 1999. The membership decline in California is primarily attributable to a reduction in Los Angeles county due to a decline in the eligible beneficiaries. The decline in Indiana is primarily attributable to membership decreases in the southern region. The average Medicaid premium PMPM for the current operations increased by 9.0%, primarily due to premium rate increas es in California and Indiana.

             Medicare premiums for the third quarter of 2000 increased $6.2 million to $29.7 million as compared to 1999 as a result of premium rate increases and membership growth in both the California and Indiana health plans. As of September 30, 2000 the California and Indiana health plans had 11,800 and 4,800 Medicare members, respectively, representing an increase in membership of 1,900 from September 30, 1999 primarily as a result of growth in California. The average Medicare premium PMPM increased by 2.8% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

             Investment income for the third quarter of 2000 increased by $.4 million to $1.3 million as compared to 1999 due to higher cash and investment balances as well as higher investment yields.

             Health care expenses for the third quarter of 2000 were $167.1 million as compared to $161.3 million for 1999. This increase of $5.8 million was due partially to an increase in pharmacy costs. Although prescription drug costs are expected to continue to rise at a rate in excess of most other heath care services, the Company continues to implement strategies that seek to mitigate this trend through benefit design changes and enhanced procedures and controls to promote cost effective use of prescription drug benefits.

             Marketing, general and administrative (“M,G&A”) expenses for the third quarter of 2000 increased $4.2 million to $19.6 million as compared to $15.4 million for 1999. M,G&A expenses were 10.9% and 8.7% of premium revenues for the third quarter of 2000 and 1999, respectively. M,G&A expenses for the third quarter of 2000 included approximately $1.3 million of professional services costs related to the Company’s initiatives to improve its information systems.

             The Company reported a net loss of $12.4 million or $.68 per share for the nine months ended September 30, 2000, which included a $4.5 million charge for losses associated with certain of the Company’s capitated provider arrangements as compared to a net loss of $5.4 million or $.30 per share for the comparable period a year ago, which included an $8.5 million charge for loss contracts and management settlement costs and $4.1 million of other income from a litigation settlement. Premium revenues for the nine months ended September 30, 2000 increased $23.7 million to $549.1 million as compared to $525.5 million for 1999. The Company’s premiums for its current operations increased $29.6 million to $533.8 million for 2000 as compared to $504.2 million for 1999 primarily due to commercial premium rate increases and Medicare membership growth. Health care expenses for the nine months ended September 30, 2000 increased $24.4 million to $506.5 million as compared to $482.1 million for 1999. This increase was partially due to an increase to pharmacy costs. M,G&A expenses increased $7.2 million for the nine months ended September 30, 2000 as compared to the prior year period, and increased as a percentage of premium revenues to 9.9% from 9.0%.

Liquidity and Capital Resources

             All of MHP’s operating subsidiaries are direct subsidiaries of MHP. The operating HMOs and MLH currently pay monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company’s HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of September 30, 2000 including the states in which the Company’s HMOs operate. The Company’s HMOs and MLH are subject to state regulations, which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP’s proportionate share of net assets (after inter-company eliminations) which, at September 30, 2000 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as “Restricted Net Assets”. Restricted Net Assets of these operating subsidiaries were $29.9 million at September 30, 2000, with deposit requirements and limitations imposed by state regulations on the distribution of dividends representing $7.3 million and $6.1 million of the Restricted Net Assets, respectively, and net worth requirements in excess of deposit requirements and dividend limitations representing the remaining $16.5 million. MHP held $68.4 million in cash, cash equivalents and marketable securities at September 30, 2000, collectively. In addition to the $68.4 million held by MHP, approximately $.5 million in funds held by operating subsidiaries could be considered available for transfer to MHP at September 30, 2000.

             As previously discussed, in October and November 2000 the Company received an aggregate of $30.0 million from the Rights Offering and the private placement of its common stock. Among the principal purposes of the Company raising this capital was to use the proceeds to increase and strengthen the capitalization of the California HMO and Indiana HMO subsidiaries and MLH, to fund infrastructure enhancements and to increase the Company’s working capital. In October 2000 MHP funded $13.0 million of capital resources to these operating subsidiaries to supplement their capitalization and cash position. The Company believes that for the foreseeable future it will have sufficient capital resources and liquidity to fund the operational requirements of MHP and the Company as well as maintaining compliance with statutory financial requirements of the HMOs and MLH.

Recent Developments

             The Company is presently undertaking and assessing various infrastructure initiatives which would include the implementation of significant information systems enhancements. In connection with the foregoing the Company in September 2000 entered into a definitive agreement with The TriZetto Group, Inc. to implement and provide enhanced information systems and support services for the Company. Under the terms of the agreement, TriZetto will provide the Company with network connectivity, application services provider (ASP) and other internet based services designed to provide the Company with better communication and service to our members and medical providers, as well as faster and more complete reporting and tracking of billing, claims and membership information.

Forward Looking Information

             General—This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company’s control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers and other contracting entities, insolvency of providers and other contracting entities, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory requirements for dividending, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

             Business Strategy—The Company’s business strategy includes strengthening its position in the principal markets it serves by: marketing an expanded range of managed care products and services, providing superior service to the Company’s members and employer groups, enhancing long-term relationships and arrangements with health care providers, and selectively targeting geographic areas within a state for expansion through increased penetration or development of new areas. The Company continually evaluates opportunities to expand its business as well as evaluates the investment in these businesses.

             Year 2000—The Company has undergone a Year 2000 readiness program to upgrade and test its systems in preparation for the year 2000 and to assess Year 2000 issues relative to its computing information systems and related business processes. As a result of the assessment process, necessary changes and/or augmentations to the Company’s systems were made including selected systems being retired and replaced with packaged software from large vendors that is Year 2000 compliant. The total estimated cost of the program incurred since 1997 through September 30, 2000 was approximately $1.5 million and projected future costs of the program are estimated to be minimal. As of December 31, 1999, the Company’s core legacy systems were complete as to testing and confirmation as Year 2000 compliant. The Company did not experience any disruption to its computing information systems effective with th e year 2000 and through November 10, 2000. There can be no assurance, however, that the Company will not experience Year 2000 disruptions or operational issues including those as a result of the Company’s vendors and customers. The Company continues to keep business process contingency plans in place in the event a significant Year 2000 matter should occur.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

             As of September 30, 2000, the Company has approximately $74.8 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $.8 million are classified as available-for-sale investments and restricted investments of $6.2 million are classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company’s investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company’s investment policies, the primary market risk associated with the Company’s portfolio is interest rate risk. As of September 30, 2000, the Company did not have any outstanding bank borrowings or debt obligations.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

             The information contained in “Part I, Item 3 Legal Proceedings” of the Company’s 1999 Annual Report on Form 10-K and “Part II, Item 1 Legal Proceedings” from the Company’s Form 10-Q filing for the quarterly period ended March 31, 2000 and June 30, 2000, are hereby incorporated by reference and the following information updates the information contained in the relevant subparts thereof.

             a.  Alpha Health Systems, Inc. (“Alpha”) and California Family Care Services, Inc (“Cal”).

             In August 2000 Cal filed a motion with the Superior Court for the County of Los Angeles seeking to consolidate the arbitration proceeding on the March 12, 2000 demand for arbitration with a demand for arbitration dated October 16, 1998 naming Maxicare Health Plans, Inc. (“MHP”) as the respondent, even though MHP has never been a party to any contract with Cal, including a contract providing for arbitration. The Company believes that the motion, which has been opposed by the California HMO, is meritless and will be vigorously contested.

             The Company believes that all of the claims asserted by Cal and Alpha in the arbitration proceedings are without merit, intends to vigorously contest the claims in the arbitration proceedings and believes that the California HMO will prevail in the arbitrations and on Cal’s motion to consolidate.

             Notwithstanding the foregoing, if there is an adverse determination in any material aspect of the arbitrations, such determination could have a material adverse effect on the Company’s financial condition or operations.

             b.  Molina Medical Centers Inc.

             In June 1997 the California HMO and Molina Medical Centers (“Molina”) entered into a Healthcare Services Agreement and Assignment Agreement (collectively, the “Agreement”). Pursuant to the Agreement Molina subsequently assigned its Medi-Cal contracts with the State of California to the California HMO, transferred Medi-Cal beneficiaries served pursuant to such contracts to the California HMO (“Assigned Beneficiaries”), and has served as a medical provider for the California HMO to Medi-Cal beneficiaries in Riverside, San Bernardino, and Sacramento Counties. The California HMO’s relationship with Molina with respect to Riverside and San Bernardino Counties ended in the third quarter of 1999. Since the beginning of the relationship, each party has alleged that the other has violated the Agreement. In substance Molina contends that the California HMO has failed to reassign t he Assigned Beneficiaries back to Molina, has failed to market the California HMO and Molina to Medi-Cal beneficiaries in Sacramento County, has failed to pay Molina capitation increases, and has inappropriately diverted Medi-Cal beneficiaries from Molina.

             The California HMO has entered into a settlement agreement with Molina resolving Molina’s damage claims of $7.5 million based on the California HMO’s purported breaches of the Agreement. The effectiveness of the settlement agreement and the mutual releases contained therein is dependent, among other things, on receipt of certain written approvals by regulatory agencies. Pursuant to and subject to the settlement agreement becoming effective, the California HMO has agreed to pay Molina approximately $2.0 million and has agreed to assign to Molina certain Medi-Cal members. This settlement amount was accrued as of September 30, 2000 and the settlement agreement will not have a material adverse effect on the Company or the California HMO.

             c.  WellMed of Indiana, LLC

             In August, 1999, Maxicare of Indiana, Inc. (“Maxicare Indiana”) entered into a three year capitated provider agreement with WellMed of Indiana, LLC (“WellMed”), to provide and arrange for health care services for Maxicare Indiana’s commercial members located primarily in southwest Indiana. By letter dated March 28, 2000 WellMed advised Maxicare Indiana that it would terminate its agreement effective as of May 28, 2000 unless Maxicare Indiana agreed to amend such agreement to increase the compensation payable to WellMed thereunder. Thereafter, on May 11, 2000, WellMed informed Maxicare that WellMed would cease payment of provider claims effective May 15, 2000. In response to WellMed’s announced termination of the agreement, in May 2000, Maxicare Indiana advised certain providers who had previously provided services to Maxicare Indiana members through arrangements with WellMed, that from and after May 15, 2000 such providers should deal directly with Maxicare Indiana (with respect to services rendered after May 15, 2000). On May 26, 2000 Maxicare Indiana filed an action in the Marion County Superior Court, State of Indiana, against WellMed and its parent company requesting injunctive relief, damages for breach of contract and punitive damages. WellMed has responded by filing a motion to refer certain matters to arbitration. WellMed’s parent company recently filed a Motion to dismiss all claims asserted by Maxicare.

             A number of providers have asserted claims and/or initiated litigation against Maxicare Indiana for services rendered by them to Maxicare Indiana’s members prior to May 15, 2000 which have not been paid for by WellMed. These providers have alleged that Maxicare Indiana has assumed WellMed’s payment obligations to them for such pre-May 15, 2000 claims. Some providers have also alleged that they were fraudulently induced by Maxicare to enter into provider agreements with WellMed. Maxicare Indiana believes it has meritorious defenses to these asserted claims and intends to deny these allegations and contest these claims vigorously. The Company cannot at this time quantify the nature or amount of all of the potential claims which may be asserted by providers who provided services to Maxicare Indiana members through arrangements with WellMed. Depending upon what extent, if any, Maxicare is found to b e liable for these claims, the amount of the liability could be material and could have a material adverse effect on the business and operations of the Company.

             d.  Other Litigation

             The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties that assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount, which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company’s business or operations.

Item 2.   Change in Securities.

             a.  Authorized Share Amendment

             At the 2000 Annual Meeting of Shareholders held on September 14, 2000, the Company’s shareholders approved an amendment to Section A of Article FOURTH of the restated certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 40.0 million shares to 80.0 million shares (the “Authorized Share Amendment).

             The Authorized Share Amendment authorizes additional shares of Common Stock that would be available for issuance from time to time upon such terms and for such purposes as the Board may deem advisable, generally without further action by the shareholders of the Company. Except in connection with the Company’s outstanding Shareholders’ Rights Plan, shareholders would not have any preemptive or similar rights to subscribe for or purchase any of these additional shares of Common Stock that may be issued in the future. Any future issuance of Common Stock may, depending upon the circumstances, dilute the earnings per share, liquidation value, voting power and other rights and interests of the existing shareholders. The Authorized Share Amendment did not effect any change in the Company’s currently outstanding Common Stock. The additional authorized shares of Common Stock would have the same righ ts and privileges as the shares of Common Stock presently outstanding. Although not a factor in the decision of the Board to propose the Authorized Share Amendment, the Authorized Share Amendment could have an anti-takeover effect by increasing the number of shares of Common Stock available for issuance by the Board. The increase in the number of shares of Common Stock available for issuance could enable the Board to render more difficult or discourage a hostile transaction to take control of the Company. In the course of exercising its fiduciary responsibilities to shareholders, the Board could issue additional shares without shareholder approval in order to increase the voting power of parties friendly to the Board or to dilute the voting power and other rights of a potential acquirer. The availability of this defensive strategy to the Company could discourage unsolicited takeover attempts, thereby limiting the opportunity for the Company’s shareholders to realize a higher price for their shares than would be generally available in the public markets. The Board is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this proposal is not being presented with the intent that it be utilized as a type of anti-takeover device. The Authorized Share Amendment became effective on September 14, 2000.

             b.  Restrictions on Transfer of Capital Stock Amendment

             At the 2000 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to our restated certificate of incorporation by adding a new Section K to ARTICLE FOURTH entitled “Certain Restrictions on the Transfer of Stock”(the “Transferability of Capital Stock Amendment”). The Transferability of Capital Stock Amendment prohibits transfer of the Company’ s capital stock, unless approved by the Board, to the extent the transfer would cause the ownership interest of the transferee or any other person to equal 5% or more of the Company’s fair market value; or increase the ownership interest of the transferee or any other person where such transferee’s or other person’s ownership interest equaled 5% or more of the Company’s fair market value before the transfer. The purpose of this amendment is to allow the Company to minimize the chance of an “ownership change” as defined by the tax code in order to preserve the Company’s significant accrued tax benefits.

             Although it was not principally intended for this purpose, this amendment could have an anti-takeover effect by prohibiting shareholders from increasing their ownership interest to 5% or more and prohibiting any increase in the ownership interest of shareholders already holding 5% or more of the Company’s fair market value. These limitations could enable the Board to render more difficult or discourage a hostile transaction to take control of the Company. The presence of these limitations could also discourage unsolicited takeover attempts, thereby limiting the opportunity for the Company’s shareholders to realize a higher price for their shares than would be generally available in the public markets. The Board is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this proposal is not being presented with the intent that it be utilized as a type of anti-tak eover device.

             The amendment is also not intended to supersede or terminate the Company’s shareholders rights plan. The Company’s shareholders rights plan does not prohibit transfer of the Company common stock; rather it is an anti-takeover device triggered by certain acquisitions of the Company’s Common Stock. Because the restrictions on transfer imposed by the charter amendment may be waived by the Board, if the Company is faced with a hostile transaction to take control of the Company, the Board may choose to permit only the shareholder rights plan to operate and not the restrictions imposed by the amendment. The Transferability of Capital Stock Amendment became effective September 14, 2000.

             c.  Private Placement

             On October 23, 2000 the Company announced that it had entered into agreements for the sale of 8.1 million shares of its common stock at $1.00 per share with certain unaffiliated qualified institutional buyers and highly accredited institutional investors in a private placement exempt from registration under the Securities Act of 1993, as amended pursuant to Section 4(2) thereunder. On November 3, 2000 the private placement was consummated and the Company received gross proceeds of $8.1 million for the issuance of 8.1 million chares of its common stock at $1.00 per share.

Item 3.   Defaults Upon Senior Securities.

             None

Item 4.   Submission of Matters to a Vote of Security Holders.

             The Company’s Annual Meeting of Shareholders was held in the Sunset Room of the Transamerica Center Windows Restaurant at 1150 South Olive Street in Los Angeles on September 14, 2000 at 9:00 a.m. (Pacific Time). The Company’s shareholders approved by ballot and by proxy the four proposals set forth for shareholder consideration which were as follows:

             Proposal #1: Provided for the election of three Directors, Ms. Susan M. Blais, Mr. Robert M. Davies and Mr. John H. Gutfreund to serve until the year 2003 Annual Meeting of Shareholders. Of the 10,313,664 votes cast for purposes of electing three directors; (i) 9,209,176 votes were cast for Ms. Blais and 1,104,488 votes were withheld; (ii) 9,210,143 votes were cast for Mr.  Davies and 1,103,521 votes were withheld; and (iii) 9,210,317 votes were cast for Mr. Gutfreund and 1,103,347 votes were withheld. Following the meeting, George H. Bigelow, Paul R. Dupee, Elwood I. Kleaver and Simon J. Whitmey continued to serve as directors of the Company.

             Proposal #2: Provided for the adoption of an amendment to the Company’s Restated Certificate of Incorporation amending Section A of Article FOURTH to increase the number of shares of the Company’s par value

$.01, Common Stock, which the Corporation is authorized to issue from 40.0 million shares to 80.0 million shares (the “Authorized Share Amendment”). Of the 10,313,664 votes cast for adoption of the Authorized Share Amendment, 9,912,436 votes were cast for approval constituting a majority of the outstanding shares eligible to vote, 386,599 votes were cast against approval, and 14,629 votes abstained.

             Proposal #3: Provided for the adoption of an amendment to the Company’s Restated Certificate of Incorporation amending Article FOURTH by adding a new Section K thereto, which new Section K would prohibit transfer of the Company’s capital stock, unless approved by the Board, to the extent the transfer would (i) cause the ownership interest of the transferee or any other person to equal 5% or more of the Company’s fair market value; or (ii) increase the ownership interest of the transferee or any other person where such transferee’s or other person’s ownership interest equaled 5% or more of the Company’s fair market value before the transfer (the “Restricted Transferability of Capital Stock Amendment”). Of the 10,313,664 votes cast for adoption of the Restricted Transferability of Capital Stock Amendment, 9,830,055 votes were cast for approval constituting a majority of the outstanding shares eligible to vote, 473,229 votes were cast against approval, and 10,380 votes abstained.

             Proposal #4: Provided for the adoption of the Company’s 2000 Stock Option Plan and the authorization of the issuance of up to 4.0 million shares of common stock upon the exercise of stock options thereunder. Of the 10,313,664 votes cast for adoption of the Company’s 2000 Stock Option Plan, 8,774,006 votes were cast for approval constituting a majority of the outstanding shares eligible to vote constituting a majority of the eligible shares voting on this matter, 1,528,581 votes were cast against approval, and 11,077 votes abstained.

Item 5.   Other Information.

      MedPartners Provider Network, Inc.

             The Company’s California HMO had a multi-year capitated contract arrangement with MedPartners Provider Network, Inc. (“MPN”), a wholly owned subsidiary of Caremark Rx, Inc., formerly know as MedPartners, Inc. (“MedPartners”), that as of June 30, 1999 provided health care services to approximately 29,700 commercial members, 1,800 Medicare members and 3,500 Medicaid members. In November 1998, MedPartners announced its intention to divest its physician groups and physician practice management business which includes the operations of MPN. On March 11, 1999 the California Department of Corporations (the “DOC”) appointed a conservator to manage the operations of MPN, and the conservator, on behalf of MPN, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Central Distri ct of California (the “DOC Actions”). In connection with MPN’s Chapter 11 filing, certain non-contracted providers of MPN have asserted that the health plans contracting through MPN remain liable for any unpaid obligations of MPN related to the provision of covered health care services to the members of the respective health plans. Under an amended and restated settlement agreement among the DOC, MPN and MedPartners (the “Global Settlement”), MedPartners agreed to fund, subject to the satisfaction of certain conditions and funding commitment limitations, MPN’s liabilities to its providers and the liabilities of MedPartners’ affiliated medical groups. The Global Settlement provides for the sale of MedPartners California physician practice groups (the “California Operations”) and for health plans to assume financial risk for hospital services provided to their respective members (“Institutional Risk”). Medpartners has completed the sale of the California Operations and effective June 1, 1999, the Company’s California HMO assumed Institutional Risk for its members.

             By order entered on September 14, 2000, the bankruptcy court confirmed the reorganization plan proposed by MPN, which incorporates the terms of the Global Settlement. Under the reorganization plan providers have the option of electing to receive a greater distribution on their allowed pre-petition claims, in exchange for releasing MPN and health plans from providers’ claims for services rendered to the health plans’ members assigned to MPN (“Provider Claims”). Providers holding a substantial majority by dollar amount of the Provider Claims have agreed to release MPN and the health plans from such claims, including the Company’ s California HMO. Except for distributions to creditors whose claims are contested by MPN, MPN has made the reorganization plan distributions and paid providers on account of their allowed Provider Claims.

             The Company does not believe that the failure of the remaining providers to agree to release health plans from their Provider Claims, or the failure of certain providers to file Provider Claims in accordance with orders of the bankruptcy court or the terms of the reorganization plan, will have a material adverse impact on the Company, its operations or its financial position. Accordingly, the Company will no longer be reporting on Medpartners Provider Network, Inc.

      KPC Global Care

             KPC Global Care and its affiliates (collectively, the “Purchaser”) purchased a large portion of Medpartners, Inc.’s California operations, including physician practice groups (“Purchased Operations”) and currently provides care to the California HMO’s enrollees. After the purchase, the Purchaser requested that the Company’s California HMO and other California health plans make a loan to the Purchaser to assure that the Purchaser has adequate working capital and that continuity of care can be maintained.

             The Company’s California HMO and other California health plans made a secured loan to the Purchaser in the amount of $11.8 million (“Plan Loan”), to assure that the Purchaser has adequate resources to satisfy its ongoing obligations. The Plan Loan proceeds are required to be used in the payment of certain obligations incurred in the Purchaser’s ongoing operations. The Purchaser has been engaged in divesting portions of the Purchased Operations. Under the terms of the Plan Loan, the Purchaser is required to utilize a portion of the proceeds from the divestitures to repay the Plan Loan. The California HMO’s share of the Plan Loan is $486,000.

             The Purchaser subsequently advised the Company’s California HMO and the other California health plans that the Purchaser needed significant additional financing and changes in its contractual arrangements with such HMOs to continue to operate. As a result of the foregoing, the Company’s California HMO is negotiating with the Purchaser regarding a $1.1 million loan to the Purchaser and one affiliate, which funds are to be earmarked for the payment of providers’ claims for services rendered to the California HMO’s enrollees (“Second Loan”). Other California health plans, have also lent certain of the Purchaser’s affiliates approximately $28 million, which loan proceeds are being re-loaned by the borrowers to the Purchaser and another affiliate and to be used exclusively to pay provider claims for services rendered to the other California health plans’ enrollees and ce rtain operating expenses. There can be no assurances, however, that agreement between the California HMO and the Purchaser will be reached with respect to the Second Loan or that the proceeds of the Second Loan if made and the other California health plans’ respective loans will be sufficient to enable the Purchaser to satisfy its existing and future obligations.

             Accordingly, there is no assurance that the Purchaser will have adequate resources to fund its ongoing operations, to continue to service the California HMO’s members and to repay all or any portion of the Plan Loan when due or the Second Loan if it is made and matures. If the Purchaser is unable to service the California HMO’s members, the Company believes that the California HMO will be able to service its members through arrangements with alternate providers.

      Indiana Pro Health Network, Inc.

             The Indiana HMO has a capitated contract arrangement with the Indiana Pro Health Network, Inc. (“Pro Health”) which as of September 30, 2000 provided health care services to approximately 21,600 commercial members. Pro Health has provided notice of termination to the Indiana HMO effective December 31, 2000; and accordingly, the Pro Health provider network will not be available to the Indiana HMO’s commercial members after December 31, 2000. The Indiana HMO offers alternative providers through other arrangements; however, there can be no assurance that the commercial members currently receiving health care services through Pro Health will elect to switch to such alternate providers effective January 1, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

             (a) Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Maxicare Health Plans, Inc., filed with the Office of the Secretary of Delaware on September 14, 2000 (incorporated by reference to the Company’s Report on Form 8-K dated October 17, 2000).

10.95	Application and Business Services Agreement entered into by and between Maxicare Health Plans, Inc. and The TriZetto Group, Inc.

27	Financial Data Schedule

             (b) Reports on Form 8-K

  Report on Form 8-K dated September 5, 2000 announcing the
  termination of its letter of intent between MDB Capital Group LLC and Maxicare Health Plans, Inc.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)
Date: November 13, 2000	/s/ Richard A. Link

Richard A. Link Chief Operating Officer, Chief Financial Officer and Executive Vice President Finance and Administration