Form 10-K405
period 2000-12-31
MAXICARE HEALTH PLANS INC
filed 2001-04-02
CIK 722573

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER: 0-12024
                            ------------------------

                          MAXICARE HEALTH PLANS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           95-3615709
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR            (IRS EMPLOYER IDENTIFICATION NO.)
                   ORGANIZATION)

1149 SOUTH BROADWAY STREET, LOS ANGELES, CALIFORNIA                        90015
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 765-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001.

                  Common Stock, $.01 par value -- $22,585,305

     The number of shares outstanding of each of the issuer's classes of capital stock, as of March 28, 2001.

                Common Stock, $.01 par value -- 9,748,438 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a Delaware Corporation holding company that owns various subsidiaries, primarily in the field of managed care. Through our wholly owned subsidiaries, we operate health maintenance organizations ("HMOs") in California and Indiana. Maxicare Life and Health Insurance Company ("MLH"), our licensed insurance company, operates preferred provider organizations ("PPOs") in California and Indiana in conjunction with the HMO products of Maxicare (our California HMO) and Maxicare Indiana, Inc. (our Indiana HMO). We provide an array of member benefit packages that includes:

     - Commercial group HMO products

     - Medicare HMO products

     - Medicaid HMO products

     - PPO products

     - Point of service ("POS") products

     - Group life and accidental death and dismemberment insurance and

     - Wellness programs

     Prior to December 31, 2000 MHP was the direct owner of Maxicare, Maxicare Indiana and MLH. On December 31, 2000 as part of a general reorganization and simplification of our corporate structure, MHP contributed the capital stock of MLH to Maxicare Indiana and contributed the capital stock of Maxicare Indiana to Maxicare.

     Effective July 31, 2000, MHP sold Maxicare Louisiana Inc., an HMO subsidiary of MHP operating in Louisiana, to Coventry Health Care in a stock purchase agreement.

     Through our HMO operations we arrange for the delivery of comprehensive health care services to our members for a predetermined, prepaid fee. We generally provide these services by contracting on a prospective basis with physician groups for a fixed fee per member per month regardless of the extent and nature of services provided to members, and with hospitals and other providers under a variety of fee arrangements. We believe that an HMO offers certain advantages over traditional indemnity health insurance:

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

     Our executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and our telephone number is (213) 765-2000.

RISK FACTORS

OUR DEPENDENCE ON OUR CALIFORNIA MEDICAID BUSINESS MAY POSE A RISK TO OUR REVENUE BASE AND PROFITABILITY.

     Our Medicaid business in Los Angeles County is currently our only profitable business unit. We offer this product as a contracting provider to L.A. Care Health Plan, a publicly sponsored health plan that in turn contracts with the State of California to provide services to Medicaid members in Los Angeles County. Our current contract with L.A. Care Health Plan expires in April 2002. If we are unable to renew our contract with L.A. Care Health Plan, or if rate increases granted by the State of California are not adequate to meet potential increases in our health care costs, we may be unable to operate this unit profitably.

WE ARE DEPENDENT UPON CERTAIN COMMERCIAL EMPLOYER GROUPS, THE LOSS OF WHICH MAY SIGNIFICANTLY LOWER OUR REVENUES AND PROFITS.

     Our seven largest commercial employer groups accounted for approximately 31.5% of our commercial membership as of December 31, 2000. Our largest commercial employer group, the State of Indiana, accounted for approximately 15.2% of our total commercial membership and approximately 24.5% of our Indiana HMO's commercial membership as of December 31, 2000. The loss of one or more of our largest commercial employer groups could result in a material reduction in our revenue base which could affect our ability to generate profits.

OUR PREMIUM RATES ARE SET IN ADVANCE, AND WE MAY BE UNABLE TO ADJUST THEM QUICKLY ENOUGH TO OFFSET INCREASES IN HEALTH CARE COSTS.

     We generally set our rates annually and in advance based on estimates of future health care costs over the related premium period. Because estimates are based on assumptions which may prove to be inaccurate, there is an inherent variance between the estimated and the actual health care costs. Our estimates of future health costs have in the past and may continue to be affected by such factors as:

     - increased utilization of medical services, particularly increased use of specialists, by our policyholders.

     - an increase in both the number of high dollar claims and the amount per claim.

     - our inability to enter into cost-effective arrangements with health care providers.

     - inflation.

     - catastrophic events, such as epidemics.

     - new mandated benefits.

     - new technologies and health care practices.

     As a result, because our health care costs are our principal expense item and because we will not be able to increase premiums during the term of a policy, if our actual health care costs are materially greater than our estimated health care costs for the policy period, we may incur losses, which may be significant.

BECAUSE OUR CLAIMS LIABILITY IS BASED ON AN ESTIMATE, IT MAY BE SUBSTANTIALLY UNDERSTATED.

     Our principal liability is for estimated claims and other health care costs payable. This liability includes our liability, both for claims we have received, but not yet paid and claims not yet submitted to us. Our estimates are based upon utilization trends and historical claim payment patterns. The accuracy of our estimates is dependent upon our ability to predict our costs, and may be affected by factors including an unanticipated increase in medical costs, unanticipated changes in utilization and variations in the timely submission of claims.

     OUR COSTS MAY INCREASE SIGNIFICANTLY AS A RESULT OF BOTH THE RELUCTANCE OF HEALTH CARE PROVIDERS TO ACCEPT CAPITATED PROVIDER CONTRACTS AND FINANCIAL PROBLEMS WHICH MAY BE ENCOUNTERED BY THOSE PROVIDERS WHICH DO ACCEPT CAPITATED CONTRACTS.

     (a) Health care providers have been refusing to accept capitated contracts. Since the middle of 1999 we have experienced increasing difficulty in entering into capitated contracts with our medical providers. Under capitated contract arrangements, we pay the health care provider a fixed fee for every member who chooses that provider, regardless of the extent of medical services provided to that member. The effect of capitated contracts is to place the financial risk associated with the degree of utilization of services by a member on the medical provider. To the extent that we are unable to enter into capitated provider contracts, we bear the risk that the cost of medical services provided to a member will exceed our premium revenue. Additionally, we have in the past built our administrative infrastructure based on the capitated model. At December 31, 2000 approximately 77% of our members were assigned to fully capitated contracts. At January 1, 2001 60% of our members were assigned to such contracts.

     (b) Our expenses may increase if health care providers under capitated contracts incur financial difficulties. Because capitated contracts place the financial risk associated with the utilization of services by a member on the medical provider rather than the insurer, the provider may suffer financial difficulties, including insolvency and bankruptcy, if the provider's cost of service exceeds the capitated payments received. Because of this possibility, we face the risks that:

     - The provider may terminate its relationship with us, with the result that we may have to pay greater compensation to a replacement provider.

     - We may have to pay member claims that are the provider's responsibility.

     - We may have to transfer members on short notice to other providers, possibly incurring higher costs and engendering ill will among our members.

     In the past several years several of our major providers in California and Indiana have become insolvent or filed for bankruptcy. We cannot assure you that we will be able to protect ourselves from the potential liability and increased costs which may result from such financial difficulties which our capitated contract providers may incur.

OUR INABILITY TO OBTAIN COST EFFECTIVE CONTRACTS WITH PROVIDERS MAY RESULT IN HIGHER HEALTH CARE COSTS AND LOSS OF MEMBERSHIP.

     In order to attract members, we must offer an acceptable selection of health care providers. In selected markets, certain providers, particularly hospitals, physicians/hospital organizations or multi-specialty physician groups may have significant market positions and compete directly with us. In the past, major health care providers in some markets have refused to contract with us or utilized their market position to obtain higher reimbursement rates than we would otherwise pay. In other instances, the termination of our contracts by certain providers has resulted in substantial losses of membership. If we are unable to attract or retain major providers on acceptable terms, we may have difficulty in enrolling and retaining members and if we are not able to enter into cost-effective provider contracts we may have difficulty controlling our costs.

BECAUSE WE ARE NOT A MAJOR INSURER, IT IS DIFFICULT FOR US TO COMPETE SUCCESSFULLY FOR HMO BUSINESS.

     Many of our principal competitors enjoy significantly greater market share and have greater capital resources than we do. These competitive pressures have impaired our ability to retain our existing customer base and attract new customers and limited our premium pricing flexibility. These factors may continue to make it difficult for us to maintain or improve our operating margins.

FUTURE LEGISLATION AND GOVERNMENT REGULATION MAY ADD SIGNIFICANTLY TO OUR COSTS AND IMPAIR OUR ABILITY TO ENROLL MEMBERS.

     The health care industry is subject to extensive laws and regulations, including, but not limited to, requirements related to licensing, policy benefits design, member disclosure and enrollment, cash reserves, net worth and restrictions on the transfer of funds between affiliated companies. In addition, we are subject to various reviews and audits regarding compliance with applicable laws and regulations. These laws and regulations are subject to frequent changes and future changes embodied in pending or proposed federal and state legislation or regulation could force us to change the way we do business resulting in significantly increased costs without the ability to offset such costs by adequate premium increases. Since approximately 41% of our premium revenues for the year ended December 31, 2000 were derived from governmental contracts, we are especially vulnerable to changes in laws or regulations concerning these programs.

THE REGULATORY AUTHORITIES IN INDIANA OR CALIFORNIA COULD OBJECT TO OUR REORGANIZATION.

     In connection with our December 31, 2000 reorganization, we filed notice of the reorganization with the California Department of Managed Health Care and the Indiana Department of Insurance. Both the California and Indiana authorities have the right to modify or reject the reorganization, and the California department has advised us that it is currently reviewing our filing. If either department modifies or rejects our reorganization, we may not be able to meet the minimum capital requirements without obtaining substantial additional capital, which may not be available to us either on reasonable terms or in a timely manner, if at all. If we do not meet the minimum capital requirements of either state, we may not be able to conduct business in that state.

THE STATES IN WHICH WE DO BUSINESS MAY ADOPT MORE STRINGENT MINIMUM CAPITALIZATION REQUIREMENTS.

     The managed care industry is subject to various state regulations including financial requirements related to minimum net worth or capitalization requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would generally require higher minimum capitalization limits for health care coverage provided by HMOs and other risk bearing entities. To date, neither California nor Indiana has adopted these standards for HMOs; however, if these or similar standards were adopted, we may not be able to meet these capitalization limits without securing additional capital resources, which may not be available to us on reasonable terms, if at all. If we do not meet the capitalization limits of either state, we may not be able to conduct business in that state.

COSTS ASSOCIATED WITH LITIGATION AND OTHER ACTIONS MAY RESULT IN LOSSES.

     We are subject to a variety of legal actions related to our business including claims for failure to pay for, provide or arrange for health care, provider disputes, breach of contract and other actions the ultimate outcome of which is not yet certain. Adverse results in one of these proceedings, combined with legal costs and expenses in all of these actions, may result in liabilities that could affect our ability to operate our business. (See "Item 3. Legal Proceedings" for a discussion of pending litigation.)

     The HMO industry has been subject to a number of separate class action lawsuits against certain select national HMOs, which may cause or force changes in business practices of the HMO industry, which could adversely affect the way we do business.

WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND OUR RETURN TO PROFITABILITY IS DEPENDENT UPON THE SUCCESSFUL IMPLEMENTATION OF OPERATING INITIATIVES AND OTHER FACTORS.

     We incurred losses of $64.9 million in 2000, $12.3 million in 1999, $27.5 million in 1998 and $25.1 million in 1997. We can give no assurance that we will be able to operate profitably in the future.

WE MAY NOT BE ABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL YOUR SHARES.

     Our common stock is currently listed for trading on the Nasdaq National Market. As of the date of this Form 10-K, we were not in compliance with the criteria for continued listing on the Nasdaq National Market which requires us to maintain a stock price of at least $1.00. If our common stock is delisted from Nasdaq, the market value of our common stock may decline and stockholders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock. In addition, our common stock could become subject to Rule 15a-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers, who sell such securities. If our common stock becomes subject to the penny stock rules, the ability of broker-dealers to make a market in or sell our securities may be adversely affected and the market liquidity for our securities could be severely adversely affected.

COMPANY OPERATIONS

     Our membership has decreased from approximately 466,600 members at December 31, 1999 to approximately 416,000 members at December 31, 2000. This decrease of 50,600 members is primarily a result of (1) the sale of the Company's Louisiana HMO effective July 31, 2000 (14,000 member loss); (2) declining Medicare enrollment in Indiana following the Company's announcement that it would no longer offer this product after December 31, 2000 (3,000 member loss); (3) the termination of a medical provider relationship in Northern California resulting in the loss of 14,500 Medicaid members; and (4) declining Medicaid enrollment in Southern California due to stricter governmental enforcement of eligibility standards (11,000 member loss).

     Our membership decreased to approximately 352,000 members at January 1, 2001, primarily due to (1) the loss of our principal Medicaid provider network in Indiana (47,600 member loss); (2) the termination of our Medicare product in Indiana (2,800 member loss); and (3) the loss of a significant commercial provider in Indiana (15,000 member loss).

     Our membership follows:

          AS OF JANUARY 1, 2001             COMMERCIAL   MEDICAID   MEDICARE    TOTAL      %
          ---------------------             ----------   --------   --------   -------   -----
California................................   158,000      85,000     11,540    254,540    72.3%
Indiana...................................    86,000      11,700          0     97,700    27.7%
                                             -------     -------     ------    -------   -----
          Total Membership................   244,000      96,700     11,540    352,240   100.0%
                                             =======     =======     ======    =======   =====

         AS OF DECEMBER 31, 2000            COMMERCIAL   MEDICAID   MEDICARE    TOTAL      %
         -----------------------            ----------   --------   --------   -------   -----
California................................   155,000      84,900     11,600    251,500    60.5%
Indiana...................................   102,400      59,300      2,800    164,500    39.5%
                                             -------     -------     ------    -------   -----
          Total Membership................   257,400     144,200     14,400    416,000   100.0%
                                             =======     =======     ======    =======   =====

         AS OF DECEMBER 31, 1999            COMMERCIAL   MEDICAID   MEDICARE    TOTAL      %
         -----------------------            ----------   --------   --------   -------   -----
California................................   158,800     108,600     10,500    277,900    59.6%
Indiana...................................   107,200      61,700      5,800    174,700    37.4%
Louisiana.................................    13,400          --        600     14,000     3.0%
                                             -------     -------     ------    -------   -----
          Total Membership................   279,400     170,300     16,900    466,600   100.0%
                                             =======     =======     ======    =======   =====

OVERVIEW OF MANAGED HEALTH CARE SERVICES

     Commercial HMO. We own and operate HMOs. An HMO is an organization that arranges for health care services to its members. For these services, the members' employers pay a predetermined premium fee that does not vary with the nature or extent of health care services provided to the member, and the member may pay a relatively small copayment for certain services. The fixed payment distinguishes HMOs from conventional indemnity health insurance plans that contain customary coinsurance and deductible features and also require the submission of claim forms. An HMO receives a fixed amount from its contracted employer groups for its members regardless of the nature and extent of health care services provided, and as a result, has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions and the review of specialist referrals by primary care physicians. The HMO's goal is to combine the delivery of and access to quality health care services with effective management controls in order to make the most cost-effective use of health care resources.

     Although HMOs have been operating in the United States for over half of a century, their popularity began increasing in the 1970s in response to rapidly escalating health care costs and enactment of the Federal Health Maintenance Organization Act of 1973, a federal statute designed to promote the establishment and growth of HMOs (see "Item 1. Business -- Government Regulation").

     The four basic organizational models utilized by HMOs are the staff, group, independent practice association and network models. The distinguishing feature between models is the HMO's relationship with its physicians. In the staff model, the HMO employs the physicians directly at an HMO facility and compensates the physicians by salary and other incentive plans. In the group model, the HMO contracts with a multi-specialty physician group in which the physicians practice together as a group and provide services primarily for HMO members. The physician group receives a fixed monthly fee, known as capitation, for each HMO member, regardless of the nature and amount of services provided to the member. Under the independent practice association ("IPA") model, the HMO generally contracts on a capitated basis or discounted fee for service basis through a physicians' association or other legal entity, which in turn contracts directly with individual physicians. These physicians provide care in their own offices. Under the network model of organization, the HMO contracts with numerous community multi-specialty physician groups, IPAs, hospitals, individual physicians and other health care providers. The physician groups are paid primarily on a capitated basis, as in the group model, but medical care is usually provided in the physician's own facilities. Our HMOs generally utilize network, group and IPA models. In addition to these models, Our HMOs also contract directly with individual physicians and physician practices. Under these direct contracts, physicians are predominately reimbursed in accordance with an agreed upon fee schedule for actual health care services rendered to members.

     PPO. We offer PPO products which include certain attributes of managed care; however, a PPO is similar to conventional indemnity health insurance in that it provides a member with the unrestricted flexibility to choose a physician or other health care provider. In a PPO, the member is encouraged, through benefit design that includes cost sharing and other incentives, to use participating health care providers which have contracted with the PPO to provide services at discounted rates. In the event a member elects not to use a participating health care provider, the member may be required to pay a higher coinsurance plus a portion of the provider's fees as in a conventional indemnity plan. Our PPO products are generally marketed in conjunction with our HMO products. Our PPO business began in Indiana in the fourth quarter of 1989 and has expanded to California and Louisiana. Our PPO line of business comprised approximately 1% of our total enrollment at December 31, 2000.

     POS. We also offer a point of service ("POS") product which is designed for the large employer who is promoting single carrier consolidation and employee transition from PPO or indemnity product into managed care programs. This product combines the elements of an HMO with the elements of a conventional indemnity health insurance product by permitting members to participate in managed care but allowing them to choose, at the time services are required, to use providers not participating in the managed care network. Deductibles and copayments generally increase the out-of-pocket costs to the member if a non-participating provider is utilized. Our POS line of business comprised approximately 1% of our total enrollment at December 31, 2000.

     Specialty Managed Care and Other Insurance Services. In addition to our commercial HMO operations, we offer a range of specialty managed care and other insurance services. We offer a number of pharmacy programs including benefit design, formulary management, claims processing and mail order services for employers and their employees. Through MLH, we offer group life and accidental death and dismemberment insurance products.

     Medicaid. Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to qualified low-income residents. A Medicaid managed care initiative developed by a state must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than ninety-five percent (95%) of the amount that would have been spent on a comparable fee for service basis. Under the contract with a state, an HMO receives a fixed monthly payment for which it is required to provide managed health care services to a member. Medicaid beneficiaries do not pay any premiums, deductibles or copayments.

     Since January 1995, our Indiana HMO has provided HMO services to Medicaid recipients in Indiana. As of December 31, 2000 the Medicaid program comprised approximately 59,300 members of our Indiana HMO's total enrollment. The Medicaid membership in the northern, central and southern regions as of December 31, 2000 approximated 50,700 members, 2,200 members, and 6,400 members, respectively.

     Our Indiana HMO had an exclusive capitated contract arrangement with Managed Health Services, Inc. through December 31, 2000 in the northern and southern regions of Indiana for the provision of health care services to approximately 57,000 Medicaid members who represent 34.7% of our total Indiana membership as of December 31, 2000 and 96.1% of the Indiana HMO's total Medicaid membership at December 31, 2000. Our contract with MHS was terminated effective December 31, 2000. As a result of MHS contracting directly with the State of Indiana for Medicaid membership effective January 1, 2001, as well as our inability to fully replace the MHS provider network, our Medicaid enrollment in Indiana dropped to approximately 14,000 members for all regions combined as of March 1, 2001. We have contracted with the State of Indiana to continue providing services to medicaid members in all three regions through December 31, 2001.

     In 1996 the State of California began implementation of a new mandatory Medicaid managed care program which resulted in a publicly-sponsored health plan being established in Los Angeles County to serve the Medicaid population ("L.A. Care Health Plan"). L.A. Care Health Plan and Foundation Health (the commercial health plan) have both contracted with the State of California for this managed care program. Our California HMO has contracted with L.A. Care Health Plan to provide HMO services under this program through April 2002. This program, which was designed in part as a replacement to the Medicaid fee for service and managed care programs in Los Angeles County, became operational during 1997. Effective January 1998 Medicaid beneficiaries with a mandatory enrollment code within certain aid categories were required to choose between the two authorized health plans. Those beneficiaries who made no choice were assigned to either L.A. Care Health Plan or Foundation Health. Beneficiaries assigned to L.A. Care Health Plan in turn were allocated among its subcontracting health plans including our California HMO during this phase-in period. As of December 31, 2000 the Los Angeles County Medicaid program comprised approximately 78,000 members of the California HMO's total enrollment.

     Our California HMO has served Medicaid beneficiaries in Sacramento County under contract to the State of California since January of 1999 and is under contract to continue providing such services through December 31, 2002. The California HMO had arrangements with Molina Medical Centers ("MMC") and other providers for the provision of health care services in Sacramento County. In November of 2000 we terminated our agreement with MMC, resulting in the loss of approximately 12,000 members. As of December 31, 2000 the Sacramento Contract comprised approximately 7,000 members of the California HMO's total membership.

     Medicare. Through December 31, 2000 we have entered into federally sponsored one year Medicare+Choice contracts to provide prepaid healthcare services to Medicare beneficiaries in California and Indiana. The programs, known as MAX65 plus, provide Medicare recipients basic benefits defined by HCFA and preventive services not available under traditional fee for service Medicare for little or no out-of-pocket expense. MAX65 plus pays all coinsurance and deductible amounts the recipient would have paid under standard Medicare coverage. The MAX65 plus programs comprised approximately 3.5% of our total enrollment as of December 31, 2000. (See "Item 1. Business -- Government Regulation").

     Effective January 1, 2001, we have terminated our Medicare+Choice contracts with the Federal government for all of Indiana and San Bernardino and Riverside counties in California due to inadequate reimbursement. In 2001 we will continue to serve Medicare+Choice members in California's Orange and Los Angeles Counties.

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

     Our members generally receive the following range of health care services:

          Primary Care Physician Services -- medical care provided by primary care physicians (typically family practitioners, general internists and pediatricians). Such care generally includes periodic physical examinations, well-baby care and other preventive health services, as well as the treatment of illnesses not requiring referral to a specialist.

          Specialist Physician Services -- medical care provided by specialist physicians on referral from the responsible primary care physicians. The most commonly used specialist physicians include obstetrician-gynecologists, cardiologists, surgeons and radiologists.

          Hospital Services -- inpatient and outpatient hospital care including room and board, diagnostic tests, and medical and surgical procedures.

          Diagnostic Laboratory Services -- inpatient and outpatient laboratory tests.

          Diagnostic and Therapeutic Radiology Services -- X-ray and nuclear medicine services, including CT scans, MRI and therapeutic radiological procedures.

          Prescription Drug Services -- outpatient prescription drugs for commercial, Medicaid and Medicare HMO members and certain over-the-counter drugs for Medicaid members.

          Other Services -- other related health care services such as ambulance, durable medical supplies and equipment, family planning and infertility services and health education (including prenatal nutritional counseling, weight-loss and stop-smoking programs).

     Additional optional services available to our HMO members may include inpatient psychiatric care, hearing aids, dental care, vision care, infertility services and chiropractic care.

DELIVERY OF HEALTH CARE SERVICES

     Our HMOs arrange for the delivery of health care services to their members by contracting with physicians, either directly or through Independent Practice Associations ("IPAs") and medical groups, hospitals and other health care providers or contracting entity. Our HMOs have traditionally paid to the IPA, medical group, hospital or other contracting entity a fixed monthly capitation fee for each member assigned to the contracting entity. The amount of the monthly capitation fee does not vary with the nature or extent of services utilized. The physicians employed by or contracting with the IPA, medical group or other contracting entity provide professional services to members, including providing or arranging for laboratory services and X-rays.

     Members select a primary care physician to serve as their personal physician from a listing of contracting physicians or groups. This physician will oversee their medical care and refer them to a specialist when medically necessary. In order to attract new members and retain existing members, we must retain a network of quality physicians and groups and continue to develop agreements with new physician groups.

     Our HMOs contract for hospital services directly with various hospitals under a variety of arrangements, including fee-for-service, discounted fee-for-service, per diem and capitation. Our HMOs also contract through capitation arrangements with IPAs, medical groups or other contracting entities for the provision of hospital services in addition to capitated physician services. Except in emergency situations, a member's hospitalization must be approved in advance by the utilization review committee of the member's physician group and/or our HMOs and must take place in hospitals contracted with our HMOs. When our members encounter emergency situations requiring medical care by physicians or hospitals that are not contracted with our HMOs or are out of area, we generally assume financial responsibility for the cost of medically necessary care.

     Our HMOs arrange for the delivery of health care services to their members primarily through a capitated network. As of January 2001 and January 2000 approximately 60% and 80%, respectively, of the members of our continuing HMOs receive their health care services through a capitated provider arrangement for both physician and hospital services. We perform various assessment and oversight activities with respect to health care providers contracted under capitation arrangements. These activities include assessments regarding member access to health care services, quality of service and care provided to the members, administrative and financial management expertise of the providers, and provider stability and solvency.

     The Indiana HMO had a multi-year capitated contract arrangement with Indiana ProHealth Network, Inc. for the provision of physician and hospital services to approximately 21,000 commercial members and 2,400 Medicare members which in the aggregate represented 5.6% of our total membership as of December 31, 2000 and 14.2% of the Indiana total membership as of December 31, 2000. Our contract with Indiana ProHealth Network, Inc. was terminated effective December 31, 2000 (although some members continued to receive services through January of 2001 in accordance with the roll out provisions of the contract). Although we have moved aggressively to strengthen our Indiana provider network, the loss of the ProHealth contract contributed substantially to the decline in commercial enrollment at our Indiana HMO from 102,400 members at December 31, 2000 to approximately 85,700 members at March 1, 2001.

QUALITY ASSURANCE

     As required by federal and state law, we evaluate the quality and appropriateness of the medical care delivered to our members by our independently contracted providers. When considering whether to contract with a provider, we evaluate the quality of the physician or group's medical facilities, professional qualifications and the capacity to accommodate our membership demands. Among the means we use to gauge the quality and appropriateness of care are: the performance of periodic medical care evaluation studies, the analysis of monthly utilization of certain services, the performance of periodic member satisfaction studies and the review and response to member and physician grievances.

     We compile a variety of statistical information concerning the utilization of various services, including emergency room care, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-utilization is closely evaluated in an effort to monitor the quality of care provided to our members by participating physicians and physician groups.

     Our HMOs have member services departments which deal directly with members concerning their health care questions, comments, concerns and/or grievances. We conduct annual surveys among members concerning their level of satisfaction with the services they receive. We review any problems that are raised by members concerning the delivery of medical care and receive periodic reports summarizing member grievances.

     The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs an evaluation of an HMO's operations with respect to standards established for quality assurance, preventive health services, utilization management, reporting, members' rights, as well as other factors. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. After an NCQA review is completed, NCQA will issue one of four designations. These are (i) accreditation for three years; (ii) accreditation for one year;
(iii) provisional accreditation for twelve to eighteen months to correct certain matters with a follow-up review to determine qualification for accreditation; and (iv) not accredited. In June 2000, our Indiana HMO was awarded a three year accreditation. In August 2000 the California HMO received a one year accreditation.

PREMIUM STRUCTURE AND COST CONTROL

     We generally set our membership fees, or premiums, for employees and their dependents pursuant to a community rating system, thereby charging the same premium per class of subscriber within a geographic area for like services; however, groups which meet certain enrollment requirements are charged premiums which may take into account prior cost experience and/or adjustments to community rating (see "Item 1. Business -- Government Regulation").

     We manage health care costs primarily through contractual arrangements with health care providers who share the risk of certain health care costs. We arrange for health care services primarily through capitation arrangements. Under capitation contracts, the HMO pays the IPA, medical group or hospital a fixed amount per member per month to cover the payment of all or most medical services regardless of utilization, thereby transferring the risk of certain health care costs to the provider organization. As of January 1, 2001 and 2000 approximately 60% and 80%, respectively, of the members of our HMOs received their health care services through a capitated provider arrangement for both physician and hospital services. For the year ended December 31, 2000 and 1999 physician and hospital capitation for our HMOs represented approximately 73% and 76%, respectively, of the total corresponding health care costs. Since 1999 we have assumed increased risk for hospital services that were previously provided through capitated arrangements.

     The focus for cost-efficient use of medical and hospital services in our HMOs is the primary care physician or group who provide services and manage utilization of services by directing or approving hospitalization and referrals to specialists and other providers. In order to manage costs in situations where we assume the financial responsibility for specialist referrals and hospital utilization, we may provide additional incentives to health care providers for the medically appropriate, yet efficient utilization of these services.

     In addition to directing our health care providers toward capitation arrangements, we have a variety of programs and procedures in place to encourage appropriate utilization. These programs and procedures are intended to address the utilization of inpatient services, outpatient services and referral services which: (i) verify the medical necessity of inpatient nonemergency treatment or surgery; (ii) establish whether services are appropriately performed in an inpatient setting or could be done on an outpatient basis; and (iii) determine the appropriate length of stay for inpatient services, which may involve concurrent review, discharge planning and/or retrospective review. In addition, we monitor the administration, costs and utilization of our pharmacy plan, incorporating such features as drug formularies. Our outpatient prescription drug formulary is developed, monitored and updated by our National Pharmacy and Therapeutics Committee. This Committee is comprised of our Medical Directors for the health plans, the Vice President of Pharmacy Services, the Chief Medical Officer and other representatives. The formulary is designed to serve as a guideline in promoting cost-effective, quality drug therapy for our members.

MARKETING

     We market our commercial product to employers or other groups through direct selling efforts and through contacts with insurance brokers and consultants. Commercial members typically join our HMOs through an employer, who pays all or most of the monthly premium. In many instances, employers offer employees a choice of indemnity health insurance coverage or coverage with PPOs and HMOs such as those we operate. Our PPO and HMO agreements with employers are generally for a term of 12 months, and automatically renew unless a termination notice is given. Once our relationship with the employer is established, marketing efforts are then focused on the employees of these employers. During an annual "open enrollment period", employees may select their desired health care coverage. The primary annual open enrollment period occurs in the month of January. As of January 31, 2001, approximately 90% and 44%, respectively, of our Indiana and California commercial members had selected their desired health care coverage for the ensuing annual period. Our commercial membership is widely diverse, with no commercial employer group comprising 10% or more of the Company's total commercial enrollment. The State of Indiana employer group, however, comprised approximately 24.5% of Indiana's commercial members as of December 31, 2000 and approximately 9.7% of our total commercial enrollment at that date. Our seven largest employer groups accounted for approximately 31.5% of our commercial members as of December 31, 2000. Our HMOs were offered by approximately 747 commercial employer groups as of December 31, 2000.

     We believe that attracting employers is only the first step toward increasing enrollment at each of our HMOs. Ultimately, our ability to retain and increase membership will depend upon how users of our health care system assess its benefit package, rates, quality of service, financial condition and responsiveness to user demands.

     We market our Medicare programs to employer groups with retiree groups and to eligible individuals through direct solicitation and cooperative advertising with participating medical groups. We market our Medicaid programs pursuant to guidelines established by the various states. Medicaid and Medicare beneficiaries may disenroll at any time for any reason. The disenrollment may be effective as early as the first of the month following the date the notification is received.

MANAGEMENT INFORMATION SYSTEMS

     We are undertaking various infrastructure initiatives which include the implementation of significant information systems enhancements. In September 2000 we entered into a definitive agreement with The TriZetto Group, Inc. to implement and provide enhanced information systems and support services for us. Under the terms of the agreement, TriZetto will provide us with network connectivity, application services provider (ASP) and other internet based services designed to provide us with better communication and service to our members and medical providers, as well as faster and more complete reporting and tracking of billing, claims and membership information.

COMPETITION

     Both the health care industry as a whole and the managed care industry in particular are increasingly competitive in all markets. HMOs operating in this highly competitive industry are subject to significant market-place changes from business consolidations, new and emerging strategic alliances, consumer initiatives and legislative reform. We compete in regional markets for employers and members with other HMOs, indemnity health insurers and PPOs as well as employers who elect to self-insure. In addition, we compete with other HMOs and PPOs for quality health care providers including physician groups, specialists and hospitals. Many of these competitors are significantly larger and/or have greater financial resources than we. The level of competition varies from area to area depending on the variety and relative market share of indemnity insurance, HMO, POS and PPO health care services offered. We also face competition from hospitals and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which we operate, is served by a significant number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members and market share in our markets has resulted in an increase in price competition and a corresponding increase in the difficulty of maintaining margins and market share.

     We believe that the principal competitive factors in the managed health care industry are health care costs to members and employers, the quality and accessibility of contracted providers, the variety of health care coverage options offered and the quality of service to employers, members and providers. Competition may result in pressure to reduce premium rates or limit the growth potential of HMOs in a particular market. Employers, for example, are increasingly cost sensitive in selecting health care coverage for their employees, resulting in market pressures for on us to keep our rates competitive. In addition to the above, we have recently faced increased competition from health care providers offering not only HMO services but PPO, POS and other health care services as well. In an effort to remain competitive, we offer a variety of health care services, including PPO and POS and are actively exploring offering more cost effective benefit plans and other services; however, due to competitive pressures it has become increasingly difficult to maintain profitable margins among certain blocks of business and/or geographic areas. In 1999, our lack of market share and inability to improve margins necessitated our withdrawal from the commercial line of business in Sacramento.

Effective January 1, 2001 we terminated our Medicare product in Indiana and in California's San Bernardino and Riverside Counties due to inadequate reimbursement.

     Competition may also be affected by mergers and acquisitions in the managed care and general health care industries as companies and health care providers seek to expand their operating territories, gain economies of scale and increase market share. Many of our markets, and the California market, in particular, have recently experienced a number of mergers and acquisitions among health care providers and/or managed care organizations. A significant number of our principal competitors have substantially larger membership and/or greater financial resources than do we.

GOVERNMENT REGULATION

     The federal government and each of the states in which we conduct our business have adopted laws and regulations that govern our business activities to varying degrees. The most important laws affecting the Company are the Federal Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the regulations thereunder promulgated by the Secretary of Health and Human Services, and the various state regulations mandating compliance with certain net worth and other financial tests. Both of our HMOs are federally qualified under the HMO Act. Under federal regulations, services to members must be provided substantially on a fixed prepaid monthly basis, without regard to the actual level of utilization of services. Premiums established by HMOs may vary from employer to employer through composite rate factors and special treatment of certain broad classes of members, including geographical location ("community rating"). Prospective experience rating of accounts (i.e., setting premiums for a group account based on that group's past use of health care services) is also permitted under federal regulations in certain circumstances. Pre-existing condition exclusions are prohibited under the HMO Act. From time to time, modifications to the HMO Act have been considered by Congress. We are unable to predict what, if any, modifications to the HMO Act will be passed into law or what effect, if any, such legislation would have upon our operations, profitability or business prospects.

     Among other areas regulated by federal and state law, although not necessarily by each state, are the scope of benefits available to members, the manner in which premiums are structured, procedures for the review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers, procedures for resolving grievances, licensure, expansion of service area, financial condition, grounds for termination or non-renewal, prompt payment requirements and patient rights. The HMOs are subject to periodic review and or audit by the federal and state licensing authorities regulating them.

     A number of jurisdictions in which our HMOs operate have enacted small group insurance and rating reforms which generally limit the ability of insurers and HMOs to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to year.

     On December 31, 2000 as part of a general reorganization and simplification of our corporate structure, MHP contributed the capital stock of MLH to Maxicare Indiana and contributed the capital stock of Maxicare Indiana to Maxicare California.

     Both of our HMOs are licensed by pertinent state authorities and are subject to extensive state regulations which require periodic financial reports and compliance with minimum equity, capital, deposit and/or reserve requirements. These and other requirements limit the ability of our HMO subsidiaries to transfer funds to MHP. We have implemented administrative services agreements which provide for MHP to furnish various management, financial, legal, computer and/or telecommunication services to our HMOs pursuant to the terms of the agreement with each HMO.

     Our California HMO has been subject to state regulation principally by the California Department of Corporations under the Knox-Keene Act. In 1999, California enacted a law transferring jurisdiction of the Knox-Keene Act to a new agency, the Department of Managed Care on July 1, 2000.

     MLH and our Indiana HMO are subject to regulation under state insurance licensure company laws. Such insurance licensure company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business activities. Certain state insurance licensure company laws and regulations require prior regulatory approval of, or in certain circumstances, prior notice of, certain transactions between the regulated companies and their affiliates.

     Through December 31, 2000 both of our HMOs have Medicare+Choice contracts which are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare+Choice contracts to determine compliance with contract terms, regulations and laws governing the use of federal funds and to monitor the quality of care being rendered to the HMO's enrollees. HCFA also has the right to terminate our Medicare contracts if we fail to meet established compliance standards or if Medicare+Choice membership drops below specified minimum enrollment levels. Our HMOs, which have Medicaid contracts, are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other requirements of the Medicaid program.

     Both of our HMOs have commercial contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation including complex rules relating to the premium rates charged. The FEHBP, like HCFA under the Medicare+Choice program, has the authority to retroactively audit the premium rates and seek adjustments thereto in accordance with specified guidelines.

     In 1997 the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") was enacted. HIPPA, and the state equivalent laws, among other things, require the guaranteed issuance and renewability of health coverage for certain individuals and small groups, guaranteed renewability for large and small groups and certain individuals, limits pre-existing condition exclusions, limits the grounds for terminating coverage, provides for a demonstration project for medical savings accounts and imposes significant new regulations and penalties designed to prevent health care fraud and abuse.

     In 1997 the Balanced Budget Act (the "Budget Act") established the Medicare+Choice program. The federal reimbursement methodology for determining premiums paid by HCFA was revised to adopt a risk adjusted payment methodology based upon a blend of national and local health care cost factors. HCFA began implementing payment under the risk adjusted payment methodology on January 1, 2000 and payment under this methodology will be phased in over a five year period. The legislation included a provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation further provided for expedited licensure of provider-sponsored Medicare plans, a repeal in 1999 of the rule requiring health plans to have one commercial member for each Medicare or Medicaid member, and added program requirements related to provider contracting, quality assurance, utilization management, grievances and appeals. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act (BIPA) increased both the minimum percentage increase for 2001 from 2% to 3% and the minimum premium or "floor" amount. The floor amount was increased from $402 in 2000 to $475 in 2001, with a separate floor of $525 for some urban areas. The changes in payment rates are effective March 1, 2001. These laws could have the effect of increasing competition in the Medicare market and increasing our cost of administering our Medicare plans.

     Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretations of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. We are unable to predict what regulatory changes may occur or what may be the impact on us of any particular change. In addition, the issue of health care reform on both a state and federal level continues to undergo discussion and examination within both the public and private sectors. Although the concept of managed care appears to be an integral part of many proposals, we cannot determine the effect, if any, these proposals or other reforms, if enacted, may have on our business or operations. We believe that we would benefit from legislative proposals encouraging the use of managed health care; however, there can be no assurance that the enactment of any such regulatory or legislative change would not materially and adversely affect our financial position, results of operations or cash flows. Although we intend to maintain our HMOs' federal qualifications, state licenses, Medicare (in California) and Medicaid contracts, there can be no assurance that we can do so. We believe that we are currently in compliance in all material respects with the various federal and state regulations and contractual requirements applicable to its continuing operations.

EMPLOYEES

     As of December 31, 2000 we employed approximately 550 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining arrangement. We believe our employee relations are good.

OUR EXECUTIVE OFFICERS

     Our executive officers at March 30, 2001 were as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Paul R. Dupee, Jr. ..................  57    Chairman of the Board of Directors, Chief Executive
                                             Officer
Susan Blais..........................  49    Interim Vice President, General Manager -- Maxicare
                                             California, Director
Alan D. Bloom........................  55    Senior Vice President, Secretary and General Counsel
Patricia A. Fitzpatrick..............  49    Treasurer
Joseph W. White......................  42    Controller and Interim Chief Financial Officer

     Paul R. Dupee, Jr. was appointed Chairman of the Board of Directors in June 1999 and Chief Executive Officer of the Company in August 1999. For more than five years prior hereto, Mr. Dupee has been a private investor. From 1996 through 2000, he served as a Director of the Lynton Group, Inc. serving as Chairman from 1998 to 2000. From 1986 through 1996, Mr. Dupee was Director and Vice Chairman of the Boston Celtics Limited Partnership, which owns the National Basketball Association team, the Boston Celtics. Mr. Dupee has been a director of the Company since May 1998.

     Susan M. Blais was appointed Executive Vice President of the Company and Interim Vice President, General Manager of Maxicare California in April 2000. Ms. Blais had served as Senior Vice President Strategic Planning of the Company since January 2000. Prior to joining the Company, Ms. Blais was employed by Wellpoint Health Networks Inc. as General Manager, Key Accounts from February 1998 to January 1999 and General Manager, Senior Services from December 1996 to February 1998. Prior to December 1996, Ms. Blais was employed by FHP health Care as Director, California Commercial Sales and Marketing from March 1995 to December 1996 and Director, Key and National Accounts from July 1994 to March 1995.

     Alan D. Bloom has been Senior Vice President, Secretary and General Counsel to the Company since July 1987. Mr. Bloom joined the Company as General Counsel in 1981.

     Patricia A. Fitzpatrick has served as Treasurer of the Company since July 1998. Previously, Ms. Fitzpatrick served as Assistant Treasurer of the Company from July 1988 to July 1998.

     Joseph W. White has served as Controller and Interim Chief Financial Officer of the Company since February 2001. Mr. White has served in various financial positions with the Company since March 1987. Mr. White is a certified public accountant.

ITEM 2. PROPERTIES

     We lease approximately 199,000 square feet at 10 locations in California and Indiana with an aggregate current monthly rental expense of approximately $186,000. These leases have remaining terms of up to 4 years. Our leased properties include administrative locations for our HMOs and corporate facilities. Our executive offices are located in an 83,000 square foot facility at 1149 South Broadway, Los Angeles, California pursuant to a lease expiring in May 2002. Under the terms of this lease, we pay a monthly base rental of approximately $81,000, plus a percentage of operating costs and annual increases.

ITEM 3. LEGAL PROCEEDINGS

a. ALPHA HEALTH SYSTEMS, INC AND CALIFORNIA FAMILY CARE SERVICES, INC

  1. Arbitration Proceedings

     On or about November 20, 1998 California Family Care Services, Inc. ("Cal") and Alpha Health Systems, Inc. ("Alpha") each filed a separate Demand for Arbitration (collectively, the "First Demands") with the American Arbitration Association ("AAA") in Los Angeles, California, seeking arbitration of a contractual dispute with Maxicare, a California corporation (the "California Plan"), the Company's California subsidiary. At the time the First Demands were filed with the AAA, Cal and Alpha were participating providers in the California Plan's Los Angeles County Medi-Cal program pursuant to their Medi-Cal provider contracts with the California Plan (the "Provider Agreements"). In the First Demands Cal and Alpha contended that the California Plan: (a) overcharged them for stop loss coverage and administrative fees; (b) miscalculated capitation payments paid to them for the month of May 1997; (c) failed to submit adequate documentation for pharmacy charges; and (d) caused them to lose revenue because of administrative delays in credentialing physicians and performing physician site evaluations and because the California Plan failed to offer them as health care providers to the California Plan's commercial members (the "Allegations"). Cal and Alpha also requested in the First Demands that the arbitrators determine whether, by reason of the Allegations, the California Plan breached the covenant of good faith and fair dealing or statutes and regulations to which the California Plan is subject. In the First Demands compensatory damages were claimed in the approximate amounts of $4.2 million and $3.9 million, for Cal and Alpha respectively, and pre-and post- arbitration award interest and attorneys' fees were also sought. In January 1998 the California Plan filed a motion to dismiss each of the arbitration proceedings on the grounds that the First Demands were untimely under the arbitration provisions contained in Cal and Alpha's respective provider contracts with the California Plan.

     In August 1999 the California Plan terminated its separate Provider Agreements with Cal and Alpha as a result of their material breaches of the agreements. In December 1999, Cal and Alpha each served a pre-arbitration notice of dispute (the "Dispute Notices") and demands for indemnification (the "Indemnification Demands") on the California Plan. In the Dispute Notices Cal and Alpha notified the California Plan of disputes involving, among other things, (i) overcharges in administrative fees; (ii) the failure to pay capitation increases; (iii) the cancellation of the Provider Agreements; (iv) a loss of revenue due to a refusal to grow their lives base in conformity to other networks; (v) the termination of the Provider Agreements in bad faith and without cause, resulting in costs of rebuilding the network to pre-termination size; and (vi) indemnification for damages for which Cal and Alpha may be liable, alleged to be the result of the California Plan's purported breaches and wrongful cancellation of the Provider Agreements. In the Dispute Notices Cal and Alpha claim unpaid capitation, lost revenue and other damages in the respective amounts of $80 million and $76 million. In the Indemnification Demands Cal and Alpha seek indemnification for the same items identified in the Dispute Notices. In January 2000 the California Plan responded to the Dispute Notices and the Indemnification Demands and denied all of the allegations set forth therein. The California Plan also denied that it is obligated, liable or indebted to Cal or Alpha in any amount on account of the issues, matters, or claims purported to be set forth in the Dispute Notices.

     By ruling dated January 24, 2000 the arbitrator in the Cal arbitration granted the California Plan's motion to dismiss, with prejudice, the arbitration initiated by the filing of the Cal First Demand (the "Dismissal Ruling"). The arbitrator then granted the California Plan's motion for attorneys' fees in the amount of $58,500, and the California Plan obtained a judgment confirming that award. Proceedings to collect on this judgment are ongoing.

     More recently, Cal has attempted effectively to revive the claims that were part of this dismissed arbitration. Specifically, prior to filing its First Demand, Cal had filed an arbitration demand (the Prior Demand) that improperly named the Company (rather than the California Plan). The file on the Prior Demand was ultimately closed by the AAA in response to (a) the Company's notification that it is not a party to any agreement with Cal, and (b) Cal's filing of its First Demand, naming the California Plan as respondent, ostensibly to take the place of its original improper demand. Subsequent to the dismissal of its First Demand,

Cal filed a motion in court to "consolidate" the Prior Demand with another arbitration demand (discussed in greater detail below) that Cal filed on or about March 2000 based on the Cal Dispute Notice. The California Plan opposed that motion on the ground that the Prior Demand was a nullity, had been closed by the AAA and was no longer pending, and thus could not be "consolidated" with anything. The motion to "consolidate" was denied without prejudice.

     On or about March 17, 2000, the California Plan received a demand for arbitration dated March 12, 2000, asserting a claim based on the Cal Dispute Notice. The California Plan has asserted a counterclaim against Cal seeking damages in excess of $1.2 million. Cal in turn has filed a "counterclaim" against the California Plan, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, intentional interference with prospective economic advantage, and violations of California Business and Professions Code Section 17200. Cal's counterclaim did not specify the amount of damages Cal is seeking. No arbitrator has yet been appointed with respect to this matter, and no discovery has yet occurred. Most recently, Cal's counsel has been relieved as counsel, and no substitute counsel has yet appeared.

     By ruling dated January 31, 2000 the arbitrator in the Alpha arbitration denied the California Plan's motion to dismiss the arbitration initiated by the filing of the Alpha First Demand. Following the arbitrator's ruling the California Plan filed its answer and counterclaims in the Alpha arbitration seeking in excess of $500,000. Alpha objected to the answer and counterclaims, contending that it was untimely and that the Plan had not complied with the requirements of the Provider Agreement with Alpha. By order dated June 19, 2000 the arbitrator denied Alpha's objection to the Plan's answer and counterclaims, and granted Alpha's request to amend the claims pending in the arbitration to assert claims based on the Alpha Dispute Notice. Alpha has not filed an amended claim with the AAA or paid the additional fee required for such a claim; thus, the damages sought in the Alpha arbitration remain at $3.9 million.

     The terms of the Provider Agreement with Alpha require that any arbitration based on the Alpha Dispute Notice be commenced within one year of such notice, which was served in December of 1999. In the event that Alpha now attempts to file an amended claim, the California Plan will oppose any such effort as untimely.

     Meanwhile, discovery with respect to the Alpha arbitration is proceeding, with all motions to compel with respect to written discovery due to be filed, under the current schedule, by June 19, 2001. After a ruling with respect to any such motions, it is anticipated that deposition discovery will then proceed.

  2. State Court Proceedings

     There are certain pending state court proceedings that relate to the arbitrations discussed above. On December 3, 1998 Cal and Alpha filed a complaint in the Superior Court for Los Angeles County ("Superior Court") that named the California Plan as a defendant and asserted breach of contract, breach of the covenant of good faith and fair dealing, fraud, intentional interference with prospective economic advantage and negligence. No damages were specified in the complaint. (Case No. B.C. 201751). On January 25, 1999 the Superior Court granted the California Plan's motion to compel arbitration of the claims asserted in the complaint and ordered arbitration of such claims. The California Plan believes that at least certain of the breach of contract claims asserted in the complaint overlap with the claims asserted in the First Demands. To the extent the breach of contract claims are encompassed in the dismissed Cal First Demand, such claims are barred by the Dismissal Ruling.

     On August 5, 1999 Cal and Alpha filed a complaint with the Superior Court that named Mr. Warren Foon (a former officer of the California Plan) and Mr. Walter Gray (an officer of the California Plan) as defendants and asserted claims for conversion and interference with contract. On March 13, 2000 the Superior Court granted the California Plan's motion to stay the action and to compel arbitration of the claims asserted in the complaint on the ground that the claims were claims against the California Plan and directed that such claims be adjudicated through arbitration with the California Plan.

     Subsequently, on or about February 23, 2001, the court in both actions granted the application of Cal's counsel to be relieved as counsel for Cal. To date, no new counsel has appeared on Cal's behalf.

     The Company believes that all of the claims asserted by Cal and Alpha in the arbitration proceedings and the State Court proceedings are without merit, intends to vigorously contest the claims in the arbitration proceedings and believes it will prevail in the arbitrations. Notwithstanding the foregoing, if there is an adverse determination in any material aspect of the arbitrations, such determinations could have a material adverse effect on the Company.

b. OTHER LITIGATION

     The Company is a defendant in a number of other lawsuits arising in the ordinary course from its operations, including cases in which the plaintiffs assert claims against the Company or third parties assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage, seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount which may be material and/or seeking other forms of equitable relief. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on the Company's business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     Our Common Stock trades on The Nasdaq National Market System ("Nasdaq") under the trading symbol MAXI.

     The following table sets forth the high and low sale prices per share on Nasdaq. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

     On March 27, 2001 we effected a one-for-five reverse split of our common stock. All share and per share information in this Annual Report on Form 10-K retroactively reflect the reverse split as if it had been in effect from the beginning of the periods covered.

COMMON STOCK

                                                                SALE PRICE
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
1999
First Quarter..............................................  $35.00    $19.05
Second Quarter.............................................  $29.40    $18.75
Third Quarter..............................................  $30.00    $21.25
Fourth Quarter.............................................  $24.40    $11.55

2000
First Quarter..............................................  $18.75    $ 8.75
Second Quarter.............................................  $10.65    $ 3.75
Third Quarter..............................................  $15.00    $ 5.00
Fourth Quarter.............................................  $ 6.70    $ 2.50

     (b) Holders

     There were 16,701 holders of record of our Common Stock as of December 31, 2000.

     (c) Dividends

     We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

     (d) Sales of Unregistered Equity Security

     During 2000 we had no sales of unregistered equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ----------   ----------   ----------   ----------   ----------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND MEMBERSHIP DATA)
Revenues
  Premiums...................................   $725,304     $704,996     $727,220     $658,080     $554,970
  Investment income..........................      5,339        3,777        5,403        7,481        6,528
  Other income...............................      1,130        4,865        2,530        5,743        7,795
                                                --------     --------     --------     --------     --------
          Total revenues.....................    731,773      713,638      735,153      671,304      569,293
                                                --------     --------     --------     --------     --------
Expenses
  Health care expenses.......................    688,295      652,274      684,362      630,869      503,006
  Salary, general and administrative
     expenses................................     82,258       63,955       61,068       55,765       48,850
  Depreciation and amortization..............      1,527        1,173          756          751        1,279
  Loss contracts, divestiture costs,
     litigation, management settlement and
     other charges(1)........................      6,410        8,500       16,500        9,000
                                                --------     --------     --------     --------     --------
          Total expenses.....................    778,490      725,902      762,686      696,385      553,135
                                                --------     --------     --------     --------     --------
Income (loss) from operations................    (46,717)     (12,264)     (27,533)     (25,081)      16,158
Income tax benefit (provision)...............    (18,229)                                              3,267
                                                --------     --------     --------     --------     --------
Net income (loss)............................   $(64,946)    $(12,264)    $(27,533)    $(25,081)    $ 19,425
                                                ========     ========     ========     ========     ========
Net income (loss) per common share:
Basic:(2)
  Basic earnings (loss) per common share.....   $ (13.27)    $  (3.42)    $  (7.68)    $  (7.00)    $   5.55
                                                ========     ========     ========     ========     ========
  Weighted average number of common shares
     outstanding.............................      4,894        3,585        3,586        3,579        3,504
Diluted:(2)
  Diluted earnings (loss) per common share...   $ (13.27)    $  (3.42)    $  (7.68)    $  (7.00)    $   5.27
                                                ========     ========     ========     ========     ========
  Weighted average number of common and
     common dilutive potential shares
     outstanding.............................      4,894        3,585        3,586        3,579        3,683

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets................................  $133,371   $133,215   $136,254   $167,422   $174,522
Total indebtedness(3).......................  $126,230   $ 90,059   $ 83,298   $ 86,386   $ 68,276
Shareholders' equity........................  $  7,141   $ 43,156   $ 52,956   $ 81,036   $106,246
MEMBERSHIP DATA:
Number of members...........................   416,000    466,600    512,000    514,000    423,000

                        NOTES TO SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     (1) In 2000 we recorded charges of $4.9 million, for losses associated with certain of our capitated provider arrangements. In 2000 we also recorded charges of $.785 million for employee severance costs and $.725 million in litigation reserves for costs associated with the defense and settlement of various legal actions. A $3.0 million charge for loss contracts related to the Carolinas commercial line of business and a $5.5 million charge for management settlement costs were recorded in 1999. A $10 million charge for loss contracts and divestiture costs and a $6.5 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve were recorded in 1998. A $6.0 million litigation charge was recorded in 1997 as a result of a ruling denying the Company recovery on its receivable of $5.0 million due in connection with the operation of a Medicaid managed care program from 1986 through 1989, and related litigation costs. A $3.0 million management restructuring charge was also recorded in 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to the former chief financial officer's employment agreement. (See "Item 8. Financial Statements and Supplementary Data --
         Note 9 to our Consolidated Financial Statements").

     (2) All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

     (3) Includes long-term liabilities of $5,081, $2,985, $565, $195, and $511, in 2000, 1999, 1998, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our revenue is derived almost exclusively from premiums and fees which we charge our subscriber groups. The premiums are set, usually on an annual basis, and we cannot generally increase premiums in the event that the cost of services is greater then expected. A significant percentage of our fees are for Medicare and Medicaid services, where the amounts we charge are regulated more closely. Our ability to operate profitably is dependent upon both the generation of sufficient business and the accuracy of our estimates of medical costs. Our medical costs may be affected by a number of factors, including:

     - Changes in our relationship with medical service providers from capitated contracts, under which we pay a fixed rate per patient, with the provider bearing the risk that the services rendered will substantially exceed the reimbursement under the capitation agreement, to a discounted rate for service, where we bear this risk.

     - Insolvencies of providers under capitation contracts when medical costs exceed revenue under the capitated agreements, with the result that we are obligated to find alternative medical services for our members at a cost which is greater than the amount we would pay the capitated provider. Insolvencies of our capitated providers could also result in our paying claims which were the financial responsibility of the insolvent providers.

     - Incorrect estimates as to the use of medical services in general and major procedures and hospitalizations in particular.

     - Changes in government regulations which may have the effect of both reducing our revenue stream and increasing our medical costs.

     - Competitive factors which may result in declines in our membership which would reduce our revenue.

     - Withdrawals by our medical providers which may necessitate our engaging additional providers at a greater cost.

     - Decisions by medical providers for Medicare and Medicaid services to contract directly with the state or the prime contractor, with the result that we may lose the member base for which those medical providers performed services.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, we reported a net loss of $64.9 million, or $2.65 per share (basic and diluted), as compared to a net loss of $12.3 million, or $0.68 per share (basic and diluted), in 1999. After giving effect to the one-for-five reverse split, the loss per share was $13.27 per share for 2000 and $3.40 per share for 1999.

     Year 2000 results of operations included an $18.2 million non-cash charged associated with the write off of deferred tax assets; an $8.1 million charge resulting from an increase in the allowance for premiums receivable, accounts receivable and prepaid items; losses of $1.4 million at our Louisiana HMO, which was sold effective August 1, 2000; losses of $1.0 million from our Indiana Medicare operations, which were terminated as of December 31, 2000; and $800,000 for management severance costs. Reserves for provider insolvencies, provider network restructuring costs in Indiana, and litigation amounted to $15.1 million in expense for the year 2000.

     Total premium revenues for 2000 increased 2.9% to $725.3 million, as compared to $705 million in 1999. Commercial premiums increased 3.9% to $428.7 million, compared with $412.5 million last year. The average commercial premium per member per month rose 8.3% as compared to 1999. Medicaid premiums decreased 11.3% to $178.6 million in 2000, due to a decrease in membership that was offset in part by a 7.5% increase in the average Medicaid premium per member per month. Medicare premiums for 2000 increased 29.3% to $118 million.

     Salary, general and administrative expenses ("SG&A") increased 28.6% to $82.3 million for the year 2000, compared with $64.0 million last year. SG&A expenses as a percentage of premium revenues increased to 11.3%, compared with 9.1% for the prior year. Consulting and other expenses associated with the Company's various infrastructure initiatives contributed approximately $7.2 million to general and administrative expense. Employee costs increased $3.4 million, principally as a result of increased staffing in conjunction with the infrastructure initiatives. SG&A costs comprised $4.3 million of the previously mentioned increase to various allowance accounts.

     The medical loss ratio for the year 2000 was 94.9%, compared with 92.5% for 1999. The increased medical loss ratio was partially the result of the previously mentioned network restructuring costs ($12.9 million) and increases to claims liability reserves of $11.3 million. Pharmacy expenses increased by $10.6 million, from $77.4 million in 1999 to $88.0 million in 2000.

     Enrollment was as follows:

                                            COMMERCIAL   MEDICAID   MEDICARE    TOTAL      %
                                            ----------   --------   --------   -------   -----
As of December 31, 2000
California................................   155,000      84,900     11,600    251,500    60.5%
Indiana...................................   102,400      59,300      2,800    164,500    39.5%
                                             -------     -------     ------    -------   -----
          Total Membership................   257,400     144,200     14,400    416,000   100.0%
                                             =======     =======     ======    =======   =====

As of December 31, 1999
California................................   158,800     108,600     10,500    277,900    59.6%
Indiana...................................   107,200      61,700      5,800    174,700    37.4%
Louisiana.................................    13,400          --        600     14,000     3.0%
                                             -------     -------     ------    -------   -----
          Total Membership................   279,400     170,300     16,900    466,600   100.0%
                                             =======     =======     ======    =======   =====

     Investment income for the year ended December 31, 2000 was $5.3 million compared to $3.8 million for the year ended December 31, 1999. The increase in investment income was principally due to higher yields and a higher average balance of invested funds in 2000 when compared to 1999.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     We reported a net loss of $12.3 million for the year ended December 31, 1999 which included a $3.0 million charge for loss contracts related to the Carolinas commercial line of business, a $5.5 million charge for management settlement costs and $4.1 million of other income from a litigation settlement, compared to a net loss of $27.5 million for 1998 which included a $12.5 million charge for loss contracts and divestiture costs related to health plans identified for disposition, a $2.0 million charge for litigation and a $2.0 million charge for provider insolvency/impairment related to certain of the Company's capitated provider arrangements. Net loss per common share was $3.42 for 1999 compared to a net loss per common share of $7.68 for 1998.

     In 1999, we completed its restructuring program to exit unprofitable markets by asset sales or plan closings and concentrate on our continuing health care businesses in California, Indiana and Louisiana (the "continuing operations").

     Premium revenues for the year ended December 31, 1999 decreased by $22.2 million to $705.0 million, a decrease of 3.1% as compared to 1998. This decrease was a result of a $77.1 million decrease in premium revenues related to our discontinued operations which were fully divested as of September 30, 1999 offset in part by a $54.9 million increase in premium revenues related to the Company's continuing operations.

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

     Medicaid premiums for the year ended December 31, 1999 decreased $3.3 million to $201.2 million as compared to $204.5 million for 1998. Our Medicaid premiums for our continuing operations increased by $8.0 million primarily as a result of premium rate increases in California and Indiana. The average Medicaid premium PMPM for the continuing operations increased by 4.3%, primarily due to premium rate increases in California and Indiana.

     Medicare premiums for the year ended December 31, 1999 increased $34.1 million to $91.3 million as compared to 1998 as a result of premium rate increases and membership growth in both the California and Indiana health plans and the start up of Medicare operations in our Louisiana health plan. As of December 31, 1999 the California, Indiana and Louisiana health plans had 10,500, 5,800 and 600 Medicare members, respectively, representing an increase in membership of 6,000 from 1998 primarily as a result of growth in California. The average Medicare premium PMPM increased by 5.7% due to premium rate increases in both California and Indiana and due to greater membership growth in California, which has a higher average Medicare premium PMPM as compared to that of Indiana.

     Investment income for the year ended December 31, 1999 decreased by $1.6 million to $3.8 million as compared to 1998 due to lower cash and investment balances as well as lower investment yields.

     Health care expenses for the year ended December 31, 1999 were $652.3 million as compared to $684.4 million for 1998. This decrease of $32.1 million was primarily due to the decrease in health care expenses associated with the divestitures of our Illinois, Wisconsin and Carolinas health plans offset in part by an increase to health care expenses as a result of growth in the continuing operations and an increase to pharmacy costs. Included in health care expenses for the year ended December 31, 1999 was a $6.0 million charge recorded in the fourth quarter to increase health care claims reserves.

     SG&A expenses for the year ended December 31, 1999 increased $2.9 million to $64.0 million as compared to $61.1 million for 1998. M,G&A expenses for the year ended December 31, 1998 excluded approximately $3.7 million of maintenance and divestiture costs which were applied against the reserve for loss contracts and divestiture costs. Including the $3.7 million of maintenance costs, SG&A expenses were 9.1% and 8.4% of premium revenues for the years ended December 31, 1999 and 1998, respectively.

     For the year ended December 31, 1999, we reported a provision for income taxes of $55,000 and an offsetting income tax benefit of $55,000 due to increasing our deferred tax asset. For the year ended December 31, 1998, we reported a provision for income taxes of $106,000 and an offsetting income tax benefit of $106,000 due to the Company increasing its deferred tax asset. (See "Item 8. Financial Statements and Supplementary Data -- Note 7 to the Company's Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced significant operating losses in 2000 and in the three prior years. The losses have reduced our equity position to $7.1 million as of December 31, 2000. Furthermore, our current ratio is 1:1 as of December 31, 2000. In order to address the operating losses incurred in 2000 and prior years, we have undertaken significant changes to our business and operations including:

          (a) Outsourcing our information systems and upgrading all of our system capabilities.

          (b) Consolidating and simplifying our organizational structure. We contributed our life insurance subsidiary (Maxicare Life & Health) to the Indiana Plan, and the Indiana Plan was contributed to the California Plan. This reorganization simplified our corporate structure and has resulted in a strengthening of our regulatory capital.

          (c) Strengthening our claims processing which we believe will reduce claims payment errors.

          (d) Establishing a claims recovery unit to collect on overpayments and duplicate payments.

          (e) Strengthening our underwriting processes.

          (f) Discontinuing unprofitable lines of business.

          (g) Increasing premiums for our commercial and PPO products.

     Prior to December 31, 2000 all of our operating subsidiaries were direct subsidiaries of MHP. The operating HMOs and MLH paid monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. On December 31, 2000, as part of a general reorganization and simplification of our corporate structure, MHP contributed the capital stock of MLH to our Indiana HMO and contributed the capital stock of our Indiana HMO to our California HMO. Our HMOs are federally qualified and are licensed in the states where they operate. MLH is licensed in 35 states as of December 31, 2000 including the states in which our HMOs operate. Our HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 2000 may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $12.7 million at December 31, 2000, with deposit requirements representing $1.0 million and net worth requirements in excess of deposit requirements representing the remaining $11.7 million. In addition to the $4.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $1.8 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 2000 (collectively, the "Available Cash"). (See "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K -- Schedule I").

     We also sold our Louisiana plan in 2000, and have employed an investment banker to help with other potential asset dispositions. Should those asset dispositions be successful, we believe that it would strengthen our capital position. We are also pursuing a line-of-credit of approximately $10 million to fund interim liquidity needs, if necessary.

     Although there can be no assurance that we will be successful in completing the implementation of our new information systems or that our improved claims processing will result in lower claims expense, we believe that we will be able to meet our liquidity needs throughout 2001 without regard to a possible disposition of assets or securing of a line-of-credit. Further, we believe that our subsidiaries will meet their regulatory capital requirements during 2001.

FORWARD LOOKING INFORMATION

     General -- This Annual Report on Form 10-K contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond the Company's control. These risks and uncertainties include limitations on premium levels, greater than anticipated increases in healthcare expenses, loss of contracts with providers and other contracting entities, insolvency of providers and other contracting entities, benefit mandates, variances in anticipated enrollment as a result of competition or other factors, changes to the laws or funding of Medicare and Medicaid programs, and increased regulatory restrictions on the payment of dividends, minimum capital, reserve and other financial solvency requirements. The effects of the aforementioned risks and uncertainties could have a material adverse impact on the liquidity and capital resources of MHP and the Company. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by the Company with the SEC.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2000, we had approximately $90.2 million in cash and cash equivalents, marketable securities (principally United States Treasury Securities) and restricted investments. Marketable securities of $3.4 million are classified as available-for-sale investments and restricted investments of $6.1 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

     As of December 31, 2000, we did not have any outstanding bank borrowings or debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Maxicare Health Plans, Inc.

     We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the information with respect to the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Los Angeles, California
March 23, 2001, except for
Note 2 -- Reverse Stock Split                           ERNST & YOUNG LLP
which date is March 27, 2001

                          MAXICARE HEALTH PLANS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
CURRENT ASSETS
  Cash and cash equivalents -- Note 2.......................  $  80,693    $  69,117
  Marketable securities -- Note 2...........................      3,400        1,702
  Accounts receivable, net -- Note 2........................     35,428       28,212
  Prepaid expenses..........................................      1,883        4,826
  Other current assets......................................                     202
                                                              ---------    ---------
          Total Current Assets..............................    121,404      104,059
                                                              ---------    ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements....................................      5,488        5,462
  Furniture and equipment...................................     20,243       18,689
                                                              ---------    ---------
                                                                 25,731       24,151
          Less accumulated depreciation and amortization....     20,854       21,899
                                                              ---------    ---------
          Net Property and Equipment........................      4,877        2,252
                                                              ---------    ---------
LONG-TERM ASSETS
  Restricted investments -- Note 2..........................      6,118        8,075
  Long-term receivables.....................................        497
  Deferred tax asset -- Note 7..............................                  18,222
  Intangible assets, net....................................        475          607
                                                              ---------    ---------
          Total Long-Term Assets............................      7,090       26,904
                                                              ---------    ---------
          Total Assets......................................  $ 133,371    $ 133,215
                                                              =========    =========
CURRENT LIABILITIES
  Estimated claims and other health care costs payable......  $  98,998    $  66,571
  Accounts payable..........................................        978          703
  Deferred income...........................................      8,049       11,226
  Accrued salary expense....................................      2,535        1,974
  Other current liabilities.................................     10,589        6,600
                                                              ---------    ---------
          Total Current Liabilities.........................    121,149       87,074
  Long-Term Liabilities.....................................      5,081        2,985
                                                              ---------    ---------
          Total Liabilities.................................    126,230       90,059
                                                              ---------    ---------
Commitments and Contingencies -- Note 3 and 4

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value -- 2000 -- 80,000 shares
     authorized, 9,748 shares issued and outstanding,
     1999 -- 40,000 shares authorized, -- 3,585 shares
     issued and outstanding -- Note 5.......................         98           36
  Additional paid-in capital................................    283,442      254,393
  Notes receivable from shareholders -- Note 6..............     (2,842)      (2,651)
  Accumulated deficit.......................................   (273,558)    (208,612)
  Accumulated other comprehensive income (loss).............          1          (10)
                                                              ---------    ---------
          Total Shareholders' Equity........................      7,141       43,156
                                                              ---------    ---------
          Total Liabilities and Shareholders' Equity........  $ 133,371    $ 133,215
                                                              =========    =========

                See notes to consolidated financial statements.

                          MAXICARE HEALTH PLANS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUES
  Commercial premiums......................................  $428,657    $412,496    $465,562
  Medicaid premiums........................................   178,579     201,218     204,515
  Medicare premiums........................................   118,068      91,282      57,143
                                                             --------    --------    --------
          Total Premiums...................................   725,304     704,996     727,220
  Investment income........................................     5,339       3,777       5,403
  Other income.............................................     1,130       4,865       2,530
                                                             --------    --------    --------
          Total Revenues...................................   731,773     713,638     735,153
                                                             --------    --------    --------
EXPENSES
  Physician services.......................................   275,541     271,045     292,648
  Hospital services........................................   271,806     263,647     268,659
  Outpatient services......................................   118,883     101,934     108,635
  Other health care expense................................    22,065      15,648      14,420
                                                             --------    --------    --------
          Total Health Care Expenses.......................   688,295     652,274     684,362
  Salary, general and administrative expenses..............    82,258      63,955      61,068
  Depreciation and amortization............................     1,527       1,173         756
  Loss contracts, divestiture costs, litigation, management
     settlement and other charges -- Note 9................     6,410       8,500      16,500
                                                             --------    --------    --------
          Total Expenses...................................   778,490     725,902     762,686
                                                             --------    --------    --------
Loss from Operations.......................................   (46,717)    (12,264)    (27,533)
Income Tax Provision.......................................   (18,229)
                                                             --------    --------    --------
Net Loss...................................................  $(64,946)   $(12,264)   $(27,533)
                                                             ========    ========    ========
Net Loss per Common Share -- Note 2:
  Basic:
     Basic Loss Per Common Share...........................  $ (13.27)   $  (3.42)   $  (7.68)
                                                             ========    ========    ========
     Weighted average number of common shares
       outstanding.........................................     4,894       3,585       3,586
                                                             ========    ========    ========
  Diluted:
     Diluted Loss Per Common Share.........................  $ (13.27)   $  (3.42)   $  (7.68)
                                                             ========    ========    ========
     Weighted average number of common and common dilutive
       potential shares outstanding........................     4,894       3,585       3,586
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          MAXICARE HEALTH PLANS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $(64,946)   $(12,264)   $(27,533)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization............................     1,527       1,173         756
  Provision for (benefit from) deferred income taxes.......    18,229         (55)       (106)
  Amortization of restricted stock.........................                                58
  Loss contracts, divestiture costs, litigation, management
     settlement and other charges..........................     1,959       4,948       2,281
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable............    (7,216)      8,375     (10,563)
     Increase (decrease) in estimated claims and other
       health care costs payable...........................    31,337       4,077      (4,840)
     Increase (decrease) in deferred income................    (3,177)      3,810         196
     Changes in other miscellaneous assets and
       liabilities.........................................     6,874      (4,337)        184
                                                             --------    --------    --------
          Net cash provided by (used for) operating
            activities.....................................   (15,413)      5,727     (39,567)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and intangible
     assets................................................    (3,276)       (494)       (745)
  Dispositions of property and equipment...................                   420
  Decrease in restricted investments.......................     1,957       5,674         386
  (Increase) decrease in long-term receivables.............      (497)                    509
  Proceeds from sales and maturities of marketable
     securities............................................     4,620      13,799      48,972
  Purchases of marketable securities.......................    (4,535)     (4,200)    (12,440)
                                                             --------    --------    --------
          Net cash provided by (used for) investing
            activities.....................................    (1,731)     15,199      36,682
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................    29,053
  Payments on capital lease obligations....................      (333)       (316)       (305)
  Stock options exercised..................................                               160
  Repurchase of restricted stock...........................                              (344)
                                                             --------    --------    --------
Net cash provided by (used for) financing activities.......    28,720        (316)       (489)
                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents.......    11,576      20,610      (3,374)
Cash and cash equivalents at beginning of year.............    69,117      48,507      51,881
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 80,693    $ 69,117    $ 48,507
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for --
     Interest..............................................  $    107    $    185    $     68
     Income taxes..........................................              $     63
Supplemental schedule of non-cash investing activities:
     Capital lease obligations incurred for purchase of
       property and equipment and intangible assets........  $    813    $  1,479    $     64
     Forgiveness of note receivable from shareholder.......              $    145
     Allowance for forgiveness of note receivable from
       shareholder.........................................              $  2,542

                See notes to consolidated financial statements.

                          MAXICARE HEALTH PLANS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                          NUMBER OF            ADDITIONAL                               OTHER
                                           COMMON     COMMON    PAID-IN               ACCUMULATED   COMPREHENSIVE
                                           SHARES     STOCK     CAPITAL      OTHER      DEFICIT        INCOME        TOTAL
                                          ---------   ------   ----------   -------   -----------   -------------   --------
Balances at December 31, 1997...........    3,587      $ 36     $254,519    $(4,704)   $(168,815)                   $ 81,036
  Comprehensive income (loss): Net
    loss................................                                                 (27,533)                    (27,533)
    Other comprehensive income, net of
      tax, related to unrealized gains
      on marketable securities..........                                                                $ 34              34
                                                                                                                    --------
    Comprehensive loss..................                                                                             (27,499)
  Stock options exercised...............        4                    160                                                 160
  Restricted stock amortized............                              58                                                  58
  Retirement of restricted stock........       (6)                  (344)                                               (344)
  Notes receivable from shareholders....                                       (455)                                    (455)
                                           ------      ----     --------    -------    ---------        ----        --------
Balances at December 31, 1998...........    3,585        36      254,393     (5,159)    (196,348)         34          52,956
  Comprehensive income (loss): Net
    loss................................                                                 (12,264)                    (12,264)
    Other comprehensive income, net of
      tax, related to unrealized gains
      on marketable securities..........                                                                 (44)            (44)
                                                                                                                    --------
    Comprehensive loss..................                                                                             (12,308)
    Notes receivable from
      shareholders......................                                       (179)                                    (179)
    Forgiveness of note receivable from
      shareholder.......................                                      2,687                                    2,687
                                           ------      ----     --------    -------    ---------        ----        --------
Balances at December 31, 1999...........    3,585        36      254,393     (2,651)    (208,612)        (10)         43,156
  Comprehensive income (loss): Net
    loss................................                                                 (64,946)                    (64,946)
    Other comprehensive income, net of
      tax, related to unrealized gains
      on marketable securities..........                                                                  11              11
                                                                                                                    --------
    Comprehensive loss..................                                                                             (64,935)
    Issuance of common stock............    6,163        62       28,991                                              29,053
    Notes receivable from
      shareholders......................                                       (191)                                    (191)
    Warrants issued in connection with
      professional services contract....                              58                                                  58
                                           ------      ----     --------    -------    ---------        ----        --------
Balances at December 31, 2000...........    9,748      $ 98     $283,442    $(2,842)   $(273,558)       $  1        $  7,141
                                           ======      ====     ========    =======    =========        ====        ========

                See notes to consolidated financial statements.

                          MAXICARE HEALTH PLANS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS DESCRIPTION

     Maxicare Health Plans, Inc., a Delaware Corporation ("MHP" or the "Company") is a holding company that owns various subsidiaries, primarily in the field of managed care. Through its wholly owned subsidiaries, MHP operates Health Maintenance Organizations ("HMOs") in California and Indiana. Both HMOs are federally qualified by the United States Department of Health and Human Services. The Indiana HMO ("Maxicare Indiana") is principally regulated by the Indiana Department of Insurance. The California HMO ("Maxicare California") is principally regulated by the California Department of Managed Health Care. Maxicare Life and Health Insurance Company ("MLH"), a licensed insurance company, operates preferred provider organizations ("PPOs") in California and Indiana in conjunction with the HMO products of Maxicare California and Maxicare Indiana, respectively. Additionally, MLH writes policies for group life and accidental death and dismemberment coverage. PPO enrollment constituted approximately 1% of the consolidated enrollment of MHP and its subsidiaries at December 31, 2000. Revenue from MLH's group life and accidental death and dismemberment policies constituted less than 1% of MHP's consolidated premium revenue for the year ended December 31, 2000. MHP also owns and operates Health Care Assurance company, Ltd., an off-shore reinsurer that provides various insurance coverages to MHP and its subsidiaries.

     Prior to December 31, 2000, MHP was the direct owner of Maxicare California, Maxicare Indiana and MLH. On December 31, 2000 as part of general reorganization and simplification of its corporate structure, MHP contributed the capital stock of MLH to Maxicare Indiana and contributed the capital stock of Maxicare Indiana to Maxicare California. The above mentioned corporate reorganization and simplification will also strengthen the Company's regulatory capital. We filed notice of the reorganization with the California Department of Managed Health Care and the Indiana Department of Insurance. Although we believe the reorganization met with all applicable regulatory requirements, both the California and Indiana authorities have the right to modify or reject the reorganization, and the California department has advised us that it is currently reviewing our filing. If either department modifies or rejects our reorganization, we may not be able to meet the minimum capital requirements without obtaining substantial additional capital, which may not be available to us either on reasonable terms or in a timely manner, if at all. If we do not meet the minimum capital requirements of either state, we may not be able to conduct business in that state.

     Effective July 31, 2000, MHP sold Maxicare Louisiana, Inc., an HMO subsidiary of MHP operating in Louisiana, to Coventry Health Care in a stock purchase agreement. The sale of Maxicare Louisiana, Inc. did not have a material impact on MHP's consolidated enrollment, results of operations or financial position in 2000.

     On March 27, 2001 the Company effected a one-for-five reverse split of its common stock. All share and per share information in these financial statements retroactively reflect the reverse split as if it had been in effect from the beginning of the periods covered.

RECENT OPERATING RESULTS AND LIQUIDITY

     The Company experienced significant operating losses in 2000 and in the three prior years. The losses have reduced the Company's equity position as of December 31, 2000. Further, the Company's current ratio is approximately 1:1 as of December 31, 2000. In order to address the operating losses incurred in 2000 and prior years, management of the Company has undertaken significant changes to its business and operations including: (a) outsourcing its information systems and upgrading system capabilities; (b) enhancing its claims processing which the Company believes will reduce claims payment errors; (c) establishment of a claims recovery unit to collect on overpayments and duplicate payments; (d) strengthening its underwriting processes; (e) discontinuing certain unprofitable lines of businesses; and (f) increasing premiums in its PPO and commercial lines as of January 1, 2001.

                          MAXICARE HEALTH PLANS, INC.

     The Company also sold its Louisiana plan in 2000, and has employed an investment banker to help the Company with potential other asset dispositions. Should those asset dispositions be successful, the Company believes that it would strengthen its capital position. The Company is also pursuing a line-of-credit of approximately $10 million to fund interim liquidity needs, if necessary.

     The Company's 2000 loss was impacted by certain significant charges including (a) the write-off of its deferred tax asset totaling $18.2 million;
(b) increases in reserves for premiums receivable, accounts receivable and prepaid items totaling $8.1 million; (c) severance costs of $800,000; (d) provision for losses for provider insolvencies, network restructuring in the Company's Indiana plan and litigation of $15.1 million; (e) losses of the Company's disposed Louisiana plan totaling $1.4 million; and (f) costs incurred in infrastructure initiatives totaling $7.2 million. All of these items were the result of changes in estimates in the current year or costs incurred in 2000 which are not anticipated to recur or not recur at the same level in future periods, although there can be no assurance that such losses and costs will not recur.

     Although there can be no assurance that the Company will be successful in completing the implementation of its new information systems or that its claims processing will result in lower claims expense, management believes that it will be able to meet its liquidity needs throughout 2001 without regard to a possible disposition of assets or securing of a line-of-credit. Further, management believes that its subsidiaries will meet their regulatory capital needs during 2001.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

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

                          MAXICARE HEALTH PLANS, INC.

     Cash and cash equivalents consist of the following at December 31:

                                                             2000         1999
                                                           ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)
Cash.....................................................   $ 1,299      $13,557
Certificates of deposit..................................       674        2,571
Commercial paper.........................................    36,782       22,134
Money market funds.......................................    26,541       28,712
Repurchase agreements....................................        --          149
U.S. Government obligations..............................    15,397        1,994
                                                            -------      -------
                                                            $80,693      $69,117
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

     The Company's restricted investments consist of securities restricted to specific purposes as required by various governmental regulations. These securities have been designated as held-to-maturity as the Company has the intent and the ability to hold them to maturity. These securities are stated at amortized cost. During 2000, the Company sold available-for-sale marketable securities having a book value of $.3 million, realizing a net loss of approximately $2,500. During 1999, the Company sold available-for-sale marketable securities having a book value of $3.0 million, realizing a net gain of approximately $2,500. During 1998, the Company sold marketable available-for-sale securities having a book value of $15.5 million, realizing a net gain of approximately $43,000.

     The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):

                                                     2000                      1999
                                            ----------------------    ----------------------
                                                         ESTIMATED                 ESTIMATED
                                            AMORTIZED      FAIR       AMORTIZED      FAIR
                                              COST         VALUE        COST         VALUE
                                            ---------    ---------    ---------    ---------
                                                         (AMOUNTS IN THOUSANDS)
Available-for-sale:
  U.S. Government obligations.............   $1,623       $1,625       $1,709       $1,699
  Warrants to purchase shares of common
     stock of The Trizetto Group..........    1,771        1,771
  Other...................................        4            4            3            3
                                             ------       ------       ------       ------
                                             $3,398       $3,400       $1,712       $1,702
                                             ======       ======       ======       ======
Held-to-maturity:
  U.S. Government obligations.............   $5,043       $5,062       $7,000       $6,956
  Other...................................    1,075        1,075        1,075        1,075
                                             ------       ------       ------       ------
                                             $6,118       $6,137       $8,075       $8,031
                                             ======       ======       ======       ======

                          MAXICARE HEALTH PLANS, INC.

     The contractual maturities of investments at December 31, 2000 were as follows:

                                                                       ESTIMATED
                                                          AMORTIZED      FAIR
                                                            COST         VALUE
                                                          ---------    ---------
                                                          (AMOUNTS IN THOUSANDS)
Available-for-sale:
  Due in one year or less...............................   $1,098       $1,098
  Due after one year through five years.................    2,300        2,302
                                                           ------       ------
                                                           $3,398       $3,400
                                                           ======       ======
Held-to-maturity:
  Due in one year or less...............................   $4,848       $4,865
  Due after one year through five years.................    1,270        1,272
                                                           ------       ------
                                                           $6,118       $6,137
                                                           ======       ======

ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31:

                                                             2000         1999
                                                           ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)
Premiums receivable......................................   $35,813      $22,368
Allowances for retroactive billing adjustments and bad
  debts..................................................    (5,922)      (1,892)
                                                            -------      -------
Premiums receivable, net.................................    29,891       20,476
Other....................................................     5,537        7,736
                                                            -------      -------
Accounts receivable, net.................................   $35,428      $28,212
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

INTANGIBLE ASSETS

     Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over three years. Accumulated amortization of intangible assets at December 31, 2000 and 1999 is $2.6 million and $2.3 million, respectively.

REVENUE RECOGNITION

     Premiums are recorded as revenue in the month for which enrollees are entitled to health care services. Premiums collected in advance are deferred. A portion of premiums is subject to possible retroactive adjustment. Provision has been made for estimated retroactive adjustments to the extent the probable outcome of such adjustments can be determined. Other revenues are recognized as services are rendered.

                          MAXICARE HEALTH PLANS, INC.

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

INSURANCE

     Effective August 1, 2000 the Company obtained insurance for medical malpractice claims. Prior to August 1, 2000 the Company was self-insured for such claims. Effective June 1, 2000 the Company obtained reinsurance for medical claims in excess of $500,000 per member with an aggregate limit per member of $1.0 million per year and $2.0 million per lifetime for its commercial membership. Prior to June 1, 2000 the Company was self-insured for such claims. MLH and Health Care Assurance Company Limited, a wholly owned subsidiary of MHP, provide various reinsurance and medical malpractice coverage to the affiliated HMOs of the Company.

PREMIUM DEFICIENCIES

     Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No premium deficiencies existed at December 31, 2000 and 1999.

NET INCOME PER COMMON SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. The

                          MAXICARE HEALTH PLANS, INC.

following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
BASIC LOSS PER SHARE OF COMMON STOCK:
Numerator -- Net loss......................................  $(64,946)   $(12,264)   $(27,533)
                                                             ========    ========    ========
Denominator --
  Weighted average number of common shares outstanding.....     4,894       3,585       3,586
                                                             ========    ========    ========
Basic loss per common share................................  $ (13.27)   $  (3.42)   $  (7.68)
                                                             ========    ========    ========
DILUTED LOSS PER SHARE OF COMMON STOCK:
Numerator -- Net loss......................................  $(64,946)   $(12,264)   $(27,533)
                                                             ========    ========    ========
Denominator --
  Weighted average number of common and common dilutive
     potential shares outstanding..........................     4,894       3,585       3,586
                                                             --------    --------    --------
Diluted loss per common share..............................  $ (13.27)   $  (3.42)   $  (7.68)
                                                             ========    ========    ========

     Stock options are excluded from the calculation of diluted loss per share for 2000, 1999 and 1998 because the inclusion of stock options would have an anti-dilutive effect.

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

RESTRICTIONS ON FUND TRANSFERS

     Through December 31, 2000 the operating HMOs and MLH paid monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. The Company's HMOs and MLH are subject to state regulations which require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent the operating HMOs and MLH must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of net assets (after inter-company eliminations) which, at December 31, 2000, may not be transferred to MHP by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Restricted Net Assets of these operating subsidiaries were $12.7 million at December 31, 2000, with deposit requirements representing $1.0 million and net worth requirements in excess of deposit requirements representing the remaining $11.7 million. In addition to the $4.9 million in cash, cash equivalents and marketable securities held by MHP, approximately $1.8 million in funds held by operating subsidiaries could be considered available for transfer to MHP at December 31, 2000.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. The Company's investments in marketable securities are managed by internal investment managers within the guidelines established by the

                          MAXICARE HEALTH PLANS, INC.

board of directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 2000 management believes that the Company had no significant concentrations of credit risk.

OTHER INCOME

     Other Income includes the recognition of $4.1 million in the first quarter of 1999 related to a settlement reached by the Company in connection with the operation of a Medicaid managed care program from 1986 through 1989.

NOTE 3 -- LITIGATION

     Two former Medi-Cal provider groups of the California HMO have asserted various claims against the California HMO alleging breaches of their former provider contracts including improper termination of the contracts and are seeking substantial monetary damages. Although the Company cannot estimate the range of possible damages, an adverse determination on one or more of the claims could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes that the claims asserted by the former provider groups are without merit, and intends to vigorously contest the claims and believes it will prevail in the actions.

     The Company is involved in other litigations arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $2.5 million, $1.8 million and $2.5 million reported for the years ended December 31, 2000, 1999 and 1998, respectively.

     Assets held under capital leases at December 31, 2000 and 1999 of $1,570,000 and $1,323,000, respectively, (net of $759,000 and $1,229,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2000 were as follows:

                                                         OPERATING    CAPITALIZED
                                                          LEASES        LEASES
                                                         ---------    -----------
                                                          (AMOUNTS IN THOUSANDS)
2001...................................................   $2,168        $  549
2002...................................................    1,267           571
2003...................................................      345           477
2004...................................................      183           202
2005...................................................        5            97
                                                          ------        ------
          Total minimum obligations....................   $3,968         1,896
                                                          ======
Amount representing interest...........................                   (264)
Less current obligations...............................                   (434)
                                                                        ------
Long-term obligations..................................                 $1,198
                                                                        ======

                          MAXICARE HEALTH PLANS, INC.

NOTE 5 -- CAPITAL STOCK

     The Company is authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2000, the Company had 9,748,438 shares of common stock outstanding. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. As of December 31, 2000, the board of directors had created two series of preferred stock -- Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2000, there were no shares of either series of preferred stock outstanding.

     At December 31, 2000, 9.748 million shares of common stock were issued and outstanding; .510 million shares were reserved for stock options (of which .216 million shares had vested); and .101 million shares were reserved for the fulfillment of warrants. The warrants have an exercise price of $7.50 per share; of these warrants, .081 million expire on November 3, 2007 and the remainder expire on September 12, 2005.

RESTRICTIONS ON TRANSFERS OF COMMON STOCK

     On September 14, 2000 the shareholders voted to approve an amendment to the Company's certificate of incorporation that would prohibit transfer of the Company's Stock, unless approved by the Board, to the extent the transfer would
(i) cause the ownership interest of the transferee or any other person to equal 5% or more of the Company's fair market value; or (ii) increase the ownership interest of the transferee or any other person where such transferee's or other person's ownership interest equalled 5% or more of the Company's fair market value before the transfer.

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

     The dividend was paid to the stockholders of record on March 16, 1998, and with respect to Common Stock issued thereafter, until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Stock issued after the Distribution Date. Each Right entitled the holder thereof to purchase 1/500(th) of a share of the Company's Series B Preferred Stock (the "Series B Preferred") for $45.00 (the "Exercise Price"). Each 1/500(th) Series B Preferred (the "Preferred Fraction") share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

     The Rights initially attached to the Company's Common Stock and will not be exercisable until a shareholder or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in the Company's Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the "Distribution Date"), the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of the Company's Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if the Company is acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan. The Rights attached to all common shares held by the Company's shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock that are newly-issued after that date will also carry Rights until the Rights become

                          MAXICARE HEALTH PLANS, INC.

detached from the Common Stock. The rights will expire on February 23, 2008. The Company may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company's Common Stock. Any current holder that has previously advised the Company of owning an amount in excess of 15% of the Company's Common Stock as of the date hereof has been "grandfathered" with respect to their current position, including allowance for certain small incremental additions thereto.

     In order to further protect the Company's tax loss carryforward, from the impact of an ownership change, the Board on June 6, 2000 voted to amend the Rights Plan to provide that the exercisability of the Share Purchase Rights is triggered in the event any party acquires 5% or more of the Company's Common Stock or any party which currently holds 5% or more of the common Stock acquires additional shares, without the approval of the Board.

RIGHTS OFFERING

     On September 15, 2000 the Company initiated a Rights Offering and the subscription period extended through October 6, 2000. Upon the completion of the subscription period, the Company accepted subscriptions (including over-subscriptions) for the purchase of approximately 21.9 million shares of common stock (before giving effect to the subsequent one-for-five reverse stock split) at $1.00 per share. Accordingly, the Company issued the shares to the subscribing shareholders and received gross proceeds of approximately $21.9 million.

PRIVATE PLACEMENT

     On October 17, 2000 the Company entered into agreements for the sale in a private placement of 8.1 million shares of its common stock at $1.00 per share with certain qualified institutional buyers and highly accredited institutional investors. On November 3, 2000 the private placement was consummated and the Company received gross proceeds of $8.1 million for the issuance of 8.1 million shares of its common stock at $1.00 per share. In connection with the private placement MHP issued 405,000 warrants for the purchase of shares of the Company's common stock at $1.50 per share. The combined effect of the Rights Offering and the private placement has resulted in MHP receiving gross proceeds of approximately $30.0 million.

STOCK OPTION PLANS

     In December 1990, the Company approved the 1990 Stock Option Plan (the "1990 Plan"). Under the terms of the 1990 Plan, as amended, the Company may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, the Company may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, the Company approved the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the Company may issue up to an aggregate of 750,000 nonqualified or incentive stock options to directors, officers and other employees. In September 2000, the Company approved the 2000 Stock Option Plan (the "2000 Plan"). Under the terms of the 2000 Plan, the Company may issue up to an aggregate of 4,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan have been at an exercise price equal to or greater than the fair market value of the stock at the date of grant.

     In July 1996, the Company approved the Outside Directors 1996 Formula Stock Option Plan (the "Formula Plan"). Under the terms of the Formula Plan, the Company may issue up to an aggregate of 125,000 nonqualified stock options to directors who are not employees or officers of the Company (the "Outside Directors"). On the date the Formula Plan was adopted, each Outside Director received a grant of

                          MAXICARE HEALTH PLANS, INC.

stock options to purchase 5,000 shares of Common Stock. Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 5,000 shares of Common Stock. Options granted under the Formula Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant. No options have been granted under the Formula Plan subsequent to January 1999.

     In July 1996, the Company approved the Senior Executives 1996 Stock Option Plan (the "Senior Executives Plan"). Under the terms of the Senior Executives Plan, the Company may issue up to an aggregate of 700,000 nonqualified stock options to Mr. Ratican and Mr. Froelich (the "Senior Executives" and individually the "Senior Executive"). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by the Company shall receive a grant of stock options to purchase 70,000 shares of Common Stock. Mr. Froelich's continuing participation in the Senior Executives Plan ceased when his employment with the Company was terminated in December 1997. Mr. Ratican's continuing participation in the Senior Executives Plan ceased when his employment with the Company terminated effective June 30, 1999. Options granted under the Senior Executives Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant. No options have been granted under the Senior Executives Plan subsequent to January 1999.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                    2000                         1999                         1998
                          -------------------------    -------------------------    -------------------------
                                       WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                          OPTIONS       AVERAGE        OPTIONS       AVERAGE        OPTIONS       AVERAGE
                           (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                          -------    --------------    -------    --------------    -------    --------------
Outstanding beginning of
  year..................    520          $54.95          441          $57.30          352          $65.65
  Granted(a)............    300            6.90          142           23.50          152           42.50
  Exercised.............                                                               (4)          40.00
  Forfeited.............   (118)          54.15          (45)          63.15          (43)          78.05
  Expired...............   (192)          37.15          (18)          66.05          (16)          48.95
  Outstanding end of
     year...............    510           14.15          520           47.05          441           57.30
  Exercisable end of
     year...............    216           24.10          357           54.95          298           62.55

- ---------------
(a) The weighted-average fair value of options granted during 2000, 1999, and 1998 was $3.80, $12.00, and $20.30, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
- -------------------------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED-AVERAGE                        NUMBER
                  OUTSTANDING      REMAINING                          EXERCISABLE
    RANGE OF      AT 12/31/00   CONTRACTUAL LIFE   WEIGHTED-AVERAGE   AT 12/31/00   WEIGHTED-AVERAGE
EXERCISE PRICES      (000)       (# OF MONTHS)      EXERCISE PRICE       (000)       EXERCISE PRICE
- ----------------  -----------   ----------------   ----------------   -----------   ----------------
$  5.00 - $ 56.90     460              99              $ 14.55            167           $ 24.20
$ 71.25 - $ 73.75      21              67                73.40             21             73.40
$102.50 - $132.50      28              72               111.55             28            111.55
                      ---                                                 ---
$  5.00 - $132.50     509             106                22.35            216             40.35
                      ===                                                 ===

                          MAXICARE HEALTH PLANS, INC.

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

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: volatility factors of the expected market price of the Company's common stock of .59, .53 and .49; a weighted-average expected life of the options of 5.0 years; risk-free interest rates of 6.1%, 5.5%, and 5.2%, and dividend yield of 0%.

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

     Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from January 1, 1995 through December 31, 2000. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, because, for example, options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):

                                                       2000        1999        1998
                                                     --------    --------    --------
Pro forma net loss.................................  $(64,969)   $(13,996)   $(29,046)
Pro forma loss per common share:
  Basic............................................  $ (13.28)   $  (3.90)   $  (8.10)
  Diluted..........................................  $ (13.28)   $  (3.90)   $  (8.10)

RESTRICTED STOCK

     On February 27, 1995 the Board approved Restricted Stock Grant Agreements awarding 65,000 shares of Restricted Stock each to Peter J. Ratican and Eugene
L. Froelich (individually the "Executive"). Mr. Froelich's Restricted Stock vested upon the termination of his employment with the Company on December 11, 1997. Mr. Ratican's Restricted Stock vested on February 27, 1998 upon the expiration of the three-year vesting period.

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

                          MAXICARE HEALTH PLANS, INC.

NOTE 6 -- NOTES RECEIVABLE FROM SHAREHOLDERS

     On February 18, 1997 the Company entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich the Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the "Executives" and individually the "Executive"), whereby the Company loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (individually the "1997 Ratican Note" and the "1997 Froelich Note", respectively). The 1997 Ratican Note and the 1997 Froelich Note are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points. All principal and accrued interest is due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if Executive shall sell any shares of the Company's Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to the Company to be applied against any outstanding principal and accrued interest balances of such Executive as of such date. In connection with the Ratican Settlement Agreement (see Note 9), as of April 24, 1999, the 1997 Ratican Note and related loan documents were amended extending the term from April 1, 2001 to June 30, 2003 (the Restated 1997 Ratican Note). The Restated 1997 Ratican Note provides that on the maturity date, in lieu of payment of the original principal balance and all accrued interest thereon (the "Maturity Balance"), Ratican may fully satisfy his obligations under the Restated 1997 Ratican Note through the payment to the Company for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr. Ratican resulting from the reduction of the Maturity Balance to zero.

     The principal and accrued interest of notes receivable from shareholders at December 31, 2000 and 1999 have been reflected as a reduction of shareholders' equity.

NOTE 7 -- INCOME TAXES

     The provision (benefit) for income taxes at December 31 consisted of the following:

                                                             2000      1999    1998
                                                            -------    ----    -----
                                                             (AMOUNTS IN THOUSANDS)
Current:
  Federal.................................................
  State...................................................  $     7    $ 55    $ 106
                                                            -------    ----    -----
                                                                  7      55      106
                                                            -------    ----    -----
Deferred:
  Federal.................................................   15,300
  State...................................................    2,922     (55)    (106)
                                                            -------    ----    -----
                                                             18,222     (55)    (106)
                                                            -------    ----    -----
Provision for income taxes................................  $18,229    $ --    $  --
                                                            =======    ====    =====

                          MAXICARE HEALTH PLANS, INC.

     The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

                                                         2000         1999
                                                       ---------    ---------
                                                       (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
  Loss carryforwards.................................  $      --    $      --
                                                       =========    =========
Noncurrent deferred tax assets:
  Loss carryforwards.................................  $(156,358)   $(140,180)
  Depreciation.......................................     (1,264)      (1,264)
  Other..............................................     (5,318)      (5,320)
                                                       ---------    ---------
  Gross deferred tax assets..........................   (162,940)    (146,764)
  Deferred tax assets valuation allowance............    162,940      128,542
                                                       ---------    ---------
  Deferred tax assets................................  $      --    $ (18,222)
                                                       =========    =========

     The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

                                                         2000       1999       1998
                                                       --------    -------    -------
                                                           (AMOUNTS IN THOUSANDS)
Tax benefit at statutory rate........................  $(15,883)   $(4,170)   $(9,362)
State income taxes...................................         7         55        106
Anticipation of future benefit of NOLs...............                  (55)      (106)
Change in deferred tax asset valuation allowance.....    18,222
Limitation on current-year tax benefit due to
  unrealized NOL carryforwards.......................    15,883      4,170      9,362
                                                       --------    -------    -------
Provision for income taxes...........................  $ 18,229    $    --    $    --
                                                       ========    =======    =======

     The Company's net operating loss (NOL) carryforwards increased due to a $46.7 million NOL for tax purposes incurred in 2000. At December 31, 2000, the Company had NOL carryforwards for federal tax purposes expiring as follows (amounts are in millions):

                          YEAR OF
                         EXPIRATION                            NOL
                         ----------                           ------
  2003......................................................  $165.6
  2004......................................................    92.7
  2005......................................................     8.8
  2006......................................................     2.4
  2007......................................................     1.5
  2012......................................................    35.9
  2018......................................................    92.2
  2019......................................................     7.8
  2020......................................................    46.7
                                                              ------
          Total NOL carryforwards                             $453.6
                                                              ======

     On December 5, 1990 (the "Effective Date") the Company emerged from protection under Chapter 11 pursuant to the Company's joint plan of reorganization, as modified (the "Reorganization Plan"). Upon the Effective Date of the Reorganization Plan, the Company experienced a "change of ownership" pursuant to applicable provisions of the Internal Revenue Code (the "IRC"). As a result of the ownership change, the Company's pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. From the Effective Date through December 31, 1995 the Company has

                          MAXICARE HEALTH PLANS, INC.

recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, the Company determined its annual limitation for its pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. The Company also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, the Company believes approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 2000 the Company has utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes. The Company is unable to quantify to what extent, if any, the Company may be able to fully utilize its remaining pre-change NOLs prior to their expiration. Should the Company experience a second "change of ownership", the limitation under
Section 382 of the IRC on NOLs would be recalculated.

     The Company uses the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under this method, deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of the related tax benefit in the future.

     While management is confident that earnings over the next several years will be sufficient to maintain the asset, because of the Company's operating losses in 2000, 1999, 1998 and 1997 and in accordance with SFAS 109, the Company has reserved the full amount of the deferred tax asset at December 31, 2000. Should the Company recognize any future benefits from a reduction of the valuation allowance, this will result in a reduction to the Company's income tax expense.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     The Company adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the "Savings Plan") in January 1985. The Savings Plan is a defined contribution 401(k) profit sharing plan covering employees of the Company who have satisfied the eligibility requirements. The primary eligibility requirement is that an employee must have completed six months of eligible service. The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for the Company to match up to 3% of total compensation, not to exceed the employee's contribution. The Company's contributions were approximately $330,000, $380,000, and $390,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Effective January 1, 1997 the Company adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the "SERP") which covers key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. Compensation expense recognized in connection with the SERP was $282,000 and $284,000 for the years ended December 31, 1999 and 1998. No expense was recognized in 2000. Of the compensation expense recognized in 1999, $500,000 related to the immediate recognition of the discounted present value of vested retirement benefits for the Company's former Chief Executive Officer which was included in the management settlement charge recorded in 1999 (see Note 9).

NOTE 9 -- LOSS CONTRACTS, DIVESTITURE COSTS, LITIGATION, MANAGEMENT SETTLEMENT AND OTHER CHARGES

     In 2000 the Company recorded charges of $4.9 million, for losses associated with certain of the Company's capitated provider arrangements. In the fourth quarter of 2000 the Company also recorded charges

                          MAXICARE HEALTH PLANS, INC.

of $.785 million for employee severance costs and $.725 million in litigation reserves for costs associated with the defense and settlement of various legal actions.

     In 1999, the Company incurred charges of $3.0 million for loss contracts associated with the Company's commercial healthcare operations in North and South Carolina. The Company ceased offering commercial health care coverage in the Carolinas health plans as of March 31, 1999. In addition, the Company recorded in 1999 a $5.5 million management settlement charge related to a settlement with the Company's Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors.

     In 1998 the Company recorded a $10.0 million charge for anticipated continuing losses primarily related to contracts in Illinois and the Carolinas for which the anticipated future health care costs and associated maintenance costs exceed the related premiums, and certain other costs associated with the divestiture of these health plans. Also in 1998 the Company recorded a $6.5 million charge composed of (1) a $2.5 million increase to the reserve for loss contracts and divestiture costs related to the divestiture of the Carolina's commercial line of business extending beyond December 1998 through March 1999 and higher than anticipated costs in the non-continuing health plans, (2) a $2.0 million charge for litigation substantially related to the Company's former Illinois health plan and (3) a $2.0 million charge for provider insolvency/ impairment related to certain of the Company's capitated provider arrangements. For the year ended December 31, 1998, the Company applied against the $12.5 million reserve for loss contracts and divestiture costs approximately $8.3 million of health care costs and $3.7 million of associated maintenance and divestiture costs which exceeded the related premiums.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                              THREE MONTHS ENDED,
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues....................................  $184,919    $187,187      $181,755       $177,912
Income (loss) from operations(1)............        50      (4,680)       (7,784)       (34,303)
Net income (loss)...........................        50      (4,680)       (7,784)       (52,532)
Net income (loss) per common share(2):
  Basic.....................................  $    .00    $  (1.30)     $  (2.10)      $  (6.05)
  Diluted...................................  $    .00    $  (1.30)     $  (2.10)      $  (6.05)
1999
Revenues....................................  $179,168    $175,703      $178,101       $180,666
Income (loss) from operations(1)............    (7,680)      1,061         1,251         (6,896)
Net income (loss)...........................    (7,680)      1,061         1,251         (6,896)
Net income (loss) per common share:(2)
  Basic.....................................  $  (2.15)   $    .30      $    .35       $  (1.90)
  Diluted...................................  $  (2.15)   $    .30      $    .35       $  (1.90)

- ---------------
(1) In the second, third and fourth quarters of 2000 the Company recorded charges of $2.0 million, $2.5 million and $.4 million, respectively, for losses associated with certain of the Company's capitated provider arrangements. In the fourth quarter of 2000 the Company also recorded charges of $.785 million for employee severance costs and $.725 million in litigation reserves for costs associated with the defense and settlement of various legal actions. In the fourth quarter of 2000 the Company also wrote off its deferred tax asset of $18.2 million. A $3.0 million charge for loss contracts related to the Carolinas commercial line of business and a $5.5 million charge for management settlement costs were recorded in the first quarter of 1999. A $6.0 million charge to increase health care claims reserves was recorded in the fourth quarter of 1999. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data -- Note 9 to the Company's Consolidated Financial Statements").

(2) All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

     The information called for by Item 10 (Directors and Executive Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following consolidated financial statements of Maxicare Health Plans, Inc. are included in this report in response to Item 8.

     Report of Independent Auditors -- Ernst & Young LLP

     Consolidated Balance Sheets -- At December 31, 2000 and 1999

     Consolidated Statements of Operations -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

        2. Financial Statement Schedules

        Schedule I -- Condensed Financial Information of Registrant -- Condensed Balance Sheets at December 31, 2000 and 1999, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, Notes to Condensed Financial Information of Registrant

        Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

     All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (b) 1. Reports on Form 8-K

     None.

     (c) 1. Exhibits

     3.1 Charter of Maxicare Health Plans, Inc., a Delaware corporation as amended through December 31, 2000*
     3.2    Bylaws of Maxicare Health Plans, Inc. in effect at December
            31, 2000
     3.3    Certificate of Amendment to the Restated Certificate of
            Incorporation of Maxicare Health Plans, Inc.
     4.1    Form of Certificate of New Common Stock of Maxicare Health
            Plans, Inc.*

     4.5    Stock Transfer Agent Agreement by and between Maxicare
            Health Plans, Inc., and American Stock Transfer & Trust
            Company, dated as of December 5, 1990*
     4.13   Rights Agreement, dated as of February 24, 1998, between
            Maxicare Health Plans, Inc. and American Stock Transfer &
            Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B
            Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement+++
     4.13a  First Amendment to Rights Agreement of Maxicare Health
            Plans, Inc., entered into and between Maxicare Health Plans,
            Inc. and American Stock Transfer & Trust Company as of
            October 9, 1998######
     4.2c   Second Amendment to Rights Agreement of Maxicare Health
            Plans, Inc., entered into by and between Maxicare Health
            Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company's Registration Statement on Form S-2 (No. 333-4150) as previously filed with the Securities and Exchange
            Commission on July 14, 2000 in which this Exhibit bore the same exhibit number.
    10.8g   Employment Agreement by and between Maxicare Health Plan,
            Inc., and Alan D. Bloom, dated as of October 1, 1999***
    10.28   Form of Distribution Trust Agreement*
    10.30   Maxicare Health Plans, Inc. 401(k) Plan*
    10.42   Stock Option Agreement by and between Maxicare Health Plans,
            Inc. and Peter J. Ratican, dated as of February 25, 1992@
    10.44   Amended Maxicare Health Plans, Inc. 1990 Stock Option Plan@
    10.44a  Form of Stock Option Agreement related to the Maxicare
            Health Plans, Inc. 1990 Stock Option Plan########
    10.68   Lease by and between Maxicare Health Plans, Inc. and
            Transamerica Occidental Life Insurance Company, dated as of
            June 1, 1994#
    10.68a  First Amendment to the Lease by and between Maxicare Health
            Plans, Inc., and TransAmerica Occidental Life Insurance
            Company, dated as of November 1996@@@@@@@
    10.68b  Second Amendment to the Lease by and between Maxicare Health
            Plans, Inc., and TransAmerica Occidental Life Insurance
            Company, dated as of January 4, 1999***
    10.68c  Third Amendment to the Lease by and between Maxicare Health
            Plans, Inc., and TransAmerica Occidental Life Insurance
            Company, dated as of May 18, 1999***
    10.68d  Fourth Amendment to the Lease by and between Maxicare Health
            Plans, Inc., and TransAmerica Occidental Life Insurance
            Company, dated as of June 1, 1999***
    10.70   Stock Option Agreement by and between Maxicare Health Plans,
            Inc. and Alan D. Bloom, dated as of December 8, 1994@@@@
    10.78   Maxicare Health Plans, Inc. 1995 Stock Option Plan##
    10.78a  Amendment Number One to the Maxicare Health Plans, Inc. 1995
            Stock Option Plan@@@@@@
    10.81   Form of Stock Option Agreement relating to Exhibit
            10.78@@@@@
    10.82a  Stock Option Agreement by and between Maxicare Health Plans,
            Inc. and Peter J. Ratican, dated as of April 1, 1996###
    10.83   Maxicare Health Plans, Inc. Outside Directors 1996 Formula
            Stock Option Plan####
    10.83a  Amendment Number One to the Maxicare Health Plans, Inc.
            Outside Directors 1996 Formula Stock Option Plan@@@@@@

   10.83b  Amendment No. 2 to the Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option
           Plan#######
   10.84   Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option Plan####
   10.84a  Amendment Number One to the Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option
           Plan@@@@@@
   10.84b  Amendment Number Two dated April 16, 1999 to the Maxicare Health Plans, Inc. Senior Executives 1996
           Stock Option Plan++++
   10.85   Letter of Intent for the Transfer of Medi-Cal Members and Provision of Services+
   10.85a  Health Services Agreement between Maxicare, a California Health Plan and Molina Medical Centers++
   10.87   Maxicare Health Plans, Inc. Supplemental Executive Retirement Program@@@@@@@
   10.87a  Amendment No. 1 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of March 28, 1998#####
   10.87b  Amendment No. 2 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of May 8, 1998#####
   10.87c  Amendment No. 3 dated April 16, 1999 to the Supplemental Executive Retirement Plan++++
   10.89   Dupee Group Settlement Agreement by and between American Opportunity Trust, Paul R. Dupee, Jr., J.O.
           Hambro Capital Management Limited, J.O. Hambro Investment Management, and North Atlantic Smaller
           Companies Investment Trust and Maxicare Health Plans, Inc., dated as of May 8, 1998, including
           Exhibit A, "Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998
           Annual Meeting," and Exhibits I and II, form of stipulations dismissing litigation#####
   10.89a  Form of Voting Agreement including Exhibit A, "Resolutions to be Adopted by the Shareholders of
           Maxicare Health Plans, Inc. at the 1998 Annual Meeting."#####
   10.90a  Employment and Indemnification Agreement by and between Maxicare Health Plans, Inc. and Patricia A.
           Fitzpatrick dated as of October 1, 1999***
  10.92.1  Maxicare Health Plans, Inc. 1999 Stock Option Plan****
   10.92a  Form of Stock Option Agreement related to the Maxicare Health Plans, Inc. 1999 Stock Option
           Plan########
   10.94   Employment Agreement between the Company and Susan M. Blais dated January 25, 2000#########
   10.95   Application and Business Services Agreement entered into by and between Maxicare Health Plans, Inc., and The TriZetto Group, Inc.**
   10.96   Pharmacy Benefits Management Services Agreement between Maxicare Health Plans, Inc. and Medimpact
           Healthcare Systems, Inc.
   21      List of Subsidiaries@@@
   23.1    Consent of Independent Auditors -- Ernst & Young LLP
   28.1    Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived***
   28.2    Stipulation and Order Regarding Conditions to Effectiveness of Joint Plan of Reorganization***

- ---------------

*         Incorporated by reference from the Company's Registration
          Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.
@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.
@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.
@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in which this exhibit bore the same exhibit number.
@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.
@@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.
@@@@@@@@ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bore the same exhibit number.
#         Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 1994, in which this exhibit bore the same exhibit number.
##        Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 1995, in which this exhibit bore the same exhibit number.
###       Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30, 1996, in which this exhibit bore the same exhibit number.
######    Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 1998 in which this exhibit bore the same exhibit number.
#######   Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31, 1999 in which this exhibit bore the same exhibit number.
########  Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 1999 in which this exhibit bore the same exhibit number.
+         Incorporated by reference from the Company's Report on Form
          8-K dated May 27, 1997 in which this exhibit bore the same exhibit number.
++        Incorporated by reference from the Company's Report on Form
          8-K dated July 18, 1997 in which this exhibit bore the same exhibit number.
++++      Incorporated by reference from the Company's Report on Form
          8-K dated May 4, 1999 in which this exhibit bore the same exhibit number.
**        Incorporated by reference from the Company's Report on Form
          10-Q dated September 30, 2000 in which this exhibit bore the same exhibit number.
***       Incorporated by reference from the Company's Report on Form
          10-K for the year ended December 31, 1999 in which this exhibit bore the same exhibit number.
######### Incorporated by reference from the Company's Report on Form
          10-Q for the quarter ended June 30, 2000, in which this exhibit bore the same exhibit number.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DATE
                    ----
               March 30, 2001                               /s/ PAUL R. DUPEE, JR.
                                                 ---------------------------------------------
                                                              Paul R. Dupee, Jr.
                                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
               /s/ PAUL R. DUPEE, JR.                       Chairman and Director       March 30, 2001
- -----------------------------------------------------    Principal Executive Officer
                 Paul R. Dupee, Jr.

                 /s/ JOSEPH W. WHITE                    Controller and Interim Chief    March 30, 2001
- -----------------------------------------------------         Financial Officer
                   Joseph W. White                          Principal Finance and
                                                             Accounting Officer

                 /s/ SUSAN M. BLAIS                               Director              March 30, 2001
- -----------------------------------------------------
                   Susan M. Blais

                /s/ GEORGE H. BIGELOW                             Director              March 30, 2001
- -----------------------------------------------------
                  George H. Bigelow

                /s/ ROBERT M. DAVIES                              Director              March 30, 2001
- -----------------------------------------------------
                  Robert M. Davies

                /s/ JOHN H. GUTFREUND                             Director              March 30, 2001
- -----------------------------------------------------
                  John H. Gutfreund

                /s/ SIMON J. WHITMEY                              Director              March 30, 2001
- -----------------------------------------------------
                  Simon J. Whitmey

                          MAXICARE HEALTH PLANS, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 4,903    $   817
  Marketable securities.....................................    1,771
  Accounts receivable, net..................................        9      1,238
  Amounts due from subsidiaries -- Note 2...................      878        721
  Other current assets......................................      660      2,160
                                                              -------    -------
          Total Current Assets..............................    8,221      4,936
Property and Equipment, Net.................................               1,291
Investment in Subsidiaries..................................   15,030     35,211
Deferred Tax Asset..........................................              18,222
Other Long-Term Assets......................................                 510
                                                              -------    -------
          Total Assets......................................  $23,251    $60,170
                                                              =======    =======
CURRENT LIABILITIES
  Estimated claims and other health care costs payable......  $   516    $ 6,396
  Amounts due to subsidiaries -- Note 2.....................    1,557      1,327
  Other current liabilities.................................   10,109      6,221
                                                              -------    -------
          Total Current Liabilities.........................   12,182     13,944
Other Long-Term Liabilities.................................    3,928      3,070
                                                              -------    -------
          Total Liabilities.................................   16,110     17,014
                                                              -------    -------
Commitments and Contingencies -- Note 3
          Total Shareholders' Equity........................    7,141     43,156
                                                              -------    -------
          Total Liabilities and Shareholders' Equity........  $23,251    $60,170
                                                              =======    =======

          See notes to condensed financial information of registrant.

                          MAXICARE HEALTH PLANS, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUES
  Equity in earnings (losses) of subsidiaries..............  $(33,365)   $     60    $(26,235)
  Service agreement income.................................    11,599      13,035      11,860
  Investment income........................................       384         245         686
  Other income (expense)...................................       (51)       (429)      1,336
                                                             --------    --------    --------
          Total Revenues...................................   (21,433)     12,911     (12,353)
                                                             --------    --------    --------
EXPENSES
  Marketing, general and administrative expenses...........    24,322      24,802      17,938
  Depreciation and amortization............................       962         916         547
                                                             --------    --------    --------
          Total Expenses...................................    25,284      25,718      18,485
                                                             --------    --------    --------
Loss from Operations.......................................   (46,717)    (12,807)    (30,838)
Income Tax Benefit (Provision).............................   (18,229)        543       3,305
                                                             --------    --------    --------
Net Loss...................................................  $(64,946)   $(12,264)   $(27,533)
                                                             ========    ========    ========

          See notes to condensed financial information of registrant.

                          MAXICARE HEALTH PLANS, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $(64,946)   $(12,264)   $(27,533)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization............................       962         916         547
  Provision for (benefit from) deferred income taxes.......    18,229         (55)       (106)
  Loss contracts, divestiture costs, litigation, management
     settlement and other charges..........................     1,959       4,948       1,831
  Amortization of restricted stock.........................                                58
  Equity in (earnings) losses of subsidiaries..............    33,365         (60)     26,235
  Changes in other assets and liabilities..................     2,448       2,421      (5,622)
                                                             --------    --------    --------
          Net cash used for operating activities...........    (7,983)     (4,094)     (4,590)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of marketable
     securities, net.......................................       (34)      1,086      12,745
  Capital contributions to subsidiaries, net...............   (18,500)     (8,300)    (22,490)
  Dividends received from subsidiaries.....................     1,550      10,700      11,700
  (Purchases) dispositions of property and equipment,
     net...................................................                   173        (263)
  Cash transferred upon sale of subsidiaries...............                             3,137
                                                             --------    --------    --------
          Net cash provided by (used for) investing
            activities.....................................   (16,984)      3,659       4,829
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................    29,053
  Payments on capital lease obligations....................                  (292)       (261)
  Stock options exercised..................................                               160
  Repurchase of restricted stock...........................                              (344)
                                                             --------    --------    --------
Net cash provided by (used for) financing activities.......    29,053        (292)       (445)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     4,086        (727)       (206)
Cash and cash equivalents at beginning of year.............       817       1,544       1,750
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  4,903    $    817    $  1,544
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for --
     Interest..............................................  $     92    $    153    $     53
     Income taxes..........................................              $     63    $
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for purchase of
     property and equipment and intangible assets..........              $  1,065    $     63
  Forgiveness of note receivable from shareholder..........              $    145
  Allowance for forgiveness of note receivable from
     shareholder...........................................              $  2,542
  Forgiveness of amount due from subsidiary................              $  1,150
  Equipment contributed to subsidiary......................  $  2,499    $    404
Disposition of assets and liabilities upon sale of
  subsidiaries:
  Assets transferred to buyer..............................                          $  3,180
  Liabilities transferred to buyer.........................                                43

          See notes to condensed financial information of registrant.

                          MAXICARE HEALTH PLANS, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE 1 -- GENERAL

     The condensed financial information of the registrant ("MHP") should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements which are included elsewhere herein.

NOTE 2 -- TRANSACTIONS WITH SUBSIDIARIES

     MHP operates under a decentralized and segregated cash management system. The operating subsidiaries currently pay monthly fees to MHP pursuant to administrative services agreements.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

     MHP's assets held under capital leases at December 31, 1999 of $961,000 (net of $1,130,000, of accumulated amortization) were comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. On December 31, 2000 MHP contributed all of its fixed assets and intangible assets, along with any related liabilities, to Maxicare, its California HMO subsidiary.

NOTE 4 -- SALES OF SUBSIDIARIES

     In September and October 1998, MHP completed the sale of its Wisconsin and Illinois health plans. Under the terms of the respective stock sales agreements, MHP retained certain assets and liabilities of the health plans (including premium receivables and claims payable) which related to operations of the health plans prior to October 1, 1998. Accordingly, the Condensed Balance Sheet of MHP as of December 31, 1998 reflects such remaining assets and liabilities retained by MHP under the terms of the respective sales agreements. The operations of these health plans for the year ended December 31, 1999 and 1998 have been reflected in the caption "Equity in (earnings) losses of subsidiaries" in the Condensed Statement of Operations of MHP for the year ended December 31, 1999 and 1998. Pursuant to the terms of the Illinois health plan sale agreement, approximately $1.0 million of cash and cash equivalents and marketable securities was held in escrow as of December 31, 1998, primarily for the satisfaction of claims payable obligations retained by MHP. In March 1999, the restricted investment balance of approximately $.5 million (held by the Indiana Department of Insurance with respect to the Illinois health plan) was released and transferred into the escrow account. The escrow account was terminated effective December 31, 1999.

                          MAXICARE HEALTH PLANS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                      FOR THE YEAR ENDED DECEMBER 31, 2000

             COLUMN A                COLUMN B               COLUMN C                COLUMN D        COLUMN E
             --------               ----------   ------------------------------   -------------   -------------
                                                           ADDITIONS
                                                 ------------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
           -----------              ----------   ----------   -----------------   -------------   -------------
Allowance for doubtful accounts
  and retroactive billing
  adjustments.....................   $ 1,892      $  4,031                                           $5,923
                                     -------      --------         ------            ------          ------
                                     $ 1,892      $  4,031                                           $5,923
                                     =======      ========         ======            ======          ======

                      FOR THE YEAR ENDED DECEMBER 31, 1999

             COLUMN A                COLUMN B               COLUMN C                COLUMN D        COLUMN E
             --------               ----------   ------------------------------   -------------   -------------
                                                           ADDITIONS
                                                 ------------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
           -----------              ----------   ----------   -----------------   -------------   -------------
Allowance for doubtful accounts
  and retroactive billing
  adjustments.....................   $ 5,481                                         $(3,589)(1)     $1,892
                                     -------      --------         ------            -------         ------
                                     $ 5,481                                         $(3,589)        $1,892
                                     =======      ========         ======            =======         ======

                      FOR THE YEAR ENDED DECEMBER 31, 1998

             COLUMN A                COLUMN B               COLUMN C                COLUMN D        COLUMN E
             --------               ----------   ------------------------------   -------------   -------------
                                                           ADDITIONS
                                                 ------------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
           -----------              ----------   ----------   -----------------   -------------   -------------
Allowance for doubtful accounts
  and retroactive billing
  adjustments.....................   $ 6,926                                         $(1,445)(1)     $5,481
                                     -------      --------         ------            -------         ------
                                     $ 6,926                                         $(1,445)        $5,481
                                     =======      ========         ======            =======         ======

- ---------------
(1) Decrease in allowance, net of retroactive billing adjustment write-offs.