Form 10-K/A
period 2000-12-31
MAXICARE HEALTH PLANS INC
filed 2001-04-30
CIK 722573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                ----------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000;

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-12024

                                ----------------

                           MAXICARE HEALTH PLANS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              95-3615709
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

  1149 SOUTH BROADWAY STREET, LOS ANGELES, CALIFORNIA                           90015
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 765-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
                 None                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)


                      PURPOSE OF AMENDMENT: TO ADD PART II

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our directors and executive officers as of March 31, 2001:

NAME                          AGE     POSITION
----                          ---     --------
Paul R. Dupee, Jr.            57      Chief Executive Officer and Chairman of the Board of Directors
Robert M. Davies              50      Director
John H. Gutfreund             70      Director
Susan M. Blais                49      Executive Vice President and Director
George H. Bigelow             58      Director
Simon J. Whitmey              54      Director
Patricia A. Fitzpatrick       49      Treasurer
Joseph W. White               42      Controller and Interim Chief Financial Officer

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Based solely upon our review of the Forms 3 and 4 and amendments thereto furnished to us during 2000 and the Form 5 relating to 2000 and written representations of reporting persons, we believe that none of our executive officers or directors failed to file all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION


   Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2000, 1999 and 1998, of (i) our chief executive officer and (ii) the other four most highly compensated executive officers for 2000 other than the chief executive officer (collectively the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                                              STOCK
                                                    ANNUAL COMPENSATION      OPTIONS
                                                    -------------------       AWARDS        ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR    SALARY           BONUS       (#)        COMPENSATION
---------------------------                ----    ------           -----    --------      ------------
Paul R. Dupee...........................   2000   $183,000         $250,000   100,000
Chairman of the Board of Directors,        1999    $42,000                     31,000
  Chief Executive Officer


Susan Blais.............................   2000   $259,000                    140,020
Executive Vice President


Alan D. Bloom...........................   2000   $251,000                         20          $4,800
  Senior Vice President,                   1999   $230,000                      3,000          $4,800
  Secretary and General Counsel            1998   $225,000                      3,500          $4,800

Richard A. Link  (1)....................   2000   $415,000                         20          $4,800
Chief Operating Officer                    1999   $342,000          100,000    10,000          $4,800
Chief Financial Officer                    1998   $275,000                     29,000          $4,800
Executive Vice President
Finance and Administration

Sanford N. Lewis  (2)...................   2000   $194,000                         20          $4,800
Vice President,                            1999   $155,000                      5,000          $4,673
Administrative Services                    1998   $150,000                      5,000          $4,600


(1) Mr. Link resigned his position effective February 5, 2001.

(2) Mr. Lewis resigned his position effective March 9, 2001.

        The amounts shows under the caption "All Other Compensation" represent contributions made by us on behalf of the Named Officer pursuant to our 401(k) savings incentive plan.

        The compensation for Mr. Dupee for 2000 includes salary of $183,000 and a bonus of $250,000 which was accrued at December 31, 2000 and paid in January 2001.

OPTION GRANTS

   Shown below is further information on grants of stock options granted pursuant to our option plans to the Named Officers which are reflected in the Summary Compensation Table.

                                                                                                       POTENTIAL REALIZABLE
                                                   PERCENTAGE OF                                         VALUE AT ASSUMED
                                     NUMBER OF        TOTAL                                            ANNUAL RATES OF STOCK
                                    SECURITIES       OPTIONS                                             PRICE APPRECIATION
                                    UNDERLYING      GRANTED TO   EXERCISE OR                             FOR OPTION TERM(1)
                                     OPTIONS       EMPLOYEES IN   BASE PRICE      EXPIRATION            ----------------------
NAME                                 GRANTED        FISCAL 2000   ($/SHARE)          DATE                 5%            10%
----                                 -------       ------------  ----------          ----               --------      --------
Paul R. Dupee, Jr. ...........       100,000           38.5%        $ 5.00        November 2, 2010      $314,447      $796,871
Susan Blais ..................       100,020           38.5%        $ 5.00        November 2, 2010      $314,447      $796,871
Alan D. Bloom ................            20             --         $ 5.94      September 13, 2010            --            --
Richard A. Link ..............            20             --         $ 5.94      September 13, 2010            --            --
Sanford N. Lewis .............            20             --         $ 5.94      September 13, 2010            --            --

----------


(1) The actual value, if any, the Named Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by the Named Officer will be at or near the value estimated. This amount is net of the option exercise price.

All information relating to the number of shares and exercise price per share reflects the one-for-five reverse split of our common stock which became effective on March 27, 2001.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   No stock options were exercised by Named Officers in 2000. Shown below is information with respect to the unexercised options to purchase common stock at December 31, 2000.

                                    NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                       OPTIONS HELD AT          IN-THE-MONEY OPTIONS AT
                                      DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                   --------------------------   --------------------------
   NAME                            EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
   ----                            -----------  -------------   -----------  -------------
Paul R. Dupee, Jr. ...........        31,000       100,000          $  0          $ 0
Susan Blais ..................        30,020       100,000          $  0          $ 0
Alan D. Bloom ................         2,353         2,667          $  0          $ 0
Richard A. Link ..............        17,333         6,687          $  0          $ 0
Sanford N. Lewis .............            20                        $  0          $ 0


(1) Based on the closing price on the NASDAQ-NMS on December 31, 2000, which was $4.6875.




OTHER EMPLOYMENT ARRANGEMENTS

        Effective November 1, 2000 the board approved an increase in Mr. Dupee's compensation to $50,000 per month. Through October 31, 2000, Mr. Dupee was paid at the rate of $100,000 per year. Mr. Dupee was also awarded a bonus of $250,000 in November of 2000.

        As of January 27, 2000 we entered into a two-year employment arrangement with Susan Blais that provides for an annual salary of $240,000 with such increases and bonuses as may be determined from time to time by the board of directors. If Ms. Blais is terminated without cause, she is entitled to six month's salary; if she is terminated due to a change in control she is entitled to nine month's salary. In September 2000, we increased Ms. Blais' annual salary to $350,000.

        As of October 1, 1999 we entered into an employment agreement with Mr. Bloom with a term through December 31, 2000 which provides for an annual base salary of $230,000 through December 31, 1999 subject to increases and bonuses, as may be determined from time to time by our chief executive officer or chief operating officer. Pursuant to this agreement, in the event that Mr. Bloom is terminated without cause as set forth in the agreement, he will be entitled to receive (a) the greater of the base salary through the expiration date of the agreement or six months base salary and (b) health, dental, disability and life insurance benefits he was receiving prior to such termination.

        As of August 1, 1999, we entered into an employment agreement with Richard A. Link for a period of 29 months commencing as of August 1, 1999 through December 31, 2001 which provided for an annual base salary of $400,000, subject to increases and bonuses as may be determined from time to time by the board of directors. Mr. Link resigned his position effective February 5, 2001. Severance benefits in the amount of approximately $180,000 are to be paid to Mr. Link in bi-weekly installments through December 31, 2001. These severance benefits are less than the benefits provided in his agreement.

        As of December 31, 1998, we entered into an employment agreement with Sanford N. Lewis with a term through December 31, 2000 which provides for an annual base salary of $150,000 through December 31, 1998 and $155,000 from January 1, 1999 with such increase and bonuses as may be determined from time to time by the chief executive officer. Mr. Lewis resigned his position effective March 9, 2001. Severance benefits in the amount of $200,000 are to be paid to Mr. Lewis in bi-weekly installments through December 31, 2002. These severance benefits are less than the benefits provided in his agreement.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        We have a retirement plan, the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan, an unfunded retirement plan which covers those key executives who are designated by the board. As of December 31, 2000, there were five participants in this plan, three of whom (Mr. Bloom, Mr. Link and Mr. Lewis) were employed by us as of that date. The plan provides for full vesting to participants who elect to terminate their employment with us pursuant to a change of control clause in their employment agreement. The normal retirement benefit is payable at age 65; however, the participant may elect to receive an early retirement benefit whereupon, such benefit will be reduced by 1/240 for each month by which the distribution precedes the normal retirement date. In addition, the plan provides for a pre-retirement death benefit equal to 200% of the Participant's average compensation.

COMPENSATION OF DIRECTORS

        During 2000, non-employee directors of the Company received compensation for their services as directors. These members were Claude S. Brinegar (through September 30, 2000), Florence F. Courtright (through May 31, 2000), Robert M. Davies, Thomas W. Field, Jr. (through September 30, 2000), Elwood I. Kleaver, Jr., Charles E. Lewis (through May 31, 2000), George H. Bigelow and Simon J. Whitmey. During 2000, Mr. Brinegar earned $38,250; Ms. Courtright earned $19,500; Mr. Davies earned $49,500; Mr. Field earned $32,250; Mr. Kleaver earned $45,750; Mr. Lewis earned $29,250; Mr. Bigelow earned $51,750; Mr. Whitmey earned $53,250; and Mr. Gutfreund earned $20,500. Mr. Kleaver resigned from the board in March 2001. During 2001, the non-employee directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting. In addition, directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company.

        The non-employee directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that were granted to our present non-employee directors during 2000 and 1999:

                                                      # OF                         EXERCISE PRICE
DIRECTOR                                             OPTIONS      DATE OF GRANT      PER SHARE
--------                                             -------      -------------      ---------
Robert M. Davies..................................    1,000      January 2, 1999      $30.00
                                                      4,000     November 3, 2000      $ 5.00

Elwood I. Kleaver, Jr. ...........................    1,000      January 2, 1999      $30.00
                                                      4,800       April 24, 1999      $26.56

George Bigelow ...................................    4,000     November 3, 2000      $ 5.00

John Gutfreund ...................................    4,000     November 3, 2000      $ 5.00

Simon Whitmey ....................................    4,000     November 3, 2000      $ 5.00

        The options vest six months from the date of grant and expire ten years from the date of grant provided the director continues to serve as a director of the Company. In the event of termination of the directorship, such options expire one year from the date of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2000. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table and discussion provides information as to the shares of common stock beneficially owned on March 31, 2001 by:

        -       each director;

        - our chief executive officer and the other four most highly compensated executive officers for the year ended December 31, 2000 who were officers on March 31, 2001;

        - each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

        -       all officers and directors as a group.


NAME                                                               SHARES       PERCENT
----                                                               ------       -------
Snyder Capital Management, L.P.).............................     3,064,155      31.4%
  Snyder Capital Management, Inc.
  350 California Street, Suite 1460
  San Francisco, Ca 94104

Pequot Capital Management, Inc. .............................       653,250       6.7%
  500 Nyala Farm Road
  Westport, Ct 06880

Paul R. Dupee, Jr. ..........................................       362,430       3.7%


Alan D. Bloom................................................        69,310        *


John H. Gutfreund ...........................................        54,000        *


Susan M. Blais ..............................................        36,520        *


George H. Bigelow ...........................................        11,150        *


Robert M. Davies ............................................        11,500        *


Simon J. Whitmey.............................................         7,000        *


   All Directors and Executive Officers as a group ..........       552,955       5.6%


* less than one percent

Each of the persons listed has the sole right to dispose of the shares except as described in the following discussion.

        Snyder Capital Management, L.P. ("SCMLP") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Snyder Capital Management, Inc. ("SCMI") is the sole general partner of SCMLP. Both SCMLP and SCMI are wholly owned by Nvest Companies, L.P. ("Nvest Companies"), a limited partnership affiliated with Nvest, L.P., a publicly traded limited partnership. The general partner of Nvest, L.P. and the managing general partner of Nvest Companies is an indirect, wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). As of June 30, 1998, MetLife beneficially owned all of the general partner interests in Nvest Companies and Nvest, L.P. and, in the aggregate, general partner and limited partner interests of Nvest Companies and Nvest, L.P. representing approximately 47% of the economic interests in the business of Nvest Companies. SCMI and Nvest Companies operate under an understanding that all investment and voting decisions regarding advisory accounts managed by SCMLP are to be made by SCMI and SCMLP and not by Nvest Companies or any entity controlling Nvest Companies. Accordingly, SCMI and SCMLP do not consider Nvest Companies or any entity controlling Nvest Companies to have any direct or indirect control over the securities held in managed accounts. These filers have shared voting power with respect to 2,770,885 of these shares, and shared dispositive power with respect to 3,064,155 of these shares.

        Pequot Capital Management, Inc. is a registered investment advisor. The Shares are held in funds managed by Pequot Capital Management, Inc., which has sole voting and dispositive powers over these shares. The above information presented in regards to the beneficial ownership of the Company's Common Stock by these filers is based upon a schedule 13G/A filed by these filers with the SEC on February 13, 2001.

        The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on December 31, 2000 or will become exercisable with 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table who hold options and for all officers and directors as group.


Paul Dupee                                31,000
Susan Blais                               30,020
Alan Bloom                                 2,353
George Bigelow                             4,000
Robert Davies                              5,000
John Gutfreund                             4,000
Simon Whitmey                              4,000

        All officers and directors as a group (11 individuals holding stock options)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In September 2000, we made a rights offering to our stockholders, which gave the stockholders the right to purchase shares of common stock at $1.00 per share. Pursuant to our rights offering, the following persons purchased shares of common stock at the same terms as those available to all stockholders.

                               NUMBER OF SHARES PURCHASED
Paul Dupee                               200,030
Susan Blais                                6,500
Alan Bloom                                46,354
George Bigelow                             4,950
Robert Davies                              4,500
John Gutfreund                            30,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DATE
                    ----
               April 30, 2001                       /s/ PAUL R. DUPEE, JR.
                                              ---------------------------------
                                                     Paul R. Dupee, Jr.
                                                   Chief Executive Officer


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

                  SIGNATURES                                      TITLE                            DATE
                  ----------                                      -----                            ----
           /s/ PAUL R. DUPEE, JR.                         Chairman and Director               April 30, 2001
--------------------------------------------           Principal Executive Officer
             Paul R. Dupee, Jr.


             /s/ Joseph W. White                     Controller and Interim Chief             April 30, 2001
--------------------------------------------       Financial Officer, Principal Finance
               Joseph W. White                          and Accounting Officer

             /s/ Susan M. Blais                                  Director                     April 30, 2001
--------------------------------------------
               Susan M. Blais

            /s/ George H. Bigelow                                Director                     April 30, 2001
--------------------------------------------
                George H. Bigelow

            /s/ Robert M. Davies                                 Director                     April 30, 2001
--------------------------------------------
                Robert M. Davies

           /s/ John H. Gutfreund                                 Director                     April 30, 2001
--------------------------------------------
             John H. Gutfreund

            /s/ SIMON J. WHITMEY                                 Director                     April 30, 2001
--------------------------------------------
              Simon J. Whitmey