Form 10-Q
period 2001-03-31
MAXICARE HEALTH PLANS INC
filed 2001-05-21
CIK 722573

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2001 or

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

                         Yes  [X]           No  [ ]


Common Stock, $.01 par value - 9,748,438 shares outstanding as of May 21, 2001.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements.
         --------------------

Consolidated Balance Sheets - March 31, 2001 (Unaudited)
 and December 31, 2000                                                         2

Consolidated Statements of Operations - (Unaudited)
 Three Months Ended March 31, 2001 and March 31, 2000                          3

Consolidated Statements of Cash Flows - (Unaudited)
 Three Months Ended March 31, 2001 and March 31, 2000                          4

Consolidated Statements of Changes in Shareholders' Equity - (Unaudited)
 Three Months Ended March 31, 2001                                             5

Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   11


                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands except par value)


                                                                                 March 31,       December 31,
                                                                                   2001             2000
                                                                                -----------      -----------
                                                                                (Unaudited)
CURRENT ASSETS
                Cash and cash equivalents .................................      $  69,850       $  80,693
                Marketable securities .....................................          2,276           3,400
                Accounts receivable, net ..................................         22,632          35,428
                Prepaid expenses ..........................................          3,215           1,883
                                                                                 ---------       ---------
                    TOTAL CURRENT ASSETS ..................................         97,973         121,404
                                                                                 ---------       ---------
PROPERTY AND EQUIPMENT
                Leasehold improvements ....................................          5,537           5,488
                Furniture and equipment ...................................         20,613          20,243
                                                                                 ---------       ---------
                                                                                    26,150          25,731
                    Less accumulated depreciation and amortization ........         21,300          20,854
                                                                                 ---------       ---------
                    NET PROPERTY AND EQUIPMENT ............................          4,850           4,877
                                                                                 ---------       ---------
LONG-TERM ASSETS
                Restricted investments ....................................          6,109           6,118
                Other long-term assets ....................................          3,455             972
                                                                                 ---------       ---------
       TOTAL LONG-TERM ASSETS .............................................      $   9,564           7,090
                                                                                 ---------       ---------
        TOTAL ASSETS ......................................................      $ 112,387       $ 133,371
                                                                                 =========       =========
CURRENT LIABILITIES
          Estimated claims and other health care costs payable ............      $  96,011       $  98,998
                Accounts payable ..........................................          2,517             978
                Deferred income ...........................................          8,743           8,049
                Accrued salary expense ....................................          2,261           2,535
                Other current liabilities .................................          8,312          10,589
                                                                                 ---------       ---------
                    TOTAL CURRENT LIABILITIES .............................        117,844         121,149
LONG-TERM LIABILITIES .....................................................          5,974           5,081
                                                                                 ---------       ---------
        TOTAL LIABILITIES .................................................        123,818         126,230
                                                                                 ---------       ---------
SHAREHOLDERS' EQUITY
   Common stock, $.01 par value - 80,000 shares authorized,
                  9,748 shares issued and outstanding .....................             98              98
                 Additional paid-in capital ...............................        283,466         283,442
                 Note receivable from shareholder .........................         (2,887)         (2,842)
                 Accumulated deficit ......................................       (291,918)       (273,558)
                 Accumulated other comprehensive income (loss)  ...........           (190)              1
                                                                                 ---------       ---------
                    TOTAL SHAREHOLDERS' EQUITY ............................        (11,431)          7,141
                                                                                 ---------       ---------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............      $ 112,387       $ 133,371
                                                                                 =========       =========


                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                                                 For the three months
                                                                                        ended
                                                                                      March 31,
                                                                                  2001            2000
                                                                                ---------       ---------
REVENUES
    Commercial premiums ..................................................      $ 106,408       $ 108,186
    Medicaid premiums ....................................................         27,635          46,023
    Medicare premiums ....................................................         21,835          29,264
                                                                                ---------       ---------
      TOTAL PREMIUMS .....................................................        155,878         183,473

    Investment income ....................................................          1,180           1,199
    Other income .........................................................            186             247
                                                                                ---------       ---------
      TOTAL REVENUES .....................................................        157,244         184,919

EXPENSES
    Physician services ...................................................         61,650          68,222
    Hospital services ....................................................         57,185          67,160
    Outpatient services ..................................................         29,631          27,940
    Other health care expense ............................................          5,736           4,462
                                                                                ---------       ---------
      TOTAL HEALTH CARE EXPENSES .........................................        154,202         167,784

    Marketing, general and administrative expenses .......................         20,822          16,766
    Depreciation and amortization ........................................            580             319
                                                                                ---------       ---------
      TOTAL EXPENSES .....................................................        175,604         184,869
                                                                                ---------       ---------
INCOME (LOSS) FROM OPERATIONS ............................................        (18,360)             50
                                                                                ---------       ---------
NET INCOME (LOSS) ........................................................      $ (18,360)      $      50
                                                                                =========       =========

NET INCOME (LOSS) PER COMMON SHARE:

Basic:
    Basic Earnings (Loss) Per Common Share ...............................      $   (1.88)      $     .00
                                                                                =========       =========
    Weighted average number of common shares
       outstanding .......................................................          9,748           3,585
                                                                                =========       =========
Diluted:
    Diluted Earnings (Loss) Per Common Share .............................      $   (1.88)      $     .00
                                                                                =========       =========
    Weighted average number of common and common
       dilutive potential shares outstanding .............................          9,748           3,585
                                                                                =========       =========


                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                For the three months
                                                                                   ended March 31,
                                                                                 2001          2000
                                                                             -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)  .....................................................      $(18,360)      $     50
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization ......................................           580            319
    Benefit from deferred income taxes .................................                          (15)
    Management settlement and other charges ............................          (129)          (129)
    Changes in assets and liabilities:
      Decrease in accounts receivable ..................................        12,796          1,908
      Increase (decrease) in estimated claims and other health
        care costs payable .............................................        (2,987)         8,880
      Increase in deferred income ......................................           694            907
      Changes in other miscellaneous assets and liabilities ............        (1,289)           622
                                                                              --------       --------
Net cash provided by (used for) operating activities ...................        (8,695)        12,542
                                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment and computer software ..........        (2,944)          (288)
    Decrease in restricted investments .................................             9            578
    Proceeds from sales and maturities of marketable securities ........         1,232          1,307
    Purchases of marketable securities .................................          (299)        (2,539)
                                                                              --------       --------
Net cash used for investing activities .................................        (2,002)          (942)
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations ..............................          (146)           (29)
                                                                              --------       --------
Net cash used for financing activities .................................          (146)           (29)
                                                                              --------       --------
Net increase (decrease) in cash and cash equivalents ...................       (10,843)        11,571
Cash and cash equivalents at beginning of period .......................        80,693         69,117
                                                                              --------       --------
Cash and cash equivalents at end of period .............................      $ 69,850       $ 80,688
                                                                              ========       ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for -
            Interest ...................................................      $     43       $     26

Supplemental schedule of non-cash investing activities:
    Capital lease obligations incurred for purchase of property
      and equipment and intangible assets ..............................      $     91           --


                           MAXICARE HEALTH PLANS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                                        Accumulated
                                             Number of              Additional                            Other
                                              Common     Common      Paid-in              Accumulated  Comprehensive
                                              Shares      Stock      Capital     Other      Deficit     Income (Loss)    Total
                                              -------    ------     ----------   -------  ------------  -------------  ---------
Balances at December 31, 2000 ...........       9,748   $      98   $ 283,442   $  (2,842)   $(273,558)   $       1    $   7,141
     Comprehensive income (loss)
     Net loss ...........................                                                      (18,360)                  (18,360)
     Other comprehensive income,
      net of tax, related to
      unrealized gains on
      marketable securities .............                                                                      (191)        (191)
                                                                                                                       ---------
     Comprehensive loss .................                                                                                (18,551)
     Warrants issued in connection with
     professional services contract .....                                  24                                                 24
     Note receivable from
      shareholder .......................                                             (45)                                   (45)
                                            ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balances at March 31, 2001 ..............       9,748   $      98   $ 283,466   $  (2,887)   $(291,918)   $    (190)   $ (11,431)
                                            =========   =========   =========   =========    =========    =========    =========

                  MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

Maxicare Health Plans, Inc., a Delaware corporation ("MHP"), is a holding company that owns various subsidiaries, primarily in the field of managed care. MHP owns and operates an HMO in California. Prior to May 4, 2001, MHP operated an HMO in Indiana. The Indiana subsidiary owns and operates Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization ("PPO"), point of service ("POS") and life insurance products offered by both our Indiana (PPO only) and California HMOs. On May 4, 2001, the Commissioner of the Indiana Department of Insurance assumed control of the Indiana subsidiary. See Note 3.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated.

For further information on MHP and subsidiaries (collectively "we" or the "Company") and its accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - REVERSE STOCK SPLIT

On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

NOTE 3 - SUBSEQUENT EVENTS

On May 4, 2001, the Commissioner of the the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. This action effectively removes all control of our Indiana subsidiary from us and places control of its operations with the Commissioner of the Indiana Department of Insurance. This action was the result of claims that were substantially in excess of our estimates during the fourth quarter of 2000 and the first quarter of 2001.

Our Indiana subsidiary is the sole owner of Maxicare Life and Health Insurance Company, Inc. ("MLH")As a result of the Indiana order of rehabilitation, our ability to effectively control and operate MLH is subject to considerable uncertainty. At March 31, 2001, MLH was in compliance with the statutory net worth requirements in Missouri, where it is organized, but not in California. As a result, MLH may be prohibited from writing new business in California.

NOTE 4 - LIQUIDITY AND GOING CONCERN ISSUES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first quarter of 2001. As a result of those continuing losses we had at March 31, 2001, a consolidated working capital deficiency of approximately $19.9 million, and a deficiency in stockholders' equity of approximately $11.4 million. Our losses are continuing into the second quarter of 2001 and may continue thereafter.

In order to provide us with liquidity, we have engaged an investment banking firm to assist us in the sale of all or part of our California operations. We believe that a sale of part of our California operations can generate sufficient liquidity to enable us to continue in business in California on a reduced scale. However, we cannot assure you that we will be successful in selling any of our operations or that any sale will generate sufficient liquidity. We have also taken steps to reduce our operating losses, including improvements in our claims processing procedures, raising premiums for commercial and PPO coverage and reducing our work force.


Our HMOs and MLH are subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent these subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MHP. MHP's proportionate share of the net assets of its subsidiaries that may not be transferred to MHP without the consent of a third party is referred to as "Restricted Net Assets." Restricted Net Assets of these subsidiaries were $11.8 million at March 31, 2001 with deposit restrictions representing $3.0 million of the balance and net worth requirements in excess of deposit requirements representing the remainder. In addition to the $3.3 million in cash, cash equivalents and marketable securities held by MHP, approximately $700,000 held by operating subsidiaries could be considered available for transfer to MHP at March 31, 2001.

Item 2:  Management's Discussion and Analysis of Financial
----------------------------------------------------------

     Condition and Results of Operations.
     -----------------------------------

RESULTS OF OPERATIONS

We sustained a net loss of $18.4 million, or $1.88 per share (basic and diluted), for the three months ended March 31, 2001 (the "March 2001 quarter"). For the three months ended March 31, 2000 (the "March 2000 quarter") we had net income of $50,000, or $0.00 per share (basic and diluted).

Through May 4, 2001, we operated HMOs in California and Indiana. On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana subsidiary into rehabilitation. This action effectively removes all control of our Indiana subsidiary from us and places control with the Commissioner of the Indiana Department of Insurance. Accordingly, since May 4, 2001, our operations did not include the Indiana operations, and our California HMO currently represents almost all of our operations. At March 31, 2000 and 2001 and December 31, 2000 membership of the California and Indiana HMOs was as follows. Membership numbers include lives underwritten by Maxicare Life and Health Insurance Company ("MLH") which amounted to less than 3% of total membership at any of the dates listed. MLH is a wholly-owned subsidiary of our Indiana HMO and effectively ceased to be under our control on May 4, 2001.



As of March 31, 2001                  COMMERCIAL       MEDICAID       MEDICARE        TOTAL           %
--------------------
California................             158,800          88,200         12,150       259,150         72.7%
Indiana...................              83,100          14,100              0        97,200         27.3%
         Total Membership              241,900         102,300         12,150       356,350        100.0%

As of December 31, 2000               COMMERCIAL       MEDICAID       MEDICARE        TOTAL           %
-----------------------
California..................           155,000          84,900         11,600       251,500         60.5%
Indiana.....................           102,400          59,300          2,800       164,500         39.5%
        Total Membership               257,400         144,200         14,400       416,000        100.0%

As of March 31, 2000                  COMMERCIAL       MEDICAID       MEDICARE        TOTAL           %
--------------------
California..................           150,600         100,150         11,850       262,600         60.1%
Indiana.....................           107,500          60,700          6,100       174,300         39.9%
        Total Membership               258,100         160,850         17,950       436,900        100.0%


March 31, 2000 data excludes membership of Maxicare Louisiana, Inc. which was sold effective August 1, 2000.

Commercial premium revenues for the first quarter of 2001 decreased by $1.8 million, or 1.6%, as compared to 2000. This decrease was a result of:

     - the sale of our Louisiana HMO on August 1, 2000, which contributed commercial premium revenues of $5.5 million to first quarter 2000 results; and
     - a 22.4% decrease in Indiana enrollment, offset by rate increases in both Indiana and California. Commercial premium revenues on a per member per month basis increased by 11.8% for the first quarter of 2001 when compared to the first quarter of 2000.

MLH has written all of our life and PPO insurance in California. Since MLH, as a subsidiary of our Indiana subsidiary, is effectively under the control of the Commissioner of the Indiana Department of Insurance, our ability to offer life and PPO insurance may be impaired. Although life and PPO coverage did not represent more than 3% of our revenue for the March 2001 quarter, the inability to offer this coverage may make it more difficult to sell HMO coverage. Furthermore, our financial condition, including the Indiana rehabilitation proceeding and the stipulation with the California Department of Managed Health Care, which is discussed under "Liquidity and Capital Resources," may also impair our ability to offer insurance in California.

Medicare premium revenues decreased by $7.4 million in the first quarter of 2001 reflecting the termination of our Louisiana business and our Indiana Medicare business, which contributed Medicare revenue of approximately $1.1 million and $8.3 million, respectively, to the March 2000 quarter.

Medicaid premium revenues declined by $18.4 million due to a substantial decline in Indiana Medicaid enrollment statewide and a decline in California Medicaid membership in the Sacramento area. Medicaid premium revenues on a per member per month basis decreased by 1.8% for the March 2001 quarter when compared to the March 2000 quarter.

Investment income was essentially constant for the first quarter of 2001 as compared to the first quarter of 2000.

Health care expenses for the March 2001 quarter were $154.2 million as compared to $167.8 million for the March 2000 quarter due to lower enrollment. Health care costs computed on per member per month basis increased by 18.6% in the March 2001 quarter as compared to the March 2000 quarter. The increase in health care costs on a per member per month basis results from claims which were substantially in excess of anticipated amounts. These increased costs resulted in the losses sustained by our Indiana subsidiary which in turn resulted in the rehabilitation proceeding and the assumption of control of our Indiana subsidiary by the Commissioner of the Indiana Department of Insurance.

Marketing, general and administrative expenses for the March 2001 quarter increased $4.1 million to $20.8 million as compared to $16.7 million for the March 2000 quarter. Salary expenses contributed $1.0 million of the increase, while consulting fees associated with various new internal initiatives contributed another $2.1 million of the increase. Marketing, general and administrative expenses represented 13.4% and 9.1% of premium revenues for the first quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had a consolidated working capital deficiency of approximately $19.9 million, and we had a deficiency in stockholders' equity of approximately $11.4 million. The significant operating losses we experienced in 2000 and in the three prior years have continued in the first quarter of 2001, are continuing in the second quarter of 2001, and may continue thereafter. We cannot assure you that we will be able to operate profitably in the future.

Our California HMO entered into a stipulation with the California Department of Managed Health Care providing the Department with a limited degree of oversight over our California HMO's financial operations. The stipulation, in part, requires us to obtain the approval of the Department before certain payments can be made. We believe that the requirements imposed upon us by the stipulation are unlikely to have a material adverse impact on our operations.

In order to operate in California, our California HMO was required to maintain a tangible net equity of approximately $8.0 million at March 31, 2001. Our California subsidiary reports its tangible net equity to the Department of Managed Health Care on a monthly basis. At the time we filed our March 2001 report, based on the information available to us at the time, we believed that we were in compliance with the California tangible net equity requirements. Unless we are able to provide the California HMO with additional capital, we will not be in compliance with the net tangible equity requirements. As a result, we may be precluded from operating in California and the Department could take control of our California subsidiary's operations.

In order to provide us with liquidity, we have engaged an investment banking firm to assist us in the sale of all or part of our California operations. We believe that a sale of part of our California operations can generate sufficient liquidity to enable us to continue in business in California on a reduced scale. However, we cannot assure you that we will be successful in selling any of our operations or that any sale will generate sufficient proceeds.

We have also taken steps to reduce our operating losses, including improvements in our claims processing procedures, raising premiums for commercial and PPO coverage and reducing our work force.

In the event that we are not successful in raising the necessary cash and significantly improving our operating results, our California HMO may be subject to greater regulatory intervention, including a possible seizure of the California HMO.

At March 31, 2001, MLH was in compliance with the statutory new worth requirements in Missouri, where it is organized, but not in California. As a result, MLH may be prohibited from writing new business in California.

Our HMOs and MLH are subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. To the extent these subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Our proportionate share of the net assets of its subsidiaries that may not be transferred to us without the consent of a third party is referred to as "restricted net assets." Restricted net assets of these subsidiaries were $11.8 million at March 31, 2001 with deposit restrictions representing $3.0 million of the balance and net worth requirements in excess of deposit requirements representing the remainder. In addition to the $3.3 million in cash, cash equivalents and marketable securities held by us, approximately $700,000 in funds held by operating subsidiaries could be considered available for transfer to us at March 31, 2001.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under "Risk Factors" in our Report on Form 10-K for the year ended December 31, 2000 and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in both our Form 10-K and this Form 10-Q. Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond our control. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by us with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

As of March 31, 2001, we had approximately $78.2 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $2.3 million are classified as available-for-sale investments and restricted investments of $6.1 million are classified as held-to-maturity investments. Marketable securities include $1.6 million of warrants for the purchase of common stock of the TriZetto Group, Inc. ("TZG"). We have partnered with TZG to upgrade our management information systems. The value of these warrants is subject to considerable fluctuation based on the price of TZG's common shares. Our remaining investments are primarily in fixed income, investment grade securities. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2001, the Company did not have any outstanding bank borrowings or debt obligations.

PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

On March 14, 2001, the stockholders approved an amendment to our certificate of incorporation that effected a one-for-five reverse split. Action was taken by the written consent of the holders of 31,076,085 (pre-reverse split) shares of our common stock, which constituted 63.8% of our then outstanding shares of common stock.

Item 6:  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MAXICARE HEALTH PLANS, INC.
                                    ---------------------------
                                            (Registrant)


May 21, 2001                        /s/ Paul R. Dupee, Jr.
------------                        -------------------------------------------
    Date                            Paul R. Dupee, Jr., Chief Executive Officer


May 21, 2001                        /s/ Joseph W. White
------------                        -------------------------------------------
    Date                            Joseph W. White
                                    Controller and Interim Chief
                                    Financial Officer