Form 10-Q
period 2001-06-30
MAXICARE HEALTH PLANS INC
filed 2001-08-17
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended

June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:   0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

1149 South Broadway Street, Los Angeles, California	90015

(Address of principal executive offices)	(Zip Code)

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

Yes  [X]  No [  ]

Common Stock, $.01 par value — 9,741,926 shares outstanding as of August 15, 2001.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2001	2000

CURRENT ASSETS

Cash and cash equivalents	$47,489	$80,693

Marketable securities	375	3,400

Accounts receivable, net	18,338	35,428

Other current assets	3,601	1,883

TOTAL CURRENT ASSETS	69,803	121,404

PROPERTY AND EQUIPMENT

Leasehold improvements	5,436	5,488

Furniture and equipment	18,209	20,243

	23,645	25,731

Less accumulated depreciation and amortization	20,334	20,854

NET PROPERTY AND EQUIPMENT	3,311	4,877

LONG-TERM ASSETS

Restricted investments	1,026	6,118

Long-term receivables	476	497

Capitalized Computer Software net	314	475

TOTAL LONG-TERM ASSETS	1,816	7,090

TOTAL ASSETS	$74,930	$133,371

CURRENT LIABILITIES

Estimated claims and other health care costs payable	$67,529	$98,998

Accounts payable	7,161	978

Deferred income	784	8,049

Accrued salary expense	1,416	2,535

Other current liabilities	9,763	10,589

TOTAL CURRENT LIABILITIES	86,653	121,149

LONG-TERM LIABILITIES	4,433	5,081

TOTAL LIABILITIES	91,086	126,230

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98

Additional paid-in capital	283,466	283,442

Note receivable from shareholder	(2,887)	(2,842)

Accumulated deficit	(296,834)	(273,558)

Accumulated other comprehensive income (loss)	1	1

TOTAL SHAREHOLDERS’ EQUITY	(16,156)	7,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,930	$133,371

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES

Commercial premiums	$73,066	$109,033	$179,474	$217,218

Medicaid premiums	26,245	45,632	53,880	91,655

Medicare premiums	21,565	31,082	43,400	60,347

TOTAL PREMIUMS	120,876	185,747	276,754	369,220

Investment income	494	1,333	1,674	2,532

Other income	398	107	584	354

TOTAL REVENUES	121,768	187,187	279,012	372,106

EXPENSES

Physician services	46,782	70,064	108,432	138,286

Hospital services	41,950	67,138	99,135	134,298

Outpatient services	17,424	28,742	47,055	56,682

Other health care expense	5,086	5,701	10,822	10,163

TOTAL HEALTH CARE EXPENSES	111,242	171,645	265,444	339,429

Marketing general and administrative expenses	23,919	17,892	44,741	34,658

Depreciation and amortization	629	330	1,209	649

Excess of rehabilitated subsidiaries’ consolidated losses over amount of parent’s investment — Note 5	(9,106)		(9,106)

Charges for capitated provider contracts — Note 5		2,000		2,000

LOSS FROM OPERATIONS	(4,916)	(4,680)	(23,276)	(4,630)

NET LOSS	$(4,916)	$(4,680)	$(23,276)	$(4,630)

Basic:

Basic Earnings (Loss) Per Common Share	$(.50)	$(1.30)	$(2.39)	$(1.29)

Weighted average number of common shares outstanding	9,742	3,590	9,742	3,589

Diluted:

Diluted Earnings (Loss) Per Common Share	$(.50)	$(1.30)	$(2.39)	$(1.29)

Weighted average number of common and common dilutive potential shares outstanding	9,748	3,590	9,748	3,589

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months
	ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,276)	$(4,630)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	1,209	649

Benefit from deferred income taxes	—	(19)

Contract renegotiation and management settlement charges	3,971	(259)

Charges for capitated provider contracts	—	2,000

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	17,090	(3,647)

Increase (decrease) in estimated claims and other health care costs payable	(31,469)	17,952

Increase (decrease) in deferred income	(7,265)	621

Changes in other miscellaneous assets and liabilities	5,663	3,423

Net cash provided by (used for) operating activities	(34,077)	16,090

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(5,159)	(513)

Decrease in restricted investments	5,092	564

(Increase) decrease in long term receivables	21	(486)

Proceeds from sales and maturities of marketable securities	1,553	1,307

Purchases of marketable securities	(299)	(3,530)

Net cash provided by (used for) investing activities	1,208	(2,658)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations	(335)	(180)

Issuance of common stock	—	1,000

Net cash provided by (used for) financing activities	(335)	820

Net increase in cash and cash equivalents	(33,204)	14,252

Cash and cash equivalents at beginning of period	80,693	69,117

Cash and cash equivalents at end of period	$47,489	$83,369

Supplemental disclosures of cash flow information:

Cash paid during the year for - Interest	$100	$60

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income (Loss)	Total

Balances at December 31, 2000	9,742	$98	$283,442	$(2,842)	$(273,558)	$1	$7,141

Comprehensive income (loss) Net loss					(23,276)		(23,276)

Other comprehensive income, net of tax, related to unrealized gains on marketable securities						—	—

Comprehensive loss							(23,276)

Warrants issued in connection with professional services contract			24				24

Note receivable from shareholder				(45)			(45)

Balances at June 30, 2001	9,742	$98	$283,466	$(2,887)	$(296,834)	$1	$(16,156)

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. MHP owns and operates an HMO in California (the “California HMO”). Prior to May 4, 2001, MHP operated an HMO in Indiana (the “Indiana HMO”). The Indiana subsidiary owns Maxicare Life and Health Insurance Company (“MLH”), the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance (the “IDOI”). The California HMO is incorporated under the laws of the state of California and is primarily regulated by the California Department of Managed Health Care (the “DMHC”). MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance (the “MDOI”). On May 4, 2001, the IDOI placed the Indiana HMO into rehabilitation, effectively relieving MHP of all authority over the assets, liabilities and operations of the Indiana HMO and MLH. On May 25, 2001 the California HMO filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Act. Effective August 31, 2001 the California HMO will cease offering Medicare products. We have signed agreements to assign the California HMO’s Medi-Cal contracts to other health plans, although there can be no assurance that the agreements will be consummated (see “NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES”). We are considering various options for the disposition of our commercial California operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements include the operations of the Indiana HMO and MLH through May 3, 2001. The Consolidated Statements of Operations for the quarter and six months ended June 30, 2001 include a gain of $9.1 million realized by MHP upon the IDOI’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries and was recorded since MHP has no obligation to fund those losses.

For further information on MHP and subsidiaries (collectively “we” or the “Company”) and its accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 — REVERSE STOCK SPLIT

On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

NOTE 3 — REGULATORY ACTIONS/ BANKRUPTCY OF SUBSIDIARY

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. This action was the result of claims that were substantially in excess of our estimates during the fourth quarter of 2000 and the first quarter of 2001. On May 24, 2001 the MDOI placed MLH under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed MLH into conservatorship. MLH has been ordered to cease writing new business by the MDOI, CDOI and the IDOI. The result of these regulatory actions has been that MHP has effectively lost control of MLH and the Indiana HMO and that control of the operations, assets and liabilities of the Indiana HMO and MLH is now with various regulatory agencies.

On May 25, 2001 the DMHC issued an order appointing a conservator for the California HMO. Also on that date, the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the DMHC reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court.

NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first six months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at June 30, 2001 a consolidated working capital deficiency of approximately $16.9 million, and a deficiency in stockholders’ equity of approximately $16.2 million. Our losses are likely to continue beyond the second quarter of 2001.

Effective August 31, 2001 we will cease offering our Medicare product in California and all of our Medicare membership will be transferred to other carriers effective September 1, 2001. We have signed an agreement with Care 1st Health Plan (“Care 1st”) to assign our Los Angeles County Medi-Cal contracts to Care 1st in exchange for $15.0 million. We have also signed an agreement with Molina Healthcare of California (“Molina”) to assign our Medi-Cal Sacramento Geographic Managed Care contract to Molina in exchange for $900,000. Both of these agreements are subject to approval from various regulatory agencies as well as the United States Bankruptcy Court, and there can be no assurance that all necessary approvals will be given. We are considering various options for the disposition of our commercial California operations. We cannot assure you that we will be successful in selling any of our operations or that any sale will generate sufficient liquidity to allow a transfer of funds to MHP.

The California HMO is subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. Recent developments (see “NOTE 3 — REGULATORY ACTONS/BANKRUPTCY OF SUBSIDIARY”) make it highly unlikely that the California HMO will be able to transfer funds to MHP, if at all, before the consummation of a sale of all or part of its operations and the resolution of the California HMO’s bankruptcy action. MHP had approximately $1.4 million in cash, cash equivalents and marketable securities at June 30, 2001. It is unlikely that any funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001 a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of August 14, 2001. MHP has moved for summary judgment on this note and a hearing has been set for August 23, 2001. This note is presented as a reduction in shareholders’ equity on the consolidated balance sheets. MHP also holds certain claims against the United States Office of Personnel Management in regards to the underpayment of amounts due closed subsidiaries of MHP for health care coverage provided to Federal Employees. We have fully reserved for any of these potential recoveries due MHP in our consolidated balance sheet.

NOTE 5 — GAIN ON REHABILATATION OF SUBSIDIARIES AND CHARGES FOR CAPITATED PROVIDER CONTRACTS

As noted above (see “NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES”) the Consolidated Statements of Operations for the quarter and six months ended June 30, 2001 include a gain of $9.1 million realized by MHP upon the IDOI’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries and was recorded since MHP has no obligation to fund those deficits. In the second quarter of 2000 we reported $2.0 million of losses associated with certain of our capitated provider contracts.

NOTE 6 — LEGAL PROCEEDINGS

On or about June 25, 2001, the Commissioner of the IDOI, as the rehabilitator of the Indiana HMO, commenced an action in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom is a director of MHP, alleging, in substance, that the directors had breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and further alleging on various grounds that MHP is also liable for such failure. The complaint in the action asks for money damages but does not specify the amount of damages sought. No defendant has yet answered the complaint and no pre-trial discovery has been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We sustained a net loss of $4.9 million, or $.50 per share (basic and diluted), for the three months ended June 30, 2001 (the “June 2001 quarter”). For the three months ended June 30, 2000 (the “June 2000 quarter”) we had a net loss of $4.7 million, or $1.30 per share (basic and diluted). We sustained a loss of $23.3 million, or $2.39 per share (basic and diluted), for the six months ended June 30, 2001 (“June 2001 YTD”). For the six months ended June 30, 2000 (“June 2000 YTD”) we had a net loss of $4.6 million, or $1.29 per share (basic and diluted). Results of operations for the quarter and six months ended June 30, 2001 include a gain of $9.1 million realized by MHP upon the IDOI’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabiltitation. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries. Results of operations for the quarter and six months ended June 30, 2000 included $2.0 million of losses associated with certain of our capitated provider contracts

On May 4, 2001, the Commissioner of the Indiana Department of Insurance (“IDOI”) petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company (“MLH”), the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the IDOI. MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance (the “MDOI). On May 24, 2001, the MDOI placed MLH under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed MLH into conservatorship. MLH has been ordered to cease writing new business by both the MDOI, the CDOI and the IDOI. The result of these regulatory actions has been that MHP has effectively lost control of MLH and the Indiana HMO on May 4, 2001. Accordingly, results for the June 2001 quarter and June 2001 YTD include MLH and the Indiana only through May 3, 2001.

Our California HMO is primarily regulated by the California Department of Managed Health Care (the “DMHC”). On May 25, 2001, the DMHC issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5 2001, the California HMO and the DMHC reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court.

At June 30, 2001 and 2000 and December 31, 2000 membership of the California and Indiana HMOs was as follows. Membership includes lives underwritten by MLH at June 30, 2000 and December 31, 2000, which amounted to less than 3% of total membership at those dates.

As of June 30, 2001	COMMERCIAL	MEDICAID	MEDICARE	TOTAL	%

California	154,400	91,000	12,000	257,400	100.0%

As of December 31, 2000	COMMERCIAL	MEDICAID	MEDICARE	TOTAL	%

California	155,000	84,900	11,600	251,500	60.5%

Indiana	102,400	59,300	2,800	164,500	39.5%

Total Membership	257,400	144,200	14,400	416,000	100.0%

As of June 30, 2000	COMMERCIAL	MEDICAID	MEDICARE	TOTAL	%

California	144,600	96,800	12,600	254,000	59.0%

Indiana	109,900	60,300	6,100	176,300	41.0%

Total Membership	254,500	157,100	18,700	430,300	100.0%

June 30, 2000 data excludes membership of Maxicare Louisiana, Inc. which was sold effective August 1, 2000. Effective August 31, 2001 we will cease offering Medicare products.

Commercial premium revenues for the June 2001 quarter decreased by $36.0 million, or 33.0%, as compared to the June 2000 quarter. This decrease was a result of:

•	the placement of the Indiana HMO and MLH into rehabilitation on May 4, 2001. The Indiana HMO and MLH contributed $17.6 million of commercial revenue to the June 2001 quarter and $55.7 million of revenue to the June 2000 quarter (although these operations incurred significant losses prior to their placement into rehabilitation); and

•	the sale of our Louisiana HMO on August 1, 2000, which contributed commercial premium revenues of $5.5 million to June 2000 quarter results; offset in part by

•	an increase of $6.4 million in California commercial revenue due to a 6.7 % increase in enrollment and 5.7% increase in per member per month revenue.

Medicare premium revenues decreased by $9.5 million in the June 2001 quarter when compared to the June 2000 quarter reflecting the termination of our Louisiana business and our Indiana Medicare business, which contributed Medicare revenue of approximately $1.0 million and $8.7 million, respectively, to the June 2000 quarter.

Medicaid premium revenues declined by $19.4 million due to the placement of the Indiana HMO into rehabilitation (where Medicaid enrollment had already dropped substantially effective January 1, 2001) offset in part by a 10.6% increase in California Medicaid revenue on a PMPM basis.

Investment income was $.5 million in the June 2001 quarter versus $1.3 million in the June 2000 quarter due to lower cash and investment balances.

Health care expenses for the June 2001 quarter were $111.2 million as compared to $171.6 million for the June 2000 quarter, principally due to the placement of the Indiana HMO and MLH into rehabilitation. Health care costs were also lower on a PMPM basis, again due to the placement of the Indiana HMO and MLH into rehabilitation ( PMPM health care costs were higher for the Indiana HMO and MLH than for California).

Marketing, general and administrative expenses for the June 2001 quarter increased $6.0 million to $23.9 million as compared to $17.9 million for the June 2000 quarter. Charges associated with the anticipated restructuring of our contract for the outsourcing of management information systems with the Trizetto Group, Inc. contributed approximately $4.2 million to marketing, general and administrative expense for the June 2001 quarter, while consulting fees associated with various new internal initiatives contributed the remainder of the increase. Marketing, general and administrative expenses represented 19.8% and 9.6% of premium revenues for the second quarter of 2001 and 2000, respectively.

Commercial premium revenues for the June 2001 YTD decreased by $37.7 million, or 17.4%, as compared to the June 2000 YTD. This decrease was a result of:

•	the placement of the Indiana HMO and MLH into rehabilitation on May 4, 2001. The Indiana HMO and MLH contributed $70.2 million of commercial revenue to the June 2001 YTD and $110.1 million of revenue to the June 2000 YTD; and

•	the sale of our Louisiana HMO on August 1, 2000, which contributed commercial premium revenues of $11.0 million to June 2000 YTD results; offset in part by

•	an increase of $13.2 million in California commercial revenue due to a 5.1 % increase in enrollment and 7.5% increase in per member per month revenue.

Medicare premium revenues decreased by $16.9 million in the June 2001 YTD when compared to the June 2000 YTD reflecting the termination of our Louisiana business and our Indiana Medicare business, which contributed Medicare revenue of approximately $2.2 million and $17.0 million, respectively, to the June 2000 YTD.

Medicaid premium revenues declined by $37.8 million due to the placement of the Indiana HMO (where Medicaid enrollment had already dropped substantially effective January 1, 2001) into rehabilitation, offset in part by a 12.2% increase in California Medicaid revenue on a PMPM basis.

Investment income was $1.7 million in the June 2001 YTD versus $2.5 million in the June 2000 YTD due to lower cash and investment balances.

Health care expenses for the June 2001 YTD were $265.4 million as compared to $339.4 million for the June 2000 YTD, principally due to the placement of the Indiana HMO and MLH into rehabilitation.

Marketing, general and administrative expenses for the June 2001 YTD increased $10.0 million to $44.7 million as compared to $34.7 million for the June 2000 YTD, principally due to the previously mentioned information systems contract restructuring costs and consulting fees associated with various new internal initiatives. Marketing, general and administrative expenses represented 16.2% and 9.4% of premium revenues for the six months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first six months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at June 30, 2001, a consolidated working capital deficiency of approximately $16.9 million, and a deficiency in stockholders’ equity of approximately $16.2 million. Our losses may continue beyond the second quarter of 2001.

Effective August 31, 2001 we will cease offering our Medicare product in California and all of our Medicare membership will be transferred to other carriers effective September 1, 2001. We have signed an agreement with Care 1st Health Plan (“Care 1st”) to assign our Los Angeles County Medi-Cal contracts to Care 1st in exchange for $15.0 million. We have also signed an agreement with Molina Healthcare of California (“Molina”) to assign our Medi-Cal Sacramento Geographic Managed Care contract to Molina in exchange for $900,000. Both of these agreements are subject to approval from various regulatory agencies as well as the United States Bankruptcy Court, and there can be no assurance that all necessary approvals will be given. We are considering various options for the disposition of our commercial California operations. We cannot assure you that we will be successful in selling any of our operations or that any sale will generate sufficient liquidity to allow a transfer of funds to MHP.

The California HMO is subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. Recent developments (see “NOTE 3 — REGULATORY ACTONS/BANKRUPTCY OF SUBSIDIARY”) make it highly unlikely that the California HMO will be able to transfer funds to MHP before the consummation of a sale of all or part of its operations and the resolution of the California HMO’s bankruptcy action, if at all. MHP had approximately $1.4 million in cash, cash equivalents and marketable securities at June 30, 2001. It is unlikely that any funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001 note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of August 14, 2001. MHP has moved for summary judgment on this note and a hearing has been set for August 23, 2001. This note is presented as a reduction in shareholder’s equity on the consolidated balance sheets. MHP also holds certain claims against the United States Office of Personnel Management in regards to the underpayment of amounts due closed subsidiaries of MHP for health care coverage provided to Federal Employees. We have fully reserved for any of these potential recoveries due MHP on our consolidated balance sheet.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and incorporates by reference forward looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the discussions set forth under “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2000 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both our Form 10-K and this Form 10-Q. Such statements are based on certain assumptions and current expectations that involve a number of risks and uncertainties, many of which are beyond our control. These statements are forward looking and actual results could differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to disclosures in this and other documents filed by us with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2001, we had approximately $48.9 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $.4 million are classified as available-for-sale investments and restricted investments of $1.0 million are classified as held-to-maturity investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2001, the Company did not have any outstanding bank borrowings or debt obligations.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings.

On or about June 25, 2001, the Commissioner of the IDOI, as the rehabilitator of the Indiana HMO, commenced an action in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom is a director of MHP, alleging, in substance, that the directors had breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and further alleging on various grounds that MHP is also liable for such failure. The complaint in the action asks for money damages but does not specify the amount of damages sought. No defendant has yet answered the complaint and no pre-trial discovery has been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

Item 5: Other Information.

On August 14, 2001, our California HMO signed an agreement with Care 1st Health Plan pursuant to which the California HMO agreed to sell its Los Angeles Medi-Cal contracts to Care 1st for $15 million. The sale is subject to approval by California regulatory authorities and the bankruptcy court. Our Los Angeles Medi-Cal business accounted for approximately $45.3 million, or 16.4% of total premiums for the six months ended June 30, 2001, and approximately $80.5 million , or 11.1 % of total premiums for the year ended December 31, 2000.

Item 6: Exhibits and Reports on Form 8-K.

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

Report on Form 8-K, with an event date of May 25, 2001 was filed on June 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC.
(Registrant)

August 16, 2001	/s/	Paul R. Dupee, Jr.

Date	Paul R. Dupee, Jr., Chief Executive Officer

August 16, 2001	/s/	Joseph W. White

Date	Joseph W. White Controller and Interim Chief Financial Officer