Form 10-Q
period 2001-09-30
MAXICARE HEALTH PLANS INC
filed 2001-11-13
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1149 South Broadway Street, Los Angeles, California	90015

(Address of principal executive offices)	(Zip Code)

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

Yes  [X]      No [   ]

Common Stock, $.01 par value — 9,741,926 shares outstanding as of November 12, 2001.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$55,895	$80,693
Marketable securities	334	3,400
Accounts receivable, net	20,161	35,428
Other current assets	2,894	1,883

TOTAL CURRENT ASSETS	79,284	121,404

PROPERTY AND EQUIPMENT
Leasehold improvements	5,436	5,488
Furniture and equipment	18,234	20,243

	23,670	25,731
Less accumulated depreciation and amortization	20,679	20,854

NET PROPERTY AND EQUIPMENT	2,991	4,877

OTHER LONG-TERM ASSETS
Restricted investments	700	6,118
Long-term receivables	468	497
Capitalized computer software, net	258	475

TOTAL OTHER LONG-TERM ASSETS	1,426	7,090

TOTAL ASSETS	$83,701	$133,371

CURRENT LIABILITIES
Estimated claims and other health care costs payable	$76,372	$98,998
Accounts payable	7,453	978
Deferred income	656	8,049
Accrued salary expense	1,564	2,535
Other current liabilities	13,548	10,589

TOTAL CURRENT LIABILITIES	99,593	121,149
LONG-TERM LIABILITIES	3,819	5,081

TOTAL LIABILITIES	103,412	126,230

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,442
Note receivable from shareholder	(2,887)	(2,842)
Accumulated deficit	(300,391)	(273,558)
Accumulated other comprehensive income	3	1

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(19,711)	7,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,701	$133,371

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months		For the Nine months
	ended		ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES
Commercial premiums	$49,513	$106,192	$228,987	$323,410
Medicaid premiums	24,909	43,996	78,789	135,651
Medicare premiums	8,482	29,707	51,882	90,054

TOTAL PREMIUMS	82,904	179,895	359,658	549,115
Investment income	590	1,331	2,264	3,863
Other income	158	529	742	883

TOTAL REVENUES	83,652	181,755	362,664	553,861

EXPENSES
Physician services	30,593	70,389	139,025	208,675
Hospital services	23,144	62,721	122,279	197,019
Outpatient services	12,026	28,762	59,081	85,444
Other health care expense	3,595	5,200	14,417	15,363

TOTAL HEALTH CARE EXPENSES	69,358	167,072	334,802	506,501
Marketing, general and administrative expenses	17,413	19,564	62,154	54,222
Depreciation and amortization	438	403	1,647	1,052
Excess of rehabilitated subsidiaries’ liabilities over assets — Note 5			(9,106)
Charges for capitated provider contracts — Note 5		2,500		4,500

TOTAL EXPENSES	87,209	189,539	389,497	566,275

NET LOSS	$(3,557)	$(7,784)	$(26,833)	$(12,414)

Basic:
Basic Loss Per Common Share	$(.37)	$(2.08)	$(2.75)	$(3.39)

Weighted average number of common shares outstanding	9,742	3,745	9,742	3,666

Diluted Loss Per Common Share	$(.37)	$(2.08)	$(2.75)	$(3.39)

Weighted average number of common and common dilutive potential shares outstanding	9,742	3,745	9,742	3,666

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,833)	$(12,414)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,647	1,052
Benefit from deferred income taxes	—	(19)
Excess of rehabilitated subsidiaries’ liabilities over assets	(9,106)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,017	(3,507)
Increase (decrease) in estimated claims and other health care costs payable	14,261	15,819
Decrease in deferred income	(7,334)	(9,598)
Changes in other miscellaneous assets and liabilities	17,029	5,628

Net cash used for operating activities	(6,319)	(3,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash surrendered in rehabilitation of subsidiaries	(14,094)
Purchases of property and equipment	(5,200)	(1,295)
Decrease in restricted investments	308	1,843
(Increase) decrease in long term receivables	18	(486)
Proceeds from sales and maturities of marketable securities	1,221	4,483
Purchases of marketable securities	(299)	(3,533)

Net cash provided by investing activities	(18,046)	1,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(433)	(275)
Issuance of common stock	—	1,000

Net cash provided by (used for) financing activities	(433)	725

Net decrease in cash and cash equivalents	(24,798)	(1,302)
Cash and cash equivalents at beginning of period	80,693	69,117

Cash and cash equivalents at end of period	$55,895	$67,815

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$136	$83
Capital lease obligations incurred	$114	$813
Assets of rehabilitated subsidiaries	$34,429
Liabilities of rehabilitated subsidiaries	(43,535)

Excess of rehabilitated subsidiaries’ liabilities over assets	$(9,106)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income	Total

Balances at December 31, 2000	9,742	$98	$283,442	$(2,842)	$(273,558)	$1	$7,141
Net loss					(26,833)		(26,833)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						2	2

Comprehensive loss							(26,831)
Warrants issued in connection with professional services contract			24				24
Note receivable from shareholder				(45)			(45)

Balances at September 30, 2001	9,742	$98	$283,466	$(2,887)	$(300,391)	$3	$(19,711)

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. MHP owns and operates an HMO in California (the “California HMO”).

Prior to May 4, 2001, MHP operated an HMO in Indiana (the “Indiana HMO”). The Indiana subsidiary owns Maxicare Life and Health Insurance Company (“MLH”), the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance (the “IDOI”). MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance (the “MDOI”). On May 4, 2001, the IDOI placed the Indiana HMO into rehabilitation, effectively relieving MHP of all authority over the assets, liabilities and operations of the Indiana HMO and MLH. MLH will cease offering all products effective December 31, 2001.

The California HMO is incorporated under the laws of the state of California and is primarily regulated by the California Department of Managed Health Care (the “DMHC”). On May 25, 2001 the California HMO filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Act. Effective August 31, 2001, the California HMO terminated its Medicare product. The California HMO has entered into agreements to assign its Medi-Cal contracts to other health plans, although there can be no assurance that the agreements will be consummated (see “NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES”). The California HMO will cease offering all products effective December 31, 2001.

As of January 1, 2002, we will have no continuing operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements include the operations of the Indiana HMO and MLH through May 3, 2001. The Consolidated Statements of Operations for the nine months ended September 30, 2001 include a gain of $9.1 million realized by MHP in the second quarter of 2001 upon the IDOI’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries and was recorded since MHP has no obligation to fund those losses.

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

NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first nine months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at September 30, 2001 a consolidated working capital deficiency of approximately $20.3 million, and a deficiency in stockholders’ equity of approximately $19.7 million.

Effective August 31, 2001 we terminated our Medicare product in California and all of our Medicare members were transferred to other carriers effective September 1, 2001. We have signed an agreement with Care 1st Health Plan (“Care 1st”) to assign our Los Angeles County Medi-Cal contracts to Care 1st in exchange for $15.0 million. We have also signed an agreement with Molina Healthcare of California (“Molina”) to assign our Medi-Cal Sacramento Geographic Managed Care contract to Molina in exchange for $900,000. Although the United States Bankruptcy Court and various regulatory agencies have approved these agreements, we cannot give any assurance that the sales will be consummated or that the sales will generate any funds for MHP. We are terminating our California commercial operations (for both the California HMO and MLH) effective December 31, 2001. As of January 1, 2002, we will have no continuing operations.

The California HMO is subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. Recent developments (see “NOTE 3 — REGULATORY ACTIONS/BANKRUPTCY OF SUBSIDIARY”) make it highly unlikely that the California HMO will be able to transfer funds to MHP, if at all, before the consummation of a sale of all or part of its operations and the resolution of the California HMO’s bankruptcy action. MHP had approximately $150,000 in cash, cash equivalents and marketable securities at September 30, 2001. It is unlikely that any funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001 a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of November 12, 2001. MHP commenced an action in California state court to collect on the note, and on October 18, 2001 the court granted summary adjudication in favor of MHP. Certain counterclaims of the former executive in that action remain pending. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

MHP also holds certain claims against the United States Office of Personnel Management in regards to the underpayment of amounts due closed subsidiaries of MHP for health care coverage provided to Federal employees. We have fully reserved for any of these potential recoveries due MHP in our consolidated balance sheets.

MHP has defaulted in making the October, 2001 payment of approximately $43,000 due a former executive under his consulting agreement with the company. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003. The former executive has not to date made such election.

NOTE 5 — GAIN ON REHABILITATION OF SUBSIDIARIES AND CHARGES FOR CAPITATED PROVIDER CONTRACTS

As noted above (see “NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES”) the Consolidated Statements of Operations for the nine months ended September 30, 2001 include a gain of $9.1 million realized by MHP in the second quarter of 2001 upon the IDOI’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries and was recorded since MHP has no obligation to fund those deficits. In the third quarter of 2000 and for the nine months ended September 30, 2000 we reported losses associated with certain of our capitated provider contracts of $2.5 million and $4.5 million, respectively.

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

RESULTS OF OPERATIONS

We sustained a net loss of $3.6 million, or $.37 per share (basic and diluted), for the three months ended September 30, 2001 (the “September 2001 quarter”). For the three months ended September 30, 2000 (the “September 2000 quarter”) we had a net loss of $7.8 million, or $2.08 per share (basic and diluted). We sustained a loss of $26.8 million, or $2.75 per share (basic and diluted), for the nine months ended September 30, 2001 (“September 2001 YTD”). For the nine months ended September 30, 2000 (“September 2000 YTD”) we had a net loss of $12.4 million, or $3.39 per share (basic and diluted). The net loss for September 2001 YTD reflects a gain of $9.1 million realized by MHP upon the placement by the IDOI of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation. This gain represents the amount by which consolidated losses of those entities through May 3, 2001 exceeded MHP’s investment in those subsidiaries. Results of operations for the quarter and nine months ended September 30, 2000 included charges of $2.5 million and $4.5 million, respectively, associated with certain of our capitated provider contracts.

The California HMO terminated its Medicare line of business effective August 31, 2001. Effective November 30, 2001 the California HMO anticipates assigning its Medi-Cal contracts to other health plans. Effective December 31, 2001 the California HMO will cease offering its commercial products and has begun to allow employer groups that wish to do so to terminate their relationships with us immediately. At January 1, 2002, we will have no continuing operations. As a result of these events, premium revenue for the fourth quarter will drop substantially.

On May 4, 2001, the Commissioner of the IDOI petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company (“MLH”), the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the IDOI. MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance (the “MDOI”). On May 24, 2001, the MDOI placed MLH under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed MLH into conservatorship. MLH has been ordered to cease writing new business by the MDOI, the CDOI and the IDOI. As a result, MHP has effectively lost control of MLH and the Indiana HMO on May 4, 2001. Accordingly, results for the September 2001 quarter exclude MLH and Indiana HMO and results for September 2001 YTD include MLH and the Indiana HMO only through May 3, 2001. MLH will cease offering all products effective December 31, 2001.

Our California HMO is primarily regulated by the DMHC. On May 25, 2001, the DMHC issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5,2001, the California HMO and the DMHC reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court.

Commercial premium revenues for the September 2001 quarter decreased by $56.7 million, or 53.4%, as compared to the September 2000 quarter. This decrease was a result of:

•	the placement of the Indiana HMO and MLH into rehabilitation on May 4, 2001. The Indiana HMO and MLH contributed $56.3 million of commercial revenue to the September 2000 quarter; and

•	the sale of our Louisiana HMO on August 1, 2000, which contributed commercial premium revenues of $1.9 million to the September 2000 quarter; offset in part by

•	an increase of $1.9 million in California commercial revenue due to a 10.8 % increase in per member per month revenue offset in part by a 6.1% decrease in membership.

Medicare premium revenues decreased by $21.2 million in the September 2001 quarter when compared to the September 2000. The Indiana Medicare line of business (terminated December 31, 2000) and the Louisiana Medicare line of business (sold effective July 31, 2000) contributed revenue to the September 2000 quarter of $7.9 million and $.4 million, respectively. The California Medicare line of business (terminated August 31, 2001) contributed $21.4 million in revenue to the September 2000 quarter and only $8.5 million in revenue to the September 2001 quarter.

Medicaid premium revenues declined by $19.1 million due to the placement of the Indiana HMO into rehabilitation offset in part by a 10.9% increase in California Medicaid revenue on a PMPM basis.

Investment income was $.6 million in the September 2001 quarter versus $1.3 million in the September 2000 quarter due to lower cash and investment balances.

Health care expenses for the September 2001 quarter were $69.4 million as compared to $167.1 million for the September 2000 quarter, principally due to the placement of the Indiana HMO and MLH into rehabilitation. Health care costs were also lower on a PMPM basis, again due to the placement of the Indiana HMO and MLH into rehabilitation. PMPM health care costs were higher for the Indiana HMO and MLH than for California.

Marketing, general and administrative expenses for the September 2001 quarter decreased $2.2 million to $17.4 million as compared to $19.6 million for the September 2000 quarter as a result of the Company’s wind-down of operations. Marketing, general and administrative expenses represented 21.0% and 10.9% of premium revenues for the third quarter of 2001 and 2000, respectively.

Commercial premium revenues for the September 2001 YTD decreased by $94.4 million, or 29.2%, as compared to the September 2000 YTD. This decrease was a result of:

•	the placement of the Indiana HMO and MLH into rehabilitation on May 4, 2001. The Indiana HMO and MLH contributed $70.2 million of commercial revenue to the September 2001 YTD and $166.5 million of revenue to the September 2000 YTD; and

•	the sale of our Louisiana HMO on August 1, 2000, which contributed commercial premium revenues of $12.8 million to September 2000 YTD results; offset in part by

•	an increase of $15.8 million in California commercial revenue due to a 1.6 % increase in enrollment and a 9.3% increase in per member per month revenue.

Medicare premium revenues decreased by $38.2 million in the September 2001 YTD when compared to the September 2000 YTD. The Indiana Medicare line of business and the Louisiana Medicare line of business contributed revenue to the September 2000 YTD of $24.9 million and $2.5 million, respectively. The California Medicare line of business contributed $62.7 million in revenue to the September 2000 YTD and $51.9 million in revenue to the September 2001 YTD.

Medicaid premium revenues declined by $56.9 million in the September YTD due to the placement of the Indiana HMO into rehabilitation, offset in part by an 11.8% increase in California Medicaid revenue on a PMPM basis.

Investment income was $2.3 million in the September 2001 YTD versus $3.9 million in the September 2000 YTD due to lower cash and investment balances.

Health care expenses for the September 2001 YTD were $334.8 million as compared to $506.5 million for the September 2000 YTD, principally due to the placement of the Indiana HMO and MLH into rehabilitation.

Marketing, general and administrative expenses for the September 2001 YTD increased $8.0 million to $62.2 million as compared to $54.2 million for the September 2000 YTD, principally due to information systems contract restructuring costs and consulting fees associated with various new internal initiatives. Marketing, general and administrative expenses represented 17.3% and 9.9% of premium revenues for the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first nine months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at September 30, 2001, a consolidated working capital deficiency of approximately $20.3 million, and a deficiency in stockholders’ equity of approximately $19.7 million. As a result of these losses, which resulted in the placement of our Indiana HMO into rehabilitation and the bankruptcy of our California HMO, our operations will be discontinued as of December 31, 2001.

Effective August 31, 2001 we terminated our Medicare product in California and all of our Medicare membership was transferred to other carriers effective September 1, 2001. We have signed an agreement with Care 1st Health Plan (“Care 1st”) to assign our Los Angeles County Medi-Cal contracts to Care 1st in exchange for $15.0 million. We have also signed an agreement with Molina Healthcare of California (“Molina”) to assign our Medi-Cal Sacramento Geographic Managed Care contract to Molina in exchange for $900,000. Although the United States Bankruptcy Court and various regulatory agencies have approved these agreements, we cannot give any assurance that the sales will be consummated or that the sales will generate any funds for MHP. We are terminating our California commercial operations (for both the California HMO and MLH) effective December 31, 2001. As of January 1, 2002, we will have no continuing operations.

The California HMO is subject to state regulations that require compliance with certain statutory deposit, dividend distribution and net worth requirements. Recent developments (see “NOTE 3 — REGULATORY ACTIONS/BANKRUPTCY OF SUBSIDIARY”) make it highly unlikely that the California HMO will be able to transfer funds to MHP before the consummation of a sale of all or part of its operations and the resolution of the California HMO’s bankruptcy action, if at all. MHP had approximately $150,000 in cash, cash equivalents and marketable securities at September 30, 2001. It is unlikely that any funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001 a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of November 12, 2001. MHP commenced an action in California state court to collect on the note, and on October 18, 2001 the court granted summary adjudication in favor of MHP. Certain counterclaims of the former executive in that action remain pending. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

MHP also holds certain claims against the United States Office of Personnel Management in regards to the underpayment of amounts due closed subsidiaries of MHP for health care coverage provided to Federal employees. We have fully reserved for any of these potential recoveries due MHP on our consolidated balance sheet.

MHP has defaulted in making the October, 2001 payment of approximately $43,000 due a former executive under his consulting agreement with the company. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003. The former executive has not to date made such election.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2001, we had approximately $56.9 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $.3 million are classified as available-for-sale investments and restricted investments of $.7 million are classified as held-to-maturity investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2001, the Company did not have any outstanding bank borrowings or debt obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

November 12, 2001	/s/	Paul R. Dupee, Jr.

Date Paul R. Dupee, Jr., Chief Executive Officer

November 12, 2001	/s/	Joseph W. White

Date Joseph W. White Controller and Interim Chief Financial Officer