Form 10-Q/A
period 2001-06-30
MAXICARE HEALTH PLANS INC
filed 2002-04-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,257	$8,159
Marketable securities	335	2,078
Accounts receivable, net	2,136	10
Other current assets	2,146	660

TOTAL CURRENT ASSETS	8,874	10,907

PROPERTY AND EQUIPMENT
Furniture and equipment	2,522	2,430
Less accumulated depreciation and amortization	1,100	859

NET PROPERTY AND EQUIPMENT	1,422	1,571

LONG-TERM ASSETS
Restricted investments	726	720
Net assets of discontinued operations		11,042

TOTAL LONG-TERM ASSETS	726	11,762

TOTAL ASSETS	$11,022	$24,240

CURRENT LIABILITIES
Estimated claims and other health care costs payable	$2,008	$2,420
Accounts payable	2,228	603
Deferred income	238
Accrued salary expense	323	1,402
Other current liabilities	8,226	7,582

TOTAL CURRENT LIABILITIES	13,023	12,007
LONG-TERM LIABILITIES	4,431	5,092

TOTAL LIABILITIES	17,454	17,099

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,442
Note receivable from shareholder	(2,887)	(2,842)
Accumulated deficit	(287,110)	(273,558)
Accumulated other comprehensive income	1	1

TOTAL SHAREHOLDERS’ EQUITY	(6,432)	7,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(11,022)	$24,240

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues
Premiums	$792	$576	$1,049	$1,067
Investment income	58	74	177	146
Inter-company service agreement income		3,364		6,023
Other income	396	102	662	340

Total Revenues	1,246	4,116	1,888	7,576

Expenses
Health care expenses	813	433	939	1,098
Salary, general and administrative expenses	2,706	3,685	2,367	6,736
Depreciation and amortization	342	203	462	403
Charges for litigation and management settlements

Total Expenses	3,861	4,321	3,768	8,237

Loss from continuing operations before income taxes	(2,615)	(205)	(1,880)	(661)
Income tax provision

Loss from continuing operations	(2,615)	(205)	(1,880)	(661)

Discontinued operations
Loss from discontinued operations	(9,000)	(4,475)	(28,095)	(3,969)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	16,423		16,423

Income (loss) from discontinued operations	7,423	(4,475)	(11,672)	(3,969)

Net income (loss)	$4,808	$(4,680)	$(13,552)	$(4,630)

Net income (loss) per common share:
Basic income (loss) per common share:
Continuing operations	$(.27)	$(.06)	$(.19)	$(.18)

Discontinued operations	$.76	$(1.24)	$(1.20)	$(1.11)

Weighted average number of common shares outstanding	9,742	3,590	9,742	3,589

Diluted income (loss) per common share:
Continuing operations	$(.27)	$(.06)	$(.19)	$(.18)

Discontinued operations	$.76	$(1.24)	$(1.20)	$(1.11)

Weighted average number of common and common dilutive potential shares outstanding	9,742	3,590	9,742	3,589

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income (Loss)	Total

Balances at December 31, 2000	9,742	$98	$283,442	$(2,842)	$(273,558)	$1	$7,141
Comprehensive income (loss): Net loss					(13,552)		(13,552)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						—	—

Comprehensive loss (restated)							(13,552)
Warrants issued in connection with professional services contract			24				24
Note receivable from shareholder				(45)			(45)

Balances at June 30, 2001	9,742	$98	$283,466	$(2,887)	$(287,110)	$1	$(6,432)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(13,552)	$(4,630)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,063	649
Benefit from deferred income taxes		(19)
Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	(16,423)
Loss contracts, divestiture costs, litigation, management settlement and other charges		(259)
Charges for capitated provider contracts		2,000
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
(Increase) decrease in accounts receivable	6,268	(3,647)
Increase (decrease) in estimated claims and other health care costs payable	(5,011)	17,952
Increase (decrease) in deferred income	(5,664)	621
Changes in other miscellaneous assets and liabilities	3,661	3,423

Net cash provided by (used for) operating activities	(29,658)	16,090

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	(42,040)
Purchases of property and equipment and intangible Assets	(5,256)	(513)
(Increase) decrease in restricted investments	(18)	564
Increase in long-term receivables		(486)
Proceeds from sales and maturities of marketable Securities	1,201	1,307
Purchases of marketable securities	(299)	(3,530)

Net cash used for investing activities	(46,412)	(2,658)

Cash Flows from Financing Activities:
Issuance of common stock		1,000
Payments on capital lease obligations	(366)	(180)

Net cash provided by (used for) financing activities	(366)	820

Net increase (decrease) in cash and cash equivalents	(76,436)	14,252
Cash and cash equivalents at beginning of period	80,693	69,117

Cash and cash equivalents at end of period	$4,257	$83,369

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest	$88	$60
Supplemental schedule of non-cash investing activities:
Liabilities of rehabilitated and bankrupt subsidiaries	$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash	42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash	58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered	42,040

Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	$(16,423)

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Restatement/Reclassification

The accompanying financial statements reflect a restatement from those originally submitted for the second quarter and year-to-date as of June 30, 2001. The restatement is the result of the deconsolidation of the results of operations, cash flows, assets and liabilities of our California HMO effective May 25, 2001 (see “Basis of Presentation”). The deconsolidation is the result of the bankruptcy of the California HMO on that date. The statements originally filed included the results of operations, cash flows and assets and liabilities of the California HMO in consolidation subsequent to May 25, 2001. The net impact of the restatement is to report net income for the quarter ended June 30, 2001 of $4.8 million as compared to a loss of $4.9 million as originally reported. The impact upon the six months ended June 30, 2001 is to reduce the loss reported to $13.6 million from $23.3 million.

The accompanying statements also reflect the accounting treatment of our managed care business as discontinued operations (see “Discontinued Operations”).

Additionally, portions of the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis have been revised to reflect the termination of substantially all of our operations effective January 1, 2002.

Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. MHP owns and operates an HMO in California (the “California HMO”). Prior to May 4, 2001, MHP operated an HMO in Indiana (the “Indiana HMO”). The Indiana subsidiary owns Maxicare Life and Health Insurance Company (“MLH”), the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. The California HMO is incorporated under the laws of the state of California and is primarily regulated by the California Department of Managed Health Care. MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. On May 25, 2001 the California HMO filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Act. Effective August 31, 2001 the California HMO will cease offering Medicare products. We have signed agreements to assign the California HMO’s Medi-Cal contracts to other health plans, although there can be no assurance that the agreements will be consummated (see “NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES”).

As of January 1, 2002 we will have no continuing operations.

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

Basis of Consolidation and Gain on Disposition of Subsidiaries

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements include the operations and accounts of the Indiana HMO and MLH only through May 3, 2001 and the California HMO only through May 24, 2001. The Consolidated Statements of Operations for the six months ended June 30, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and MLH) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries. The gain was recorded since MHP has no obligation to fund the losses of those subsidiaries to the extent such losses exceed MHP’s investment in the subsidiaries.

Discontinued Operations

The impact of the placement of the Indiana HMO (of which MLH is a subsidiary) into rehabilitation on May 4, 2001 and the Bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and MLH as discontinued operations in the preparation of these financial statements (see “Note 5 — Discontinued Operations”). Our remaining operations consist of Health Care Assurance Company, Ltd., (“HCAC”) a captive insurer that provides certain insurance coverage to MHP and its subsidiaries and our administration of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Although our remaining operations (parent, HCAC and the AIM program) are insignificant in size, financially dependent upon the operations of the California and Indiana HMOs, and may also be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

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

NOTE 3 — REGULATORY ACTIONS/ BANKRUPTCY OF SUBSIDIARY

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. This action was the result of claims that were substantially in excess of our estimates during the fourth quarter of 2000 and the first quarter of 2001. On May 24, 2001 the Missouri Department of Insurance placed MLH under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed MLH into conservatorship. MLH has been ordered to cease writing new business by the Missouri Department of Insurance, CDOI and the Indiana Department of Insurance.

On May 25, 2001 the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date, the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court.

NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first six months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at June 30, 2001 a consolidated working capital deficiency of approximately $4.1 million, and a deficiency in stockholders’ equity of approximately $6.5 million. Our losses are continuing beyond the second quarter of 2001, and it is likely that our remaining operations will be terminated.

MHP had approximately $1.4 million in cash, cash equivalents and marketable securities at June 30, 2001. No funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

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

NOTE 5 — DISCONTINUED OPERATIONS

As a result of the rehabilitation of the Indiana HMO and MLH, and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the Louisiana HMO through its sale date on August 1, 2000; the Indiana HMO and MLH through its rehabilitation date of May 3, 2001; and the California HMO through its bankruptcy filing on May 25, 2001, are included in discontinued operations.

The operating results of the discontinued operations for six months ended June 30, 2001 and 2000 are summarized as follows:

	2001	2000

Revenues	$237,243	$371,759
Expenses	265,338	375,728

Loss from discontinued operations	(28,095)	(3,969)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets — Note 2	16,423

Loss from discontinued operations	$(11,672)	$(3,969)

In the second quarter of 2000, expenses include a $2.0 million charge for losses associated with certain of our capitated provider arrangements.

The net assets (liabilities) of discontinued operations as of June 30, 2001 and December 31, 2000 are summarized as follows:

	June 30,	December 31,
	2001	2000

Current assets	$—	$110,497
Property and equipment	—	3,306
Long-term assets	—	6,370
Current liabilities	—	(109,131)

Net assets of discontinued operations	$0	$11,042

NOTE 6 — LEGAL PROCEEDINGS

On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance, as the rehabilitator of the Indiana HMO, commenced an action in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom is a director of MHP, alleging, in substance, that the directors had breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and further alleging on various grounds that MHP is also liable for such failure. The complaint in the action asks for money damages but does not specify the amount of damages sought. No defendant has yet answered the complaint and no pre-trial discovery has been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS, REHABILITATION AND BANKRUPTCY

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. MLH is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 24, 2001, the Missouri Department of Insurance placed MLH under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance placed MLH into conservatorship. MLH has been ordered to cease writing new business by both the Missouri Department of Insurance, the California Department of Insurance and the Indiana Department of Insurance. As a result of these events, results for the quarter and six months ended June 30, 2001, include MLH and the Indiana only through May 3, 2001.

Our California HMO is primarily regulated by the California Department of Managed Health Care. On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court. As a result of these events, results for the quarter and six months ended June 30, 2001 include California only through May 24, 2001.

The placement of the Indiana HMO into rehabilitation and the Bankruptcy filing of the California HMO have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and MLH as discontinued operations in the preparation of our financial statements. Our remaining operations consist of Health Care Assurance Company, Ltd., (“HCAC”) a captive insurer that provides certain insurance coverage to MHP and its subsidiaries and our administration of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Although our remaining operations are insignificant in size, financially dependent upon our California and Indiana HMOs, and may also be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

We reported a net loss of $2.6 million, or $.27 per share (basic and diluted), from continuing operations for the three months ended June 30, 2001. For the three months ended June 30, 2000 we had a net loss of $.2 million, or $.06 per share (basic and diluted) from continuing operations. We sustained a loss of $1.9 million, or $.19 per share (basic and diluted), from continuing operations for the six months ended June 30, 2001. For the six months ended June 30, 2000 we had a net loss of $.7 million, or $.18 per share (basic and diluted) from continuing operations. Results of discontinued operations for the quarter and six months ended June 30, 2001 include a gain of $16.4 million realized by MHP upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation (Indiana) or bankruptcy (California).

LIQUIDITY AND CAPITAL RESOURCES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first six months of 2001 and resulted in the placement of our Indiana HMO and MLH into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at June 30, 2001, a consolidated working capital deficiency of approximately $4.1 million, and a deficiency in stockholders’ equity of approximately $6.5. Our losses are continuing beyond the second quarter of 2001, and it is likely that our remaining operations will be terminated.

MHP had approximately $1.4 million in cash, cash equivalents and marketable securities at June 30, 2001. No funds were available for transfer to MHP from any operating subsidiary at that date. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

FORWARD LOOKING STATEMENTS

The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2001 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2001, we had approximately $5.3 million in cash and cash equivalents, marketable securities and restricted investments. Marketable securities of $.3 million are classified as available-for-sale investments and restricted investments of $.7 million are classified as held-to-maturity investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2001, the Company did not have any outstanding bank borrowings or debt obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

April 12, 2002 Date	/s/	Paul R. Dupee, Jr.

Paul R. Dupee, Jr., Chief Executive Officer

April 12, 2002 Date	/s/	Joseph W. White

Joseph W. White Chief Financial Officer