Form 10-Q/A
period 2001-09-30
MAXICARE HEALTH PLANS INC
filed 2002-04-15
CIK 722573

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,413	$8,159
Marketable securities	327	2,078
Accounts receivable, net	1,157	10
Other current assets	1,714	660

TOTAL CURRENT ASSETS	7,611	10,907

PROPERTY AND EQUIPMENT
Furniture and equipment	2,544	2,430
Less accumulated depreciation and amortization	1,222	859

NET PROPERTY AND EQUIPMENT	1,322	1,571

OTHER LONG-TERM ASSETS
Restricted investments		720
Net assets of discontinued operations		11,042

TOTAL OTHER LONG-TERM ASSETS	0	11,762

TOTAL ASSETS	$8,933	$24,240

CURRENT LIABILITIES
Estimated claims and other health care costs payable	$2,794	$2,420
Accounts payable	1,307	603
Deferred income	175
Accrued salary expense	273	1,402
Other current liabilities	7,767	7,582

TOTAL CURRENT LIABILITIES	12,316	12,007
LONG-TERM LIABILITIES	3,816	5,092

TOTAL LIABILITIES	16,132	17,099

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,442
Note receivable from shareholder	(2,887)	(2,842)
Accumulated deficit	(287,879)	(273,558)
Accumulated other comprehensive income	3	1

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(7,199)	7,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,933	$24,240

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Premiums	$1,018	$648	$2,067	$1,715
Investment income	61	86	239	232
Inter-company service agreement income		2,330		8,353
Other income	155	(183)	816	157

Total Revenues	1,234	2,881	3,122	10,457

Expenses
Health care expenses	791	454	1,730	1,552
Salary, general and administrative expenses	1,089	5,070	3,457	11,806
Depreciation and amortization	122	279	584	682
Charges for litigation and management settlements

Total Expenses	2,002	5,803	5,771	14,040

Loss from continuing operations before income taxes	(768)	(2,922)	(2,649)	(3,583)
Income tax provision

Loss from continuing operations	(768)	(2,922)	(2,649)	(3,583)

Discontinued operations
Loss from discontinued operations		(4,862)	(28,095)	(8,831)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets			16,423

Loss from discontinued operations		(4,862)	(11,672)	(8,831)

Net loss	$(768)	$(7,784)	$(14,321)	$(12,414)

Net loss per common share:
Basic loss per common share:
Continuing operations	$(.08)	$(.78)	$(.27)	$(.98)

Discontinued operations	$.00	$(1.30)	$(1.20)	$(2.41)

Weighted average number of common shares outstanding	9,742	3,745	9,742	3,666

Diluted loss per common share:
Continuing operations	$(.08)	$(.78)	$(.27)	$(.98)

Discontinued operations Diluted Loss Per Common Share	$.00	$(1.30)	$(1.20)	$(2.41)

Weighted average number of common and common dilutive potential shares outstanding	9,742	3,745	9,742	3,666

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income	Total

Balances at December 31, 2000	9,742	$98	$283,442	$(2,842)	$(273,558)	$1	$7,141
Net loss					(14,321)		(14,321)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						2	2

Comprehensive loss							(14,319)
Warrants issued in connection with professional services contract			24				24
Note receivable from shareholder				(45)			(45)

Balances at September 30, 2001	9,742	$98	$283,466	$(2,887)	$(287,879)	$3	$(7,199)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(14,321)	$(12,414)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,185	1,052
Benefit from deferred income taxes		(19)
Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	(16,423)
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
(Increase) decrease in accounts receivable	7,247	(3,507)
Increase (decrease) in estimated claims and other health care costs payable	(4,225)	15,819
Decrease in deferred income	(5,727)	(9,598)
Changes in other miscellaneous assets and liabilities	2,031	5,628

Net cash used for operating activities	(30,233)	(3,039)

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	(42,040)
Purchases of property and equipment and intangible assets	(5,256)	(1,295)
Decrease in restricted investments	708	1,843
Increase in long-term receivables		(486)
Proceeds from sales and maturities of marketable securities	1,211	4,483
Purchases of marketable securities	(299)	(3,533)

Net cash provided by (used for) investing activities	(45,676)	1,012

Cash Flows from Financing Activities:
Issuance of common stock		1,000
Payments on capital lease obligations	(371)	(275)

Net cash provided by (used for) financing activities	(371)	725

Net decrease in cash and cash equivalents	(76,280)	(1,302)
Cash and cash equivalents at beginning of period	80,693	69,117

Cash and cash equivalents at end of period	$4,413	$67,815

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in thousands)
(Unaudited)

	For the nine months ended
	September 30,

	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest	$98	$83
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets	$114	$813
Liabilities of rehabilitated and bankrupt subsidiaries	$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash	42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash	58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered	42,040

Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	$(16,423)

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Restatement/Reclassification

The accompanying financial statements reflect a restatement from those originally submitted for the third quarter and year-to-date as of September 30, 2001. The restatement is the result of the deconsolidation of the results of operations, cash flows, assets and liabilities of our California HMO effective May 25, 2001 (see “Basis of Presentation”). The deconsolidation is the result of the bankruptcy of the California HMO on that date. The statements originally filed included the results of operations, cash flows and assets and liabilities of the California HMO in consolidation subsequent to May 25, 2001. The net impact of the restatement is to reduce the loss reported for the quarter ended September 30, 2001 to $0.8 million from $3.6 million as originally reported. The impact upon the nine months ended September 30, 2001 is to reduce the loss reported to $14.3 million from $26.9 million.

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

Prior to May 4, 2001, MHP operated an HMO in Indiana (the “Indiana HMO”). The Indiana subsidiary owns Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. Maxicare Life and Health Insurance Company is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance.

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

Basis of Consolidation and Gain on Disposition of Subsidiaries

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements include the operations and accounts of the Indiana HMO and Maxicare Life and Health Insurance Company only through May 3, 2001 and the California HMO only through May 24, 2001. The Consolidated Statements of Operations for the six months ended June 30, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, into rehabilitation and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance

Company) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries. The gain was recorded since MHP has no obligation to fund the losses of those subsidiaries to the extent such losses exceed MHP’s investment in the subsidiaries.

All significant intercompany balances and transactions have been eliminated.

Discontinued Operations

The impact of the placement of the Indiana HMO (of which Maxicare Life and Health Insurance Company is a subsidiary) into rehabilitation on May 4, 2001 and the Bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company as discontinued operations in the preparation of these financial statements (see “Note 5 — Discontinued Operations”). Our remaining operations consist of Health Care Assurance Company, Ltd., (“HCAC”) a captive insurer that provides certain insurance coverage to MHP and its subsidiaries and our administration of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Although our remaining operations (parent, HCAC and the AIM program) are insignificant in size, financially dependent upon the operations of the California and Indiana HMOs, and may also be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

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

NOTE 3 — REGULATORY ACTIONS/ BANKRUPTCY OF SUBSIDIARY

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. This action was the result of claims that were substantially in excess of our estimates during the fourth quarter of 2000 and the first quarter of 2001. On May 24, 2001, the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed Maxicare Life and Health Insurance Company into conservatorship. Maxicare Life and Health Insurance Company has been ordered to cease writing new business by the Missouri Department of Insurance, CDOI and the Indiana Department of Insurance.

On May 25, 2001, the Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date, the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court.

NOTE 4 — LIQUIDITY AND GOING CONCERN ISSUES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first nine months of 2001 and resulted in the placement of our Indiana HMO and Maxicare Life and Health Insurance Company into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at September 30, 2001 a consolidated working capital deficiency of approximately $4.7 million, and a deficiency in stockholders’ equity of approximately $7.2 million.

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

NOTE 5 — DISCONTINUED OPERATIONS

As a result of the rehabilitation of the Indiana HMO and Maxicare Life and Health Insurance Company, and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the Louisiana HMO through its sale date on August 1, 2000; the Indiana HMO and Maxicare Life and Health Insurance Company through its rehabilitation date of May 3, 2001; and the California HMO through its bankruptcy filing on May 25, 2001, are included in discontinued operations.

The operating results of the discontinued operations for nine months ended September 30, 2001 and 2000 are summarized as follows:

	2001	2000

Revenues	$237,243	$553,964
Expenses	265,338	562,795

Loss from discontinued operations	(28,095)	(8,831)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets — Note 2	16,423

Loss from discontinued operations	$(11,672)	$(8,831)

In 2000, expenses include $2.0 million and $2.5 million charges for losses associated with certain of our capitated provider arrangements in the second and third quarters, respectively.

The net assets (liabilities) of discontinued operations as of September 30, 2001 and December 31, 2000 are summarized as follows:

	September 30,	December 31,
	2001	2000

Current assets	$—	$110,497
Property and equipment	—	3,306
Long-term assets	—	6,370
Current liabilities	—	(109,131)

Net assets of discontinued operations	$0	$11,042

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

RESULTS OF OPERATIONS

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. Maxicare Life and Health Insurance Company is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 24, 2001, the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company under an Order of Administrative Supervision. On July 20, 2001, the California Department of Insurance (the “CDOI”) placed Maxicare Life and Health Insurance Company into conservatorship. Maxicare Life and Health Insurance Company has been ordered to cease writing new business by the Missouri Department of Insurance, the CDOI and the Indiana Department of Insurance. As a result of these events, results for the quarter ended September 30, 2001 exclude Maxicare Life and Health Insurance Company and the Indiana HMO and results for the nine months ended September 30, 2001 include Maxicare Life and Health Insurance Company and the Indiana HMO only through May 3, 2001. Maxicare Life and Health Insurance Company will cease offering all products effective December 31, 2001.

Our California HMO is primarily regulated by the Department of Managed Health Care. On May 25, 2001, the Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court. As a result of these events, results for the nine months ended September 2001 include California only through May 24, 2001; and results for the quarter ended September 30, 2001 exclude the California HMO entirely.

The placement of the Indiana HMO into rehabilitation and the Bankruptcy filing of the California HMO have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company as discontinued operations in the preparation of our financial statements. Our remaining operations consist of Health Care Assurance Company, Ltd., (“HCAC”) a captive insurer that provides certain insurance coverage to MHP and its subsidiaries and our administration of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Although our remaining operations (parent, HCAC and the AIM program) are insignificant in size, financially dependent upon our California and Indiana HMOs, and may also be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

The California HMO terminated its Medicare line of business effective August 31, 2001. Effective November 30, 2001 the California HMO anticipates assigning its Medi-Cal contracts to other health plans. Effective December 31, 2001 the California HMO will cease offering its commercial products and has begun to allow employer groups that wish to do so to terminate their relationships with us immediately. At January 1, 2002, we will have no on going operations. As a result of these events, the California HMO will experience declining premium revenue in the fourth quarter of 2001 and will have no premium revenue thereafter.

We reported a net loss of $.8 million, or $.08 per share (basic and diluted), from continuing operations for the three months ended September 30, 2001. For the three months ended September 30, 2000 we had a net loss of $2.9 million, or $.78 per share (basic and diluted) from continuing operations. We sustained a loss of $2.6 million, or $.27 per share (basic and diluted), from continuing operations for the nine months ended September 30, 2001. For the nine months ended September 30, 2000 we had a net loss of $3.6 million, or $.98 per share (basic and diluted) from continuing operations. Results of discontinued operations for the nine months ended September 30, 2001 include a gain of $16.4 million realized by MHP upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation (Indiana) or bankruptcy (California).

LIQUIDITY AND CAPITAL RESOURCES

The significant operating losses we experienced in 2000 and in the three prior years have continued in the first nine months of 2001 and resulted in the placement of our Indiana HMO and Maxicare Life and Health Insurance Company into rehabilitation and the bankruptcy of our California HMO. As a result of those continuing losses we had at September 30, 2001, a consolidated working capital deficiency of approximately $4.7 million, and a deficiency in stockholders’ equity of approximately $7.2 million. As a result of these losses, which resulted in the placement of our Indiana HMO into rehabilitation and the bankruptcy of our California HMO, our operations will be discontinued as of December 31, 2001.

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

Because of the discontinuation of our operations, we have no source of working capital. As a result of our significant liabilities, it may be necessary for us to seek protection under the Bankruptcy Code or otherwise terminate our business in a manner that does not provide any benefit to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2001, we had approximately $4.7 million in cash and cash equivalents and marketable securities. Marketable securities of $.3 million are classified as available-for-sale investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2001, the Company did not have any outstanding bank borrowings or debt obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

Date: April 12, 2002	/s/	Paul R. Dupee, Jr.

Paul R. Dupee, Jr., Chief Executive Officer

Date: April 12, 2002	/s/	Joseph W. White

Joseph W. White Chief Financial Officer