Form 10-K
period 2001-12-31
MAXICARE HEALTH PLANS INC
filed 2002-04-15
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12024

Maxicare Health Plans, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3615709
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1149 South Broadway Street, Los Angeles, California (Address of principal executive offices)	90015 (Zip Code)

Registrant’s telephone number, including area code: (213) 765-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 2001.

Common Stock, $.01 par value — $97,419

The number of shares outstanding of each of the issuer’s classes of capital stock, as of April 12, 2002.

Common Stock, $.01 par value — 9,741,926 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Part III is incorporated by reference from the registrant’s definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant’s fiscal year.

PART I

Item 1.     Business

General

      Since January 1, 2002 we have not been engaged in any active business and we have no reasonable prospects of obtaining or generating any ongoing business. Through our wholly-owned subsidiaries, we operated health maintenance organizations (“HMOs”) in California (through December 31, 2001) and Indiana (through May 4, 2001). Maxicare Life and Health Insurance Company, our licensed insurance company, operated preferred provider organizations (“PPOs”) in California (through December 31, 2001) and Indiana (through May 4, 2001) in conjunction with the HMO products of Maxicare (our California HMO) and Maxicare Indiana, Inc. (our Indiana HMO). As of January 1, 2002 our operations were substantially terminated. At December 31, 2001 we had a substantial capital deficiency.

      On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the California Department of Managed Health Care-appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court. Effective August 31, 2001, the California HMO terminated its Medicare product. Effective November 30, 2001 the California HMO completed the assignment of its Medi-Cal contracts to other health care providers, effectively terminating the California HMO’s Medi-Cal line of business. Effective December 31, 2001, all commercial membership was transferred to other health plans, leaving the California HMO with no operations. On December 31, 2001 the California HMO surrendered its California HMO license.

      The Indiana HMO owns Maxicare Life and Health Insurance Company, Inc., the indemnity provider that had underwritten our preferred provider organization (“PPO”), point of service (“POS”) and life insurance products. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. The effect of these actions was to terminate the ongoing operations of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. as of May 4, 2001 and December 31, 2001, respectively.

      We also own and operate Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to us and our subsidiaries. Effective January 1, 2002, Health Care Assurance Company, Ltd ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

      As noted above, we have no continuing business activities. We are in the process of exploring possible strategies to realize any possible value remaining in the Company. It is likely, however, that it will be necessary for us to liquidate. We cannot give assurance that any liquidation would provide any value to our stockholders.

      We are a Delaware Corporation, organized on January 5, 1981. Our executive offices are located at 1149 South Broadway Street, Los Angeles, California 90015, and our telephone number is (213) 765-2000. On May 3, 2002 our executive offices will be located at 11321 La Cienega Boulevard, Los Angeles, California 90045.

Forward Looking Statements

      Statements in this Form 10-K annual report may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in the Form 10-K annual report, including the risks described under “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission. In Addition, such statements could be affected by risks and uncertainties related to our financial condition, as well as general market conditions and growth rates, and general economics conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

Risk Factors

Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.

      At December 31, 2001:

•	We had a consolidated working capital deficiency of approximately $5.1 million.

•	We had a deficiency in stockholders’ equity of approximately $7.8 million.

•	Only $78,000 of our cash and marketable securities of $3.7 million was immediately available to us; the remainder of our cash was held at subsidiaries where the transfer of cash to us requires the approval of regulatory authorities, which we are not likely to receive.

•	We had no means of generating cash or working capital.

•	Substantial contingent liabilities, including a claim by the Commissioner of the Indiana Department of Insurance seeking at least $3.5 million in money damages, a potential claim under a management services agreement of up to $15.0 million, a potential claim by a former executive, and an undetermined amount due under a pharmacy services agreement.

      As a result, we cannot give any assurance that it will not be necessary for us to seek protection under the Bankruptcy Code or liquidate without paying any consideration to our stockholders.

Because our shares are not listed on a stock exchange, our shares are subject to the penny stock rules, which make it difficult to purchase or sell our shares.

      Our common stock is subject to the SEC’s penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

Employees

      As of March 31, 2002 we employed approximately seventy employees. None of our employees are represented by a labor union or covered by a collective bargaining arrangement. We believe our employee relations are good.

Our Executive Officers

      Our executive officers at March 31, 2002 were as follows:

Name	Age	Position

Paul R. Dupee, Jr.	58	Chairman of the Board of Directors, Chief Executive Officer
Alan D. Bloom	56	Senior Vice President, Secretary and General Counsel
Patricia A. Fitzpatrick	50	Treasurer
Joseph W. White	43	Chief Financial Officer, Director

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

      Joseph W. White has served as Chief Financial Officer of the Company since November 2001. Prior to November 2001 Mr. White served as Controller and Interim Chief Financial Officer since February 2001. Mr. White was named a Director of the Company in March 2002 and has served in various financial positions with the Company since March 1987. Mr. White is a certified public accountant.

Item 2.     Properties

      We lease space at four locations in California. These leases have remaining terms of up to three years. Our leased properties include administrative locations for our California HMO and corporate facilities. Our executive offices are located in an 83,000 square foot facility at 1149 South Broadway, Los Angeles, California pursuant to a lease expiring in May 2002. Under the terms of this lease, we pay a monthly base rental of approximately $81,000, plus a percentage of operating costs and annual increases.

Item 3.     Legal Proceedings

a.     Indiana Department of Insurance

      On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., the Company’s Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom was a director of MHP. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and further alleging on various grounds that MHP is also liable for such failure; (2) MHP fraudulently concealed the financial condition of the Indiana HMO; (3) MHP manipulated the finances of the Indiana HMO for MHP’s own benefit; and (4) MHP received preferential and/or fraudulent transfers of money from the Indiana HMO. The amended Complaint requests money damages but does not specify the amount of damages sought, except that it seeks approximately $3.5 million respecting the alleged preferential and/or fraudulent transfers. All defendants answered the amended Complaint on April 5, 2002. No formal pre-trial discovery has yet been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

b.     Other Litigation

      We are also involved in legal actions in the normal course of business, including cases in which the plaintiffs assert claims against the Company or third parties assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage, seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount which may be material and are not covered by insurance and/or seeking other forms of equitable relief. We do not believe that the ultimate determination of these cases will either individually or in the aggregate have a material, adverse effect on our business or operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our business and operations in future period.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the three months ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      (a) Market Information

      Our Common Stock trades on the Over the Counter Bulletin Board under the trading symbol MAXIQ.OB.

      The following table sets forth the high and low sale prices per share of our common stock. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

      On March 27, 2001 we effected a one-for-five reverse split of our common stock. All share and per share information in this Annual Report on Form 10-K retroactively reflect the reverse split as if it had been in effect from the beginning of the periods covered.

Common Stock

	Sale Price

	High	Low

2000
First Quarter	$18.75	$8.75
Second Quarter	$10.65	$3.75
Third Quarter	$15.00	$5.00
Fourth Quarter	$6.70	$2.50
2001
First Quarter	$5.00	$2.03
Second Quarter	$2.19	$.01
Third Quarter	$.05	$.01
Fourth Quarter	$.03	$.01

      Our common stock is subject to the SEC’s penny-stock rules, which impose additional sales practice requirements on broker-dealers who sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

      (b) Holders

      There were 869 holders of record of our Common Stock as of December 31, 2001.

      (c) Dividends

      We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

      (d) Sales of Unregistered Equity Security

      During 2001 we had no sales of unregistered equity securities.

Item 6.	Selected Financial Data

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(Amounts in thousands except per share and membership data)
Continuing operations(1):
Revenues
Premiums	$1,819	$2,343	$1,928	$1,798	$1,478
Investment income	239	529	288	888	2,661
Inter-company service agreement income		11,599	13,035	11,848	10,854
Other income	971	398	4,103	1,734	2,394

Total revenues	3,029	14,869	19,354	16,268	17,387

Expenses
Health care expenses	582	2,615	866	521	193
Salary, general and administrative expenses	4,998	23,147	13,339	16,822	12,312
Depreciation and amortization	704	962	916	548	566
Charges for litigation and management settlements(2)		1,510	5,500	250	9,000

Total expenses	6,284	28,234	20,621	18,141	22,071

Loss from continuing operations before income taxes	(3,255)	(13,365)	(1,267)	(1,873)	(4,684)
Income tax benefit (provision)		(18,229)

Net loss from continuing operations(3)	(3,255)	(31,594)	(1,267)	(1,873)	(4,684)

Discontinued operations:
Loss from discontinued operations	(28,095)	(33,352)	(10,997)	(25,660)	(20,397)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets(4)	16,423

Loss from discontinued operations	(11,672)	(33,352)	(10,997)	(25,660)	(20,397)

Net Loss	$(14,927)	$(64,946)	$(12,264)	$(27,533)	$(25,081)

Net loss per common share:
Basic:(5)
Basic loss per common share from continuing operations	$(.33)	$(6.46)	$(.35)	$(.52)	$(1.31)

Basic loss per common share from discontinued operations	$(1.20)	$(6.81)	$(3.07)	$(7.16)	$(5.70)

Weighted average number of common shares outstanding	9,742	4,894	3,585	3,586	3,579

Diluted:(5)
Diluted loss per common share from continuing operations	$(.33)	$(6.46)	$(.35)	$(.52)	$(1.31)

Diluted loss per common share from discontinued operations	$(1.20)	$(6.81)	$(3.07)	$(7.16)	$(5.70)

Weighted average number of common and common dilutive potential shares outstanding	9,742	4,894	3,585	3,586	3,579

	At December 31,

	2001		2000	1999	1998	1997

Balance Sheet Data:
Assets of continuing operations		$5,136	$13,198	$29,151	$32,181	$42,710
Indebtedness of continuing operations(6)		$12,942	$17,099	$19,931	$10,557	$9,353
Net assets of discontinued operations(1)	$		$11,042	$33,936	$31,332	$47,679
Shareholders’ equity (deficit)		$(7,806)	$7,141	$43,156	$52,956	$81,036
Membership Data:
Number of members		0	416,000	466,600	512,000	514,000

NOTES TO SELECTED FINANCIAL DATA

      The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(1)	The placement of our Indiana HMO into rehabilitation on May 3, 2001 and the bankruptcy filing of our California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries as discontinued operations in the preparation of these financial statements. (See “Item 8. Financial Statements and Supplementary Data — Notes 2 and 9 to our Consolidated Financial Statements”.)

(2)	In 2000 we recorded charges of $785,000 for employee severance costs and $725,000 in litigation reserves for costs associated with the defense and settlement of various legal actions. A $5.5 million charge for management settlement costs was recorded in 1999. A $250,000 charge for litigation costs was recorded in 1998. A $6.0 million litigation charge was recorded in 1997 as a result of a ruling denying the Company recovery on its receivable of $5.0 million due in connection with the operation of a Medicaid managed care program from 1986 through 1989, and related litigation costs. A $3.0 million management restructuring charge was also recorded in 1997 for termination expenses primarily related to the settlement of certain obligations pursuant to a former chief financial officer’s employment agreement. (See “Item 8. Financial Statements and Supplementary Data — Note 8 to our Consolidated Financial Statements”.)

(3)	The loss from discontinued operations in 2000 includes charges of $4.9 million, for losses associated with certain of our capitated provider arrangements. The loss from discontinued operations for 1999 includes a $3.0 million charge for loss contracts related to the Carolinas commercial line of business. The loss from discontinued operations for 1998 includes a $10 million charge for loss contracts and divestiture costs and a $6.25 million charge for litigation, provider insolvency/ impairment, and an increase to the loss contracts and divestiture costs reserve. (See “Note 9 of Notes to Consolidated Financial Statements”.)

(4)	The results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, into rehabilitation and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.)

(5)	All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

(6)	Includes long-term liabilities of $3,815, $5,092, $1,210, $104 and $0, in 2001, 2000, 1999, 1998 and 1997, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Status

      On December 31, 2001, we effectively ceased all operations. On that date, our California HMO and PPO terminated all membership. Our remaining operations at December 31, 2001 consisted of Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to us and our subsidiaries, and our administration of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. The activities of Health Care Assurance Company, Ltd., essentially ended with the termination of our HMO and PPO business. Our involvement with the AIM program ended on March 15, 2002.

      We are exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company, Ltd.; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

      At December 31, 2001, we had a consolidated working capital deficiency of approximately $5.1 million, and a deficiency in stockholders’ equity of approximately $7.8 million. Furthermore, of our total cash and marketable securities of $3.7 million at December 31, 2001, approximately $3.65 million was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. We cannot give any assurance that we would receive such approval.

      As noted above, we had no significant business activities after December 31, 2001 and no means of raising working capital from operations.

      We have defaulted in making the October 2001 payment of approximately $43,000 due a former executive under his consulting agreement, and has made no further payments. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003. The former executive has not to date made such election.

Disposition of Subsidiaries

      On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. On May 24, 2001, the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under an Order of Administrative Supervision and Maxicare Life and Health Insurance Company, Inc. was ordered to cease writing new business by both the Missouri Department of Insurance, the California Department of Insurance and the Indiana Department of Insurance. On January 28, 2002, Maxicare Life and Health Insurance Company, Inc. was placed into rehabilitation by the Missouri Department of Insurance. As a result of these events, results for the year ended December 31, 2001 include Maxicare Life and Health Insurance Company, Inc. and the Indiana HMO through May 3, 2001.

      Our California HMO is primarily regulated by the California Department of Managed Health Care. On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the recently appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court. As a result of these events, results for the year ended December 31, 2001 include California only through May 24, 2001. On August 31, 2001 the California HMO terminated its Medicare line of business. On November 30, 2001, the California HMO completed the assignment of its Medi-Cal contracts to other health care providers in exchange for $15.9 million. On December 31, 2001, after unsuccessful efforts to transfer its commercial membership to other health care providers, the California HMO terminated its commercial line of business. Also on that day, the California HMO surrendered its HMO license. Effective January 1, 2002, the California HMO had no membership. While the resolution of the California HMO’s bankruptcy continues, the possibility of MHP receiving a distribution upon the final resolution is remote at best.

Discontinued Operations

      The placement of the Indiana HMO into rehabilitation and the bankruptcy filing of the California HMO have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company, Inc. as discontinued operations in the preparation of our financial statements. Although our remaining operations (parent, Health Care Assurance Company, Ltd., and the AIM program through March 15, 2002) are insignificant in size, financially dependent upon our California and Indiana HMOs, and may also be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      We reported a net loss of $3.3 million, or $.33 per share (basic and diluted), from continuing operations for the year ended December 31, 2001. We sustained a loss of $31.6 million, or $6.46 per share (basic and diluted), from continuing operations for the year ended December 31, 2000. Year 2000 results from continuing operations included an $18.2 million non-cash charge associated with the write off of deferred tax assets.

      Revenues from continuing operations decreased by $11.8 million in 2001 when compared to 2000 due to the assumption of MHP’s inter-entity service agreements by the California HMO effective January 1, 2001. Through December 31, 2000, our HMOs and Maxicare Life and Health Insurance Company, Inc. paid monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. As a result of a corporate reorganization and simplification implemented on December 31, 2000, certain employees performing functions in support of the administrative service agreements were transferred from MHP to the California HMO. For the period January 1, 2001 to April 30, 2001 the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. paid monthly fees to the California HMO for the services previously provided to them by MHP. Prior to the reclassification of our HMO activities as discontinued operations, the service agreement income and related expense were eliminated in consolidation. Salary, general and administrative expenses of continuing operations declined from $23.1 million in 2000 to $5.0 million in 2001, principally due to decreased salary costs as a result of the transfer of employees from MHP to the California HMO ($5.1 million); reserves taken against certain prepaid items and accounts receivable in 2000 ($4.0 million); and higher consulting costs in 2000 associated with various infrastructure enhancements ($5.9 million).

      Results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, Inc., into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation (Indiana) or bankruptcy (California). Loss from discontinued operations before adjustment for this gain was $28.1 million in 2001 compared to $33.4 million in 2000. The accelerating losses from discontinued operations in 2001 (results for 2001 are only through May 4, 2001 for Indiana and Maxicare Life and Health Insurance Company, Inc. and May 25, 2001 for California) stem from rapidly deteriorating operating performance in the first quarter of 2001 and additional claims liabilities of the Indiana HMO relating to dates of service prior to December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      We reported a net loss of $31.6 million, or $6.46 per share (basic and diluted), from continuing operations for the year ended December 31, 2000. We sustained a loss of $1.3 million, or $.35 per share (basic and diluted), from continuing operations for the year ended December 31, 1999. Year 2000 results from continuing operations included an $18.2 million non-cash charge associated with the write off of deferred tax assets.

      Revenues from continuing operations decreased by $4.5 million in 2000 when compared to 1999 due to the recognition of $4.1 million of other income in 1999 related to a settlement reached by us in connection with the operation of a Medicaid managed care program from 1986 through 1989. Salary, general and administrative expenses of continuing operations increased from $13.3 million in 1999 to $23.1 million in 2000, principally due to the increases in salary, general and administrative expenses for 2000 that were discussed above.

      Results of discontinued operations for the year ended December 31, 2000 were a loss of $33.4 million compared to a loss of $11.0 million in 1999. The deteriorating operating performance was the result of $14.4 million in provider network restructuring costs in Indiana; $2.6 million in premium receivable write-offs; and increased medical claims costs.

Forward Looking Information

      Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, as well as general market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2001, we had approximately $3.7 million in cash, cash equivalents, and marketable securities (principally United States Treasury Securities). Marketable securities of $300,000 are classified as available-for-sale investments. These investments are primarily in fixed income, investment grade securities. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

      As of December 31, 2001, we did not have any outstanding bank borrowings or debt obligations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Maxicare Health Plans, Inc.

      We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the information with respect to the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that Maxicare Health Plans, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and deficiencies in working capital and shareholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

ERNST & YOUNG LLP

Los Angeles, California

March 22, 2002

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Amounts in thousands
	except par value)
Current Assets
Cash and cash equivalents	$3,426	$8,159
Marketable securities	306	2,078
Accounts receivable, net		10
Other current assets	248	660

Total Current Assets	3,980	10,907

Furniture and Equipment
Furniture and equipment	2,462	2,430
Less accumulated depreciation and amortization	1,306	859

Net Property and Equipment	1,156	1,571

Other Long-Term Assets
Restricted investments		720
Net assets of discontinued operations — Note 9	0	11,042

Total Long-Term Assets	0	11,762

Total Assets	$5,136	$24,240

Current Liabilities
Estimated claims and other health care costs payable	$1,050	$2,420
Accounts payable	54	603
Deferred income	113
Accrued salary expense	247	1,402
Other current liabilities	7,663	7,582

Total Current Liabilities	9,127	12,007
Long-Term Liabilities — Note 7	3,815	5,092

Total Liabilities	12,942	17,099

Commitments and Contingencies — Note 3
Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding — Note 4	98	98
Additional paid-in capital	283,466	283,442
Notes receivable from shareholders — Note 5	(2,887)	(2,842)
Accumulated deficit	(288,485)	(273,558)
Accumulated other comprehensive income	2	1

Total Shareholders’ Equity (Deficit)	(7,806)	7,141

Total Liabilities and Shareholders’ Equity	$5,136	$24,240

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(Amounts in thousands
	except per share data)
Revenues
Premiums	$1,819	$2,343	$1,928
Investment income	239	529	288
Inter-company service agreement income		11,599	13,035
Other income	971	398	4,103

Total Revenues	3,029	14,869	19,354

Expenses
Health care expenses	582	2,615	866
Salary, general and administrative expenses	4,998	23,147	13,339
Depreciation and amortization	704	962	916
Charges for litigation and management settlements — Note 8		1,510	5,500

Total Expenses	6,284	28,234	20,621

Loss from continuing operations before income taxes	(3,255)	(13,365)	(1,267)
Income tax provision — Note 6		(18,229)

Loss from continuing operations	(3,255)	(31,594)	(1,267)

Discontinued operations — Note 9
Loss from discontinued operations	(28,095)	(33,352)	(10,997)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	16,423

Loss from discontinued operations	(11,672)	(33,352)	(10,997)

Net Loss	$(14,927)	$(64,946)	$(12,264)

Net Loss Per Common Share:
Basic Loss Per Common Share:
Continuing operations	$(.33)	$(6.46)	$(.35)

Discontinued operations	$(1.20)	$(6.81)	$(3.07)

Weighted average number of common shares outstanding	9,742	4,894	3,585

Diluted Loss Per Common Share:
Continuing operations	$(.33)	$(6.46)	$(.35)

Discontinued operations Diluted Loss Per Common Share	$(1.20)	$(6.81)	$(3.07)

Weighted average number of common and common dilutive potential shares outstanding	9,742	4,894	3,585

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income	Total

	(Amounts in thousands)
Balances at December 31, 1998	3,579	36	254,393	(5,159)	(196,348)	34	52,956
Comprehensive income (loss): Net loss					(12,264)		(12,264)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(44)	(44)

Comprehensive loss							(12,308)
Notes receivable from shareholders				(179)			(179)
Forgiveness of note receivable from shareholders				2,687			2,687

Balances at December 31, 1999	3,579	36	254,393	(2,651)	(208,612)	(10)	43,156
Comprehensive income (loss): Net loss					(64,946)		(64,946)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						11	11

Comprehensive loss							(64,935)
Issuance of common stock	6,163	62	28,991				29,053
Notes receivable from shareholder				(191)			(191)
Warrants issued in connection with professional services contract			58				58

Balances at December 31, 2000	9,742	98	283,442	(2,842)	(273,558)	1	7,141
Comprehensive income (loss): Net loss					(14,927)		(14,927)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						1	1

Comprehensive loss							(14,926)
Notes receivable from shareholder				(45)			(45)
Warrants issued in connection with professional services contract			24				24

Balances at December 31, 2001	9,742	$98	$283,466	$(2,887)	$(288,485)	$2	$(7,806)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(Amounts in thousands)
Cash Flows from Operating Activities:
Net loss	$(14,927)	$(64,946)	$(12,264)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,305	1,527	1,173
Provision for (benefit from) deferred income taxes		18,229	(55)
Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	(16,423)
Loss contracts, divestiture costs, litigation, management settlement and other charges		1,959	4,948
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
(Increase) decrease in accounts receivable	8,403	(7,216)	8,375
Increase (decrease) in estimated claims and other health care costs payable	(5,969)	31,337	4,077
Increase (decrease) in deferred income	(5,789)	(3,177)	3,810
Changes in other miscellaneous assets and liabilities	2,161	6,874	(4,337)

Net cash provided by (used for) operating activities	(31,239)	(15,413)	5,727

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	(42,040)
Purchases of property and equipment and intangible assets	(5,256)	(3,276)	(494)
Dispositions of property and equipment			420
Decrease in restricted investments	708	1,957	5,674
Increase in long-term receivables		(497)
Proceeds from sales and maturities of marketable securities	1,231	4,620	13,799
Purchases of marketable securities	(299)	(4,535)	(4,200)

Net cash provided by (used for) investing activities	(45,656)	(1,731)	15,199

Cash Flows from Financing Activities:
Issuance of common stock		29,053
Payments on capital lease obligations	(372)	(333)	(316)

Net cash provided by (used for) financing activities	(372)	28,720	(316)

Net increase (decrease) in cash and cash equivalents	(77,267)	11,576	20,610
Cash and cash equivalents at beginning of year	80,693	69,117	48,507

Cash and cash equivalents at end of year	$3,426	$80,693	$69,117

Supplemental disclosures of cash flow information:
Cash paid during the year for —
Interest	$98	$107	$185
Income taxes			$63
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets	$114	$813	$1,479
Forgiveness of note receivable from shareholder			$145
Allowance for forgiveness of note receivable from shareholder			$2,542
Liabilities of rehabilitated and bankrupt subsidiaries	$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash cash	42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash	58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered	42,040

Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	$(16,423)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

      Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. As of January 1, 2002 substantially all operations of MHP and its subsidiaries were terminated. Additionally, as of December 31, 2001 we were operating with a substantial capital deficiency (see “Liquidity” below).

      We own a California HMO that is incorporated under the laws of the state of California and is primarily regulated by the California Department of Managed Health Care. On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect with the California Department of Managed Health Care-appointed conservator relinquishing that position in order to act as Examiner of the Debtor (the “Examiner”). The agreement calls for any disputes between the California HMO and the Examiner to be resolved in Bankruptcy Court. All operations of the California HMO were terminated December 31, 2001.

      We operated an HMO in Indiana (the “Indiana HMO”) prior to May 4, 2001. The Indiana HMO owns Maxicare Life and Health Insurance Company, the indemnity provider that had underwritten the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. The effect of these actions was to terminate the ongoing operations of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. as of May 4, 2001 and December 31, 2001, respectively.

      We also own and operate Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 1, 2002 Health Care Assurance Company, Ltd., ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

Reverse Stock Split

      On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Liquidity

      The significant losses we experienced in 2000 and prior years continued in 2001, resulting in the placement of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. into rehabilitation and the bankruptcy of the California HMO. As a result of these losses we had a consolidated working capital deficiency of approximately $5.1 million, and a deficiency in stockholders’ equity of approximately $7.8 million at December 31, 2001. Furthermore, of our total cash and marketable securities of $3.7 million at December 31, 2001, $3.65 million was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As noted above, we had no continuing business activities after March 15, 2002. We are in the process of evaluating the ultimate disposition of MHP and its surviving subsidiaries.

      At April 1, 2001 a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of March 28, 2002. We commenced an action in California state court to collect on the note, and on October 18, 2001 the court granted summary adjudication in our favor. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets (see “Note 5 — Notes Receivable From Shareholders”).

      MHP also holds certain claims against the United States Office of Personnel Management in regards to the underpayment of amounts due closed subsidiaries of MHP for health care coverage provided to Federal employees. We have fully reserved for these potential recoveries due MHP in our consolidated balance sheets.

      MHP has defaulted in making the October 2001 payment of approximately $43,000 due a former executive under his consulting agreement, and has made no further payments. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003. The former executive has not to date made such election.

      These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

      Management is exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company, Ltd.; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code. We also continue to search for ways of utilizing our net operating loss tax carryforwards, although the possibility of realizing any value from the carryforwards is negligible at best (see “Note 6 — Income Taxes”).

Note 2 — Significant Accounting Policies

Basis of Consolidation and Gain on Disposition of Subsidiaries

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements include the operations and accounts of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. only through May 3, 2001 and the California HMO only through May 24, 2001. The Consolidated Statements of Operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, Inc., into rehabilitation and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries.

      All significant intercompany balances and transactions have been eliminated.

Discontinued Operations

      The placement of the Indiana HMO (of which Maxicare Life and Health Insurance Company, Inc. is a subsidiary) into rehabilitation on May 3, 2001 and the bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company, Inc. as discontinued operations in the

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preparation of these financial statements (see “Note 9 — Discontinued Operations”). Although our remaining operations (parent, Health Care Assurance Company, Ltd., and the AIM program) are insignificant in size, financially dependent upon the California and Indiana HMOs, and also either terminated or likely to be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

      We consider all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

      Cash and cash equivalents consist of the following at December 31:

	2001	2000

	(Amounts in
	thousands)
Cash	$166	$1,299
Certificates of deposit	105	674
Commercial paper	—	36,782
Money market funds	3,155	26,541
U.S. Government obligations	—	15,397

	$3,426	$80,693

      Cash and cash equivalents at December 31, 2000 included approximately $72.5 million held by discontinued operations.

Investments

      Realized gains and losses and unrealized gains and losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is based on the specific identification method. Fair values of marketable securities are based on published or quoted market prices.

      We have designated our marketable securities included in current assets as available-for-sale. Such securities have been recorded at fair value, and unrealized holding gains and losses, net of related tax effects, are reported as accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders’ Equity until realized.

      Our restricted investments consist of securities restricted to specific purposes as required by various governmental regulations. These securities have been designated as held-to-maturity as we have the intent and the ability to hold them to maturity. These securities are stated at amortized cost.

      During 2001, in response to a draw upon a letter of credit issued by Health Care Assurance Company, Ltd., in connection with its reinsurance of Indiana Medicaid claims, we sold held-to-maturity securities having a book value of $.7 million, realizing a net gain of approximately $3,500. During 2000, we sold available-for-sale marketable securities having a book value of $.3 million, realizing a net loss of approximately $2,500.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 1999, we sold available-for-sale marketable securities having a book value of $3.0 million, realizing a net gain of approximately $2,500.

      The following is a summary of investments at December 31 (gross unrealized gains and losses are immaterial):

	2001		2000

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Amounts in thousands)
Available-for-sale:
U.S. Government obligations	$304	$306	$1,623	$1,625
Warrants to purchase shares of common stock of The Trizetto Group	—	—	1,771	1,771
Other	—	—	4	4

	$304	$306	$3,398	$3,400

Held-to-maturity:
U.S. Government obligations	$—	$—	$5,043	$5,062
Other	—	—	1,075	1,075

	$0	$0	$6,118	$6,137

      Investments available-for-sale of discontinued operations at December 31, 2000 consisted of U.S. Government obligations of approximately $1.3 million (amortized cost and fair value). Assets held-to-maturity of discontinued operations at December 31, 2000 consisted of approximately $4.3 million (amortized cost and fair value) of U.S. Government obligations and $1,075 of other investments (principally certificates of deposit).

      The contractual maturities of investments at December 31, 2001 were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(Amounts in thousands)
Available-for-sale:
Due after one year through five years	$304	$306

Accounts Receivable

      Accounts receivable consisted of the following at December 31:

	2001	2000

	(Amounts in
	thousands)
Premiums receivable	$—	$35,813
Allowances for retroactive billing adjustments and bad debts	—	(5,922)

Premiums receivable, net	0	29,891
Other	—	5,537

Accounts receivable, net	$0	$35,428

      All but $10,000 of our accounts receivable at December 31, 2000 were held by discontinued operations.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furniture and Equipment

      Furniture and equipment are recorded at cost and include assets acquired through capital leases and improvements that significantly add to the productive capacity or extend the useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets. The costs of major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the applicable lease or the life of the asset.

Intangible Assets

      Intangible assets consist primarily of purchased computer software and are amortized using the straight-line method over three years. At December 31, 2001 we had no intangible assets. All intangible assets at December 31, 2000 were held by discontinued operations. Accumulated amortization of intangible assets at December 31, 2000 was $2.6 million.

Other Current Liabilities

      Other current liabilities include estimated liabilities related to litigation and contract termination costs (see “Note 3 — Commitments and Contingencies”).

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

Reinsurance Ceded

      Health Care Assurance Company, Ltd., provided excess of loss health care reinsurance coverage to the California HMO through November 30, 2001 (the date the California HMO’s Medi-Cal contracts were assigned to other providers) for the costs of medical services provided to Medi-Cal enrollees in California. From January 1, 1996 through April 30, 2001 Maxicare Life and Health Insurance Company, Inc. assumed 90% of the claims risk pursuant to this coverage. The effect on Health Care Assurance Company, Ltd.’s premiums written and earned in 2001, 2000 and 1999 was as follows:

	Years Ended December 31,

	2001	2000	1999

Direct premiums	$2,877	$4,964	$6,608
Ceded premiums	(1,058)	(2,621)	(4,680)

Net premiums	$1,819	$2,343	$1,928

      Reinsurance ceded contracts do not relieve the Health Care Assurance Company, Ltd., from its obligations to policyholders. Health Care Assurance Company, Ltd., remains liable to its policyholders for the portion reinsured to the extent that Maxicare Life and Health Insurance Company, Inc. does not meet the obligations assumed under the reinsurance agreements. Consequently, allowances are established for amounts deemed not collectible. At December 31, 2001, there were no significant amounts recoverable from Maxicare Life and Health Insurance Company, Inc.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health Care Expense Recognition

      The cost of health care services is expensed in the period we are obligated to provide such services. Our HMOs arranged for the provision of health care services primarily through capitation arrangements and to a lesser degree shared risk arrangements. Under capitation contracts, the HMO pays the health care provider or providers a fixed amount per member per month to cover the payment of all or most physician and hospital services regardless of utilization. Under shared risk arrangements where we retained the financial responsibility for specialist referrals, hospital utilization, pharmacy and other health care costs, we established an accrual for estimated claims payable including claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable are continually monitored and reviewed and, as settlements are made or accruals adjusted, differences are reflected in current operations.

Insurance

      Effective August 1, 2000, we obtained insurance for medical malpractice claims. Prior to August 1, 2000 we were self-insured for such claims. Effective June 1, 2000 through May 31, 2001 we obtained reinsurance for medical claims in excess of $500,000 per member with an aggregate limit per member of $1.0 million per year and $2.0 million per lifetime for our commercial membership. Prior to June 1, 2000 and subsequent to May 31, 2001 we were self-insured for such claims. Maxicare Life and Health Insurance Company, Inc. (through May 3, 2001) and Health Care Assurance Company, Ltd., (through December 31, 2001) provided various reinsurance and medical malpractice coverage to the affiliated HMOs of the Company.

Premium Deficiencies

      Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No premium deficiencies existed at December 31, 2001 and 2000.

Net Income Per Common Share

      Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:

	Years Ended December 31,

	2001	2000	1999

Basic loss per share of common stock:
Continuing operations:
Numerator — net loss	$(3,255)	$(31,594)	$(1,267)

Denominator —
Weighted average number of common shares outstanding	9,742	4,894	3,585

Basic loss per common share	$(.33)	$(6.46)	$(.35)

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2001	2000	1999

Discontinued operations:
Numerator — net loss	$(11,672)	$(33,352)	$(10,997)

Denominator —
Weighted average number of common shares outstanding	9,742	4,894	3,585

Basic loss per common share	$(1.20)	$(6.81)	$(3.07)

Diluted loss per share of common stock:
Continuing operations:
Numerator — net loss	$(3,255)	$(31,594)	$(1,267)

Denominator —
Weighted average number of common and common dilutive potential shares outstanding	9,742	4,894	3,585

Diluted loss per common share	$(.33)	$(6.46)	$(.35)

Discontinued operations:
Numerator — net loss	$(11,672)	$(33,352)	$(10,997)

Denominator —
Weighted average number of common shares outstanding	9,742	4,894	3,585

Basic loss per common share	$(1.20)	$(6.81)	$(3.07)

      Stock options are excluded from the calculation of diluted loss per share for 2001, 2000 and 1999 because the inclusion of stock options would have an anti-dilutive effect.

Stock Options

      We measure stock option compensation expense by using the intrinsic value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”. With respect to stock options granted at an exercise price that is less than the fair market value on the date of grant, the difference between the option exercise price and market value at date of grant is charged to operations over the period the options vest. Income tax benefits attributable to stock options are credited to Additional Paid-in Capital when exercised.

Restrictions on Fund Transfers

      All of the Company’s consolidated subsidiaries that maintain cash and investment balances require regulatory approval before transferring cash to MHP. Of the $3.7 million of cash and marketable securities held by MHP and consolidated subsidiaries at December 31, 2001 approximately $75,000 was held directly by MHP. Approximately $3.65 million was held by subsidiaries requiring approval of regulatory authorities in order to transfer cash to MHP. In January 2002, Health Care Assurance Company, Ltd., transferred $200,000 to MHP in a transaction approved by regulatory authorities in December of 2001.

      Through December 31, 2000, our HMOs and Maxicare Life and Health Insurance Company, Inc. paid monthly fees to MHP pursuant to administrative services agreements for various management, financial, legal, computer and telecommunications services. As a result of a corporate reorganization and simplification implemented on December 31, 2000, certain employees performing functions in support of the administrative service agreements were transferred from MHP to the California HMO. For the period January 1, 2001 to

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2001 the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. paid monthly fees to the California HMO for the services previously provided to them by MHP.

Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and premiums receivable. Our investments in marketable securities are managed by internal investment managers within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising our customer base. As of December 31, 2001, we believe that we had no significant concentrations of credit risk.

Other Income

      Other income includes the recognition of $4.1 million in 1999 related to a settlement reached by us in connection with the operation of a Medicaid managed care program from 1986 through 1989.

Note 3 — Commitments and Contingencies

Litigation and Contract Terminations

      On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., the Company’s Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom was a director of MHP. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and further alleging on various grounds that MHP is also liable for such failure; (2) MHP fraudulently concealed the financial condition of the Indiana HMO; (3) MHP manipulated the finances of the Indiana HMO for MHP’s own benefit; and (4) MHP received preferential and/or fraudulent transfers of money from the Indiana HMO. The amended Complaint requests money damages but does not specify the amount of damages sought, except that it seeks approximately $3.5 million respecting the alleged preferential and/or fraudulent transfers. All defendants answered the amended Complaint on April 5, 2002. No formal pre-trial discovery has yet been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

      On September 1, 2000 we entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. The Trizetto Agreement also calls for a termination payment to be made by us under certain circumstances upon the termination of the Trizetto Agreement by the Company. The termination payment could be as much as $15.0 million. In March 2001, we assigned the Trizetto Contract to our California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. The California HMO has continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG has provided services at a lower level than that contemplated in the Trizetto Agreement. In addition to asserting various pre- and post-petition claims in the California bankruptcy proceeding, TZG has demanded $4.6 million from MHP in connection with this contract. The final amount of TZG’s termination claim against us is unknown at this time.

      Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for us to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO’s rehabilitation and the California HMO’s bankruptcy, Medimpact has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from MHP for such costs.

      Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, claims may be filed against us by such creditors in the future.

      We are also involved in legal actions in the normal course of business, including cases in which the plaintiffs assert claims against the Company or third parties assert breach of contract, indemnity or contribution claims against the Company for malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage, seeking compensatory, fraud and, in certain instances, punitive damages in an indeterminate amount which may be material and are not covered by insurance and/or seeking other forms of equitable relief. We do not believe that any ultimate liability in excess of amounts accrued which would likely arise from these actions (including those brought by the Commissioner, TZG and Medimpact) would materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our consolidated financial position, results of operations or cash flows for a future period.

Leases

      We have operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $.8 million, $2.5 million and $1.8 million reported for the years ended December 31, 2001, 2000 and 1999, respectively.

      Assets held under capital leases at December 31, 2001 and 2000 of $1,156,000 and $1,570,000, respectively, (net of $1,306,000 and $859,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2001 were as follows:

	Operating	Capitalized
	Leases	Leases

	(Amounts in thousands)
2002	$871	$696
2003	336	494
2004	183	220
2005	—	114
2006	—	2

Total minimum obligations	$1,390	1,526

Amount representing interest		(200)
Less current obligations		(555)

Long-term obligations		$771

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The California HMO and Maxicare Life and Health Insurance Company, Inc. continue to contribute to the payment of the capital and operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO and Maxicare Life and Health Insurance Company, Inc. will together contribute approximately $675,000 to the payment of operating lease obligations and $690,000 to the payment of capital lease obligations, respectively, in 2002. Such payments by the California HMO and Maxicare Life and Health Insurance Company, Inc. are unlikely to continue after December 31, 2002.

Note 4 — Capital Stock

      We are authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2001, we had 9,741,926 shares of common stock outstanding. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. As of December 31, 2001, the board of directors had created two series of preferred stock — Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2001, there were no shares of either series of preferred stock outstanding.

      At December 31, 2001, 9,741,926 million shares of common stock were issued and outstanding; 385,000 shares were reserved for stock options (of which 367,000 shares had vested); and 107,000 shares were reserved for the fulfillment of warrants. Warrants having an exercise price of $7.50 per share for 81,000 shares expire on November 3, 2007. Warrants having an exercise price of $7.50 per share for 20,000 shares expire on September 12, 2005. Warrants having an exercise price of $6.25 per share for 6,000 shares expire on January 3, 2006.

Restrictions on Transfers of Common Stock

      On September 14, 2000 our shareholders approved an amendment to our certificate of incorporation that would prohibit transfer of our stock, unless approved by the Board, to the extent the transfer would (i) cause the ownership interest of the transferee or any other person to equal 5% or more of the our fair market value; or (ii) increase the ownership interest of the transferee or any other person where such transferee’s or other person’s ownership interest equaled 5% or more of our fair market value before the transfer.

Shareholder Rights Plan

      On February 24, 1998, our Board of Directors (the “Board”) adopted a Shareholder Rights Plan (the “Rights Plan”) designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Additionally, on February 24, 1998, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.

      The dividend was paid to the stockholders of record on March 16, 1998, and with respect to Common Stock issued thereafter, until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Stock issued after the Distribution Date.

      Each Right entitled the holder thereof to purchase  1/500(th) of a share of our Series B Preferred Stock (the “Series B Preferred”) for $45.00 (the “Exercise Price”). Each  1/500 Series B Preferred (the “Preferred Fraction”) share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

      The Rights initially attached to our Common Stock and will not be exercisable until a shareholder, or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in our Common Stock. At that time, certificates evidencing the Rights shall be distributed

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to shareholders (the “Distribution Date”) and the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of our Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if we are acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan. The Rights attached to all common shares held by our shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The Rights will expire on February 23, 2008. We may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company’s Common Stock. Any current holder that has previously advised us of owning an amount in excess of 15% of our Common Stock as of the date hereof has been “grandfathered” with respect to their current position, including allowance for certain small incremental additions thereto.

      In order to further protect our tax loss carryforward, from the impact of an ownership change, the Board on June 6, 2000 voted to amend the Rights Plan to provide that the exercisability of the Share Purchase Rights is triggered in the event any party acquires 5% or more of our Common Stock or any party which currently holds 5% or more of the Common Stock acquires additional shares, without the approval of the Board.

Rights Offering

      On September 15, 2000 we initiated a Rights Offering and the subscription period extended through October 6, 2000. Upon the completion of the subscription period, we accepted subscriptions (including over-subscriptions) for the purchase of approximately 21.9 million shares of Common Stock (before giving effect to the subsequent one-for-five reverse stock split) at $1.00 per share. Accordingly, we issued the shares to the subscribing shareholders and received gross proceeds of approximately $21.9 million.

Private Placement

      On October 17, 2000 we entered into agreements for the sale in a private placement of 8.1 million shares of our common stock at $1.00 per share with certain qualified institutional buyers and highly accredited institutional investors. On November 3, 2000 the private placement was consummated and we received gross proceeds of $8.1 million for the issuance of 8.1 million shares of its common stock (before giving effect to the subsequent one-for-five reverse stock split) at $1.00 per share. In connection with the private placement we issued warrants for the purchase of 405,000 shares of our common stock at $1.50 per share (before giving effect to the subsequent one-for-five reverse stock split). In June, 2000 we issued 800,000 shares of our common stock at $1.25 per share (before giving effect to the subsequent one-for-five reverse stock split) to Meespierson Cayman Limited, as trustee of Sofaer Funds/ SCI Global Hedge Fund. The Rights Offering and the private placements taken together enabled us to receive gross proceeds of approximately $31.0 million.

Stock Option Plans

      In December 1990, we approved the 1990 Stock Option Plan (the “1990 Plan”). Under the terms of the 1990 Plan, as amended, we may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, we approved the 1995 Stock Option Plan (the “1995 Plan”). Under the terms of the 1995 Plan, we may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, we approved the 1999 Stock Option Plan (the “1999 Plan”). Under the terms of the 1999 Plan, we may issue up to an aggregate of 750,000 nonqualified or incentive stock options to directors, officers and other employees. In September 2000, we approved the 2000 Stock Option Plan (the “2000 Plan”). Under the terms of the 2000 Plan, we may issue up

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to an aggregate of 4,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan have been at an exercise price equal to or greater than the fair market value of the stock at the date of grant.

      In July 1996, we approved the Outside Directors 1996 Formula Stock Option Plan (the “Formula Plan”). Under the terms of the Formula Plan, we may issue up to an aggregate of 125,000 nonqualified stock options to directors who are not employees or officers of the Company (the “Outside Directors”). On the date the Formula Plan was adopted, each Outside Director received a grant of stock options to purchase 5,000 shares of Common Stock (before giving effect to the subsequent one-for-five reverse stock split). Commencing January 2, 1997, and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 5,000 shares of Common Stock (before giving effect to the subsequent one-for-five reverse stock split). Options granted under the Formula Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant. No options have been granted under the Formula Plan subsequent to January 1999.

      In July 1996, we approved the Senior Executives 1996 Stock Option Plan (the “Senior Executives Plan”). Under the terms of the Senior Executives Plan, we were authorized to issue up to an aggregate of 700,000 nonqualified stock options to Peter J. Ratican and Eugene L. Froelich, former Chief Executive Officer and Chief Financial Officer of the Company, respectively (the “Senior Executives” and individually the “Senior Executive”). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 70,000 shares of Common Stock (before giving effect to the subsequent one-for-five reverse stock split). Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by us was to receive a grant of stock options to purchase 70,000 shares of Common Stock (before giving effect to the subsequent one-for-five reverse stock split). Mr. Froelich’s continuing participation in the Senior Executives Plan ceased when his employment with us was terminated in December 1997. Mr. Ratican’s continuing participation in the Senior Executives Plan ceased when his employment with us terminated effective June 30, 1999. Options granted under the Senior Executives Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant. No options have been granted under the Senior Executives Plan subsequent to January 1999.

      A summary of our stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding beginning of year	510	$14.15	520	$54.95	441	$57.30
Granted(a)	0		300	6.90	142	23.50
Exercised
Forfeited	(125)	26.33	(118)	54.15	(45)	63.15
Expired	0		(192)	37.15	(18)	66.05
Outstanding end of year	385	15.76	510	18.73	520	47.05
Exercisable end of year	367	15.63	216	31.85	357	54.95

(a)	The weighted-average fair value of options granted during 2000 and 1999 was $3.80 and $12.00, respectively. No options were granted in 2001.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001:

				Options Exercisable
	Options Outstanding
				Number
	Number	Weighted-Average		Exercisable
	Outstanding	Remaining		at
	at 12/31/01	Contractual Life	Weighted-Average	12/31/01	Weighted-Average
Range of Exercise Prices	(000)	(# of Months)	Exercise Price	(000)	Exercise Price

$ 5.00 - $ 56.90	346	99	$12.89	328	$12.59
$ 71.25 - $ 73.75	18	55	73.75	18	73.75
$102.50 - $132.50	21	60	110.54	21	110.54

$ 5.00 - $132.50	385	95	21.06	367	21.19

      We have elected to follow APB Opinion No. 25 and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999 respectively: volatility factors of the expected market price of the Company’s common stock of .59 and .53; a weighted-average expected life of the options of 5.0 years; risk-free interest rates of 6.1% and 5.5%, and dividend yield of 0%. No options were granted in 2001.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by us from January 1, 1995 through December 31, 2001. During the initial phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years, because, for example, options may vest over several years and additional awards generally are made each year. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows for the years ended December 31 (in thousands except for earnings per share information):

	2001	2000	1999

Pro forma net loss from continuing operations	$(3,260)	$(31,599)	$(1,612)
Pro forma loss per common share from continuing operations:
Basic	$(.33)	$(6.46)	$(.45)
Diluted	$(.33)	$(6.46)	$(.45)

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

      On February 27, 1995 the Board approved Restricted Stock Grant Agreements awarding 65,000 shares of Restricted Stock (before giving effect to the subsequent one-for-five reverse stock split) each to Mr. Ratican and Mr. Froelich (individually the “Executive”). Mr. Froelich’s Restricted Stock vested upon the termination of his employment with us on December 11, 1997. Mr. Ratican’s Restricted Stock vested on February 27, 1998 upon the expiration of the three-year vesting period.

Note 5 — Notes Receivable from Shareholders

      On February 18, 1997 we entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich, who at that date served as Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the “Executives” and individually the “Executive”), whereby we loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (individually the “1997 Ratican Note” and the “1997 Froelich Note”, respectively). The 1997 Ratican Note and the 1997 Froelich Note are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points. All principal and accrued interest were due at the maturity date of April 1, 2001 or upon an event of default; provided however, that if an Executive should sell any shares of our Common Stock serving as security under the loan agreement, the Executive shall pay a pro rata share of the proceeds to us to be applied against any outstanding principal and accrued interest balances of such Executive as of such date.

      In connection with the Ratican Settlement Agreement (see “Note 8 — Litigation and Management Settlement Charges”), as of April 24, 1999, the 1997 Ratican Note and related loan documents were amended extending the term from April 1, 2001 to June 30, 2003 (the Restated 1997 Ratican Note). The Restated 1997 Ratican Note provides that on the maturity date, in lieu of payment of the original principal balance and all accrued interest thereon (the “Maturity Balance”), Ratican may fully satisfy his obligations under the Restated 1997 Ratican Note through the payment to us for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr. Ratican resulting from the reduction of the Maturity Balance to zero.

      At April 1, 2001, the 1997 Froelich Note in the approximate amount of $2.9 million became due. The 1997 Froelich Note had not been paid as of March 28, 2002. We commenced an action in California state court to collect on the note, and on October 18, 2001 the court granted summary adjudication in our favor. We cannot give assurance that we will recover all or a significant portion of this note.

      The principal and accrued interest of notes receivable from shareholders at December 31, 2001 and 2000 have been reflected as a reduction of shareholders’ equity.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Income Taxes

      The provision (benefit) for income taxes at December 31 consisted of the following:

	2001	2000	1999

	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State		7	55

	0	7	55

Deferred:
Federal		15,300
State		2,922	(55)

		18,222	(55)

Provision for income taxes	$—	$18,229	$—

      The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

	2001	2000

	(Amounts in thousands)
Current deferred tax assets:
Loss carryforwards	$—	$—

Noncurrent deferred tax assets:
Loss carryforwards	$(153,654)	$(140,275)
Depreciation	(1,001)	(1,171)
Other	(9,098)	(9,098)

Gross deferred tax assets	(163,753)	(150,544)
Deferred tax assets valuation allowance	163,753	150,544

Deferred tax assets	$0	$0

      The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

	2001	2000	1999

	(Amounts in thousands)
Tax benefit at statutory rate	$(5,052)	$(15,883)	$(4,170)
State income taxes	4	7	55
Anticipation of future benefit of NOLs			(55)
Change in deferred tax asset valuation allowance		18,222
Limitation on current-year tax benefit due to unrealized NOL carryforwards	5,048	15,883	4,170

Provision for income taxes	$0	$18,229	$0

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, we had net operating loss carryforwards (“NOLs”) for federal tax purposes expiring as follows (amounts are in millions):

Year of Expiration	NOL

2003	$144.7
2004	80.7
2005	7.8
2006	2.2
2007	1.2
2012	30.1
2018	84.8
2019	5.9
2020	47.9
2021	30.9

Total NOL carryforwards	$436.2

      On December 5, 1990 (the “Effective Date”) we emerged from protection under Chapter 11 pursuant to our joint plan of reorganization, as modified (the “Reorganization Plan”). Upon the Effective Date of the Reorganization Plan, we experienced a “change of ownership” pursuant to applicable provisions of the Internal Revenue Code (the “IRC”). As a result of the ownership change, our pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. From the Effective Date through December 31, 1995 we have recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, we determined that our annual limitation for our pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. We also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, we believe that approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, we are allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 2001 we have utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes. We are unable to quantify to what extent, if any, we may be able to fully utilize our remaining pre-change NOLs prior to their expiration. Should we experience a second “change of ownership”, the limitation under Section 382 of the IRC on NOLs would be recalculated.

      We use the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under this method, deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of the related tax benefit in the future.

      In accordance with SFAS 109 we have reserved the full amount of the deferred tax asset at December 31, 2001. Should we recognize any future benefits from a reduction of the valuation allowance, this will result in a reduction to our income tax expense.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Employee Benefit Plans

      We previously adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the “Savings Plan”). The Savings Plan is a defined contribution 401(k) profit sharing plan covering those of our employees who have satisfied certain eligibility requirements. The primary eligibility requirement is that an employee must have completed six months of eligible service. The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for us to match up to 3% of total compensation, not to exceed the employee’s contribution. Our contributions were approximately $139,000, $330,000 and $380,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Savings Plan was terminated effective February 28, 2002.

      We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. No executives who joined us subsequent to January 1, 1997 are participants in the SERP. Four of the five individuals currently eligible for participation in the SERP were no longer employed by us at December 31, 2001. Compensation expense recognized in connection with the SERP was $1,230,000 and $282,000 for the years ended December 31, 2001 and 1999, respectively. No expense was recognized in 2000. The SERP compensation expense recognized in 2001 was the result of a valuation of our liability performed by a third party. The SERP compensation expense recognized in 1999 included $500,000 related to the immediate recognition of the discounted present value of vested retirement benefits for our former Chief Executive Officer which was included in the management settlement charge recorded in 1999 (see “Note 8 — Litigation and Management Settlement Charges”). Our liability under the SERP at December 31, 2001 is estimated at $2.78 million and is included in the caption “Other Long-Term Liabilities”.

Note 8 — Litigation and Management Settlement Charges

      In the fourth quarter of 2000, we recorded charges of $.785 million for employee severance costs and $.725 million in litigation reserves for costs associated with the defense and settlement of various legal actions.

      In 1999, we recorded a $5.5 million management settlement charge related to a settlement with our Chief Executive Officer, Peter J. Ratican pursuant to which Mr. Ratican agreed to retire as President and CEO of the Company and agreed not to seek re-election to the Board of Directors.

Note 9 — Discontinued Operations

      As a result of the rehabilitation of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc., and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the North and South Carolina HMOs through their closures on September 30, 1999 and March 31, 1999, respectively; the Louisiana HMO through its sale date on August 1, 2000; the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. through its rehabilitation date of May 3, 2001; and the California HMO through its bankruptcy filing on May 25, 2001, are included in discontinued operations.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The operating results of the discontinued operations for the years ended December 31 are summarized as follows:

	Years Ended December 31,

	2001	2000	1999

Revenues	$237,243	$731,888	$712,872
Expenses	265,338	765,240	723,869

Loss from discontinued operations	(28,095)	(33,352)	(10,997)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets — Note 2	16,423

Loss from discontinued operations	$(11,672)	$(33,352)	$(10,997)

      In 2000, expenses include a $4.9 million charge for losses associated with certain of our capitated provider arrangements.

      In 1999, expenses include $3.0 million for loss contracts associated with our commercial healthcare operations in North and South Carolina. We ceased offering commercial health care coverage in the Carolinas health plans in 1999.

      The net assets (liabilities) of discontinued operations as of December 31 are summarized as follows:

	December 31,

	2001	2000

Current assets	$—	$110,497
Property and equipment	—	3,306
Long-term assets	—	6,370
Current liabilities	—	(109,131)

Net assets of discontinued operations	$0	$11,042

Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the years ended December 31, 2001 and 2000, as restated, to reflect the deconsolidation of the California HMO described in (4) below and the reclassification of the HMO operations as discontinued operations:

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share data)
2001
Revenues as originally reported	$157,244	$121,768	$83,652	$	N/A
Adjustment for discontinued operations	(157,601)	(79,642)	N/A		N/A
Adjustment to reflect deconsolidation of California subsidiary	N/A	(41,871)	(83,404)		N/A
Adjustment to reflect inter-company service agreement income	999	991	986		N/A

Revenues as revised	642	1,246	1,234		(93)
Income (loss) as originally reported(1)	(18,360)	(4,916)	(3,557)		N/A
Adjustment to reflect deconsolidation of California subsidiary	N/A	2,407	2,789		N/A
Adjustment to reflect write-off of excess of California subsidiary’s liabilities over assets	N/A	7,317	N/A		N/A
Adjustment for discontinued operations	19,095	(7,423)	N/A		N/A

Income (loss) as revised	735	(2,615)	(768)		(607)
Net income (loss) per common share(3):
Basic as reported	$(1.88)	$(.50)	$(.37)		N/A
Adjustment for discontinued operations	$1.96	$(.76)	N/A		N/A
Adjustment to reflect deconsolidation of California subsidiary	N/A	$.99	$.29		N/A

Basic as revised	$.08	$(.27)	$(.08)		$(.06)
Diluted as reported	$(1.88)	$(.50)	$(.37)		N/A
Adjustment for discontinued operations	$1.96	$(.76)	N/A		N/A
Adjustment to reflect deconsolidation of California subsidiary	N/A	$.99	$.29		N/A

Diluted as revised	$.08	$(.27)	$(.08)		$(.06)
2000
Revenues as originally reported	$184,919	$187,187	$181,755		$177,912
Adjustment to reflect inter-company service agreement income	3,795	3,434	3,331		4,424
Adjustment for discontinued operations	(185,254)	(186,505)	(182,205)		(177,924)

Revenues as revised	3,460	4,116	2,881		4,412
Income (loss) as originally reported(2)	50	(4,680)	(7,784)		(52,532)
Adjustment for discontinued operations	(506)	4,475	4,862		24,521

Income (loss) as revised	(456)	(205)	(2,922)		(28,011)
Net income (loss) per common share(3):
Basic as reported	$.00	$(1.30)	$(2.08)		$(6.05)
Adjustment for discontinued operations	$(.13)	$1.24	$1.30		$2.82

Basic as revised	$(.13)	$(.06)	$(.78)		$(3.23)
Diluted as reported	$.00	$(1.30)	$(2.08)		$(6.05)
Adjustment for discontinued operations	$(.13)	$1.24	$1.30		$2.82

Diluted as revised	$(.13)	$(.06)	$(.78)		$(3.23)

(1)	In the second quarter of 2001 the Company recorded a gain of $16.4 million to record the extent to which the liabilities of certain subsidiaries that were either placed into rehabilitation by regulatory authorities or filed for Chapter 11 bankruptcy protection exceeded the assets of those subsidiaries (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data — Note 2 to the Company’s Consolidated Financial Statements”).

(2)	In the second, third and fourth quarters of 2000 the Company recorded charges of $2.0 million, $2.5 million and $.4 million, respectively, for losses associated with certain of the Company’s capitated provider arrangements. In the fourth quarter of 2000 the Company also recorded charges of $.785 million for employee severance costs and $.725 million in litigation reserves for costs associated with the defense and settlement of various legal actions. In the fourth quarter of 2000 the Company also wrote off its deferred tax asset of $18.2 million. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data — Note 6 to the Company’s Consolidated Financial Statements”).

(3)	All share and per share amounts have been retroactively adjusted to reflect the one-for-five reverse split on our common stock completed on March 27, 2001.

(4)	On May 25, 2001, the California HMO filed for bankruptcy. The Company continued to report the accounts of the California HMO in their consolidated financial statements for the second and third quarters of 2001. The results of operations for these quarters have been restated to reflect the deconsolidation of the California HMO, and for all 2001 and 2000 quarters to reflect the reclassification of the HMO operations as discontinued operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Items 10, 11, 12, and 13.

      The information called for by Item 10 (Directors and Executive Officers), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2001.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)1.     Financial Statements

      The following consolidated financial statements of Maxicare Health Plans, Inc. are included in this report in response to Item 8.

Report of Independent Auditors — Ernst & Young LLP

Consolidated Balance Sheets — At December 31, 2001 and 2000

Consolidated Statements of Operations — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant — Condensed Balance Sheets at December 31, 2001 and 2000, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999, Notes to Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

      (b)1.     Reports on Form 8-K

      None.

      (c)1.     Exhibits

2.1	Bankruptcy Court Stipulation. Incorporated by reference from the Company’s Report on Form 8-K dated June 8, 2001 in which this exhibit bore the same exhibit number.
3.1	Charter of Maxicare Health Plans, Inc., a Delaware corporation as amended through December 31, 2000. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.
3.2	Bylaws of Maxicare Health Plans, Inc. in effect at December 31, 2000. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bore the same exhibit number.

3.3	Bylaws of Maxicare Health Plans, Inc. in effect at December 31, 2000. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bore the same exhibit number.
4.2c	Second Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company’s Registration Statement on Form S-2 (No. 333-4150) as previously filed with the Securities and Exchange Commission on July 14, 2000 in which this Exhibit bore the same exhibit number.
4.13	Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. Incorporated by reference from the Company’s Report on Form 8-K dated February 24, 1998 in which this exhibit bore the same exhibit number.
4.13a	First Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of October 9, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 in which this exhibit bore the same exhibit number.
10.28	Form of Distribution Trust Agreement. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.
10.30	Maxicare Health Plans, Inc. 401(k) Plan. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.
10.44	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, in which this exhibit bore the same exhibit number.
10.44a	Form of Stock Option Agreement related to the Maxicare Health Plans, Inc. 1990 Stock Option Plan. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 in which this exhibit bore the same exhibit number.
10.78	Maxicare Health Plans, Inc. 1995 Stock Option Plan. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, in which this exhibit bore the same exhibit number.
10.78a	Amendment Number One to the Maxicare Health Plans, Inc. 1995 Stock Option Plan. Incorporated by reference from the Company’s Report on Form 10-K dated for the year ended December 31, 1996 in which this exhibit bore the same exhibit number.
10.81	Form of Stock Option Agreement relating to Exhibit 10.78. Incorporated by reference from the Company’s Report on Form 10-K dated for the year ended December 31, 1995 in which this exhibit bore the same exhibit number.
10.83	Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option Plan Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders held on July 26, 1996, in which this exhibit bore the same exhibit number.
10.83a	Amendment Number One to the Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.
10.83b	Amendment No. 2 to the Maxicare Health Plans, Inc. Outside Directors 1996 Formula Stock Option Plan. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 in which this exhibit bore the same exhibit number.
10.84	Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option Plan. Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders held on July 26, 1996.
10.84a	Amendment Number One to the Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bore the same exhibit number.

10.84b		Amendment Number Two dated April 16, 1999 to the Maxicare Health Plans, Inc. Senior Executives 1996 Stock Option Plan. Incorporated by reference from the Company’s Report on Form 8-K dated May 4, 1999 in which this exhibit bore the same exhibit number.
10.87		Maxicare Health Plans, Inc. Supplemental Executive Retirement Program Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, in which this exhibit bore the same exhibit number.
10.87a		Amendment No. 1 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of March 28, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 in which this exhibit bore the same exhibit number.
10.87b		Amendment No. 2 to the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan dated as of May 8, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 in which this exhibit bore the same exhibit number.
10.87c		Amendment No. 3 dated April 16, 1999 to the Supplemental Executive Retirement Plan. Incorporated by reference from the Company’s Report on Form 8-K dated May 4, 1999 in which this exhibit bore the same exhibit number.
10.89		Dupee Group Settlement Agreement by and between American Opportunity Trust, Paul R. Dupee, Jr., J.O. Hambro Capital Management Limited, J.O. Hambro Investment Management, and North Atlantic Smaller Companies Investment Trust and Maxicare Health Plans, Inc., dated as of May 8, 1998, including Exhibit A, “Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting,” and Exhibits I and II, form of stipulations dismissing litigation. Incorporated by reference from the Company’s Report on Form 10-Q for the period ended March 31, 1998 in which the exhibit bore the same exhibit number.
10.89a		Form of Voting Agreement including Exhibit A, “Resolutions to be Adopted by the Shareholders of Maxicare Health Plans, Inc. at the 1998 Annual Meeting.” Incorporated by reference from the Company’s Report on Form 10-Q for the period ended March 31, 1998 in which the exhibit bore the same exhibit number.
10.92.	1	Maxicare Health Plans, Inc. 1999 Stock Option Plan. Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders held on June 30, 1999.
10.92a		Form of Stock Option Agreement related to the Maxicare Health Plans, Inc. 1999 Stock Option Plan. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 in which this exhibit bore the same exhibit number.
10.94		Employment Agreement between the Company and Susan M. Blais dated January 25, 2000. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 in which this exhibit bore the same exhibit number.
10.95		Application and Business Services Agreement entered into by and between Maxicare Health Plans, Inc., and The TriZetto Group, Inc. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 in which this exhibit bore the same exhibit number.
10.96		Pharmacy Benefits Management Services Agreement between Maxicare Health Plans, Inc. and Medimpact Healthcare Systems, Inc. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bore the same exhibit number.
21		List of Subsidiaries. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.
23.1		Consent of Independent Auditors — Ernst & Young LLP.
28.1		Notice That The Conditions to Effectiveness of the Plan Have Been Met or Waived. Incorporated by reference from the Company’s Report on Form 8-K dated December 5, 1990 in which this exhibit bore the same exhibit number.
28.2		Stipulation and Order Regarding Conditions to Effectiveness of Joint Plan of Reorganization. Incorporated by reference from the Company’s Report on Form 8-K dated December 5, 1990 in which this exhibit bore the same exhibit number.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.
Chief Executive Officer

Date: April 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 12, 2002
/s/ JOSEPH W. WHITE Joseph W. White	Chief Financial Officer and Director Principal Finance and Accounting Officer	April 12, 2002
/s/ GEORGE H. BIGELOW George H. Bigelow	Director	April 12, 2002

/s/ JOHN H. GUTFREUND John H. Gutfreund	Director	April 12, 2002

/s/ SIMON J. WHITMEY Simon J. Whitmey	Director	April 12, 2002

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,

	2001		2000

	(Amounts
	in thousands)
Current Assets
Cash and cash equivalents		$78	$4,903
Accounts receivable, net			9
Amounts due from subsidiaries — Note 2			878
Other current assets		250	2,431

Total Current Assets		328	8,221
Property and Equipment, Net		1,156	1,571
Investment in Subsidiaries		2,214	15,160

Total Assets		$3,698	$24,952

Current Liabilities
Estimated claims and other health care costs payable	$		$516
Amounts due to subsidiaries — Note 2		80	1,557
Other current liabilities		7,608	10,658

Total Current Liabilities		7,688	12,731
Other Long-Term Liabilities		3,816	5,080

Total Liabilities		11,504	17,811

Commitments and Contingencies — Note 3
Total Shareholders’ Equity		(7,806)	7,141

Total Liabilities and Shareholders’ Equity		$3,698	$24,952

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(Amounts in thousands)
Revenues
Equity in earnings (losses) of subsidiaries	$(13,446)	$(33,365)	$60
Service agreement income		11,599	13,035
Investment income	81	384	245
Other income (expense)	410	(51)	(429)

Total Revenues	(12,955)	(21,433)	12,911

Expenses
Marketing, general and administrative expenses	1,268	24,322	24,802
Depreciation and amortization	704	962	916

Total Expenses	1,972	25,284	25,718

Loss from Operations	(14,927)	(46,717)	(12,807)
Income Tax Benefit (Provision)		(18,229)	543

Net Loss	$(14,927)	$(64,946)	$(12,264)

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001		2000	1999

	(Amounts in thousands)
Cash Flows from Operating Activities:
Net loss		$(14,927)	$(64,946)	$(12,264)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization		704	962	916
Provision for (benefit from) deferred income taxes			18,229	(55)
Loss contracts, divestiture costs, litigation, management settlement and other charges			1,959	4,948
Equity in (earnings) losses of subsidiaries		13,446	33,365	(60)
Changes in other assets and liabilities		(3,548)	2,448	2,421

Net cash used for operating activities		(4,325)	(7,983)	(4,094)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities, net			(34)	1,086
Capital contributions to subsidiaries, net		(500)	(18,500)	(8,300)
Dividends received from subsidiaries			1,550	10,700
Dispositions of property and equipment, net				173

Net cash provided by (used for) investing activities		(500)	(16,984)	3,659

Cash Flows from Financing Activities:
Issuance of common stock			29,053
Payments on capital lease obligations				(292)

Net cash provided by (used for) financing activities		0	29,053	(292)

Net increase (decrease) in cash and cash equivalents		(4,825)	4,086	(727)
Cash and cash equivalents at beginning of year		4,903	817	1,544

Cash and cash equivalents at end of year		$78	$4,903	$817

Supplemental disclosures of cash flow information:
Cash paid during the year for —
Interest	$		$92	$153
Income taxes				$63
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets				$1,065
Forgiveness of note receivable from shareholder				$145
Allowance for forgiveness of note receivable from shareholder				$2,542
Forgiveness of amount due from subsidiary				$1,150
Equipment contributed to subsidiary				$404

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1 — General

      The condensed financial information of the registrant (“MHP”) should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements which are included elsewhere herein.

Note 2 — Transactions with Subsidiaries

      MHP operates under a decentralized and segregated cash management system. Through December 31, 2000, the operating subsidiaries paid monthly fees to MHP pursuant to administrative services agreements.

Note 3 — Commitments and Contingencies

      MHP’s assets held under capital leases at December 31, 1999 of $961,000 (net of $1,130,000, of accumulated amortization) were comprised primarily of equipment leases. On December 31, 2000 MHP contributed all of its fixed assets and intangible assets, along with any related liabilities, to Maxicare, its California HMO subsidiary. As a result of the bankruptcy of the California HMO (see “Note 4 — Disposition of Subsidiaries” below) MHP has retained responsibility for these obligations. Accordingly, the assets and related lease liabilities are included in the December 31, 2001 and 2000 condensed balance sheets of the registrant.

      Assets held under capital leases at December 31, 2001 and 2000 of $1,156,000 and $1,570,000, respectively, (net of $1,306,000 and $859,000, respectively, of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2001 were as follows:

	Operating	Capitalized
	Leases	Leases

	(Amounts in thousands)
2002	$871	$696
2003	336	494
2004	183	220
2005	—	114
2006	—	2

Total minimum obligations	$1,390	1,526

Amount representing interest		(200)
Less current obligations		(555)

Long-term obligations		$771

      The California HMO and Maxicare Life and Health Insurance Company, Inc. continue to contribute to the payment of the capital and operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO and Maxicare Life and Health Insurance Company, Inc. will together contribute approximately $675,000 to the payment of operating lease obligations and $690,000 to the payment of capital lease obligations, respectively, in 2002. Such payments by the California HMO and Maxicare Life and Health Insurance Company, Inc. are unlikely to continue after December 31, 2002.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

Note 4 — Disposition of Subsidiaries

      During the course of 2001 all significant operating subsidiaries of MHP ceased operation. On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. Our Indiana HMO is the sole owner of Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs. On May 24, 2001, the MDOI placed Maxicare Life and Health Insurance Company, Inc. under an Order of Administrative Supervision. and on January 28, 2002 Maxicare Life and Health Insurance Company, Inc. was placed into rehabilitation by the Missouri Department of Insurance. Effective January 1, 2002 Maxicare Life and Health Insurance Company, Inc. had no membership.

      Our California HMO was primarily regulated by the California Department of Managed Health Care. On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. On December 31, 2001 the California HMO surrendered its HMO license. Effective January 1, 2002 the California HMO had no membership.

      Equity in loss of subsidiaries for the year ended December 31, 2001 includes a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the Indiana Department of Insurance’s placement of the Indiana HMO and its wholly-owned subsidiary, Maxicare Life and Health Insurance Company, Inc., into rehabilitation and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries.

MAXICARE HEALTH PLANS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts —	Deductions —		End of
Description	of Period	Expenses	Describe	Describe		Period

	(Amounts in thousands)
For the Year Ended December 31, 2001
Allowance for doubtful accounts and retroactive billing adjustments	$5,922			$(5,922	)(1)	$0

	$5,922			$(5,922)		$0

For the Year Ended December 31, 2000
Allowance for doubtful accounts and retroactive billing adjustments	$1,892	$4,030				$5,922

	$1,892	$4,030				$5,922

For the Year Ended December 31, 1999
Allowance for doubtful accounts and retroactive billing adjustments	$5,481			$(3,589	)(2)	$1,892

	$5,481			$(3,589)		$1,892

(1)	Decrease in allowance, net of retroactive billing adjustment write-offs, is due to the deconsolidation of the Indiana HMO, Maxicare Life and Health Insurance Company and the California HMO as a result of their placement into rehabilitation (the Indiana HMO and Maxicare Life and Health Insurance Company) or bankruptcy (the California HMO).

(2)	Decrease in allowance, net of retroactive billing adjustment write-offs.