Form 10-K/A
period 2001-12-31
MAXICARE HEALTH PLANS INC
filed 2002-04-29
CIK 722573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001;

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12024

MAXICARE HEALTH PLANS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-3615709 (I.R.S. EMPLOYER IDENTIFICATION NO.)

1149 SOUTH BROADWAY STREET, LOS ANGELES, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	90015 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 765-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE
(TITLE OF CLASS)

PURPOSE OF AMENDMENT: TO ADD PART III

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers as of March 31, 2002:

NAME	AGE	POSITION

Paul R. Dupee, Jr.	58	Chief Executive Officer and Chairman of the Board of Directors
George H. Bigelow	59	Director
John H. Gutfreund	71	Director
Simon J. Whitmey	55	Director
Alan D. Bloom	56	Senior Vice President, Secretary and General Counsel
Patricia A. Fitzpatrick	50	Treasurer
Joseph W. White	43	Chief Financial Officer and Director

Compliance With Section 16(A) of The Securities Exchange Act of 1934

Mr. Dupee failed to file a Form 4 on a timely basis to report the sale of 16,800 shares of common stock in December, 2001. The required Form 4 was file on February 6, 2002. Based solely upon our review of the Forms 3, 4 and 5 and amendments thereto furnished to us, we believe that there were no other instances where our executive officers or directors failed to file all required reports on a timely basis.

Meetings and Committees of the Board of Directors

Our board of directors has two committees — the audit committee and the compensation committee.

The Audit Committee consists of three independent directors: Mr. Bigelow, Mr. Gutfreund and Mr. Whitmey. Mr. Whitmey is chairman of the Audit Committee. The audit committee met with our independent auditors and chief financial officer prior to the filing of our Form 10-K annual report to review the 2001 audited financial statements.

The Compensation Committee, which is composed of Mr. Bigelow, Mr. Whitmey and Mr. Dupee (ex-officio), serves as the stock option committee for our stock option plans and approves any employment agreements with management and changes in compensation for our executive officers.

Excluding actions by unanimous written consent, during 2001, the Board of Directors held five meetings and the Audit Committee held four meetings. Our Compensation Committee did not meet in 2001.

During 2001, all of our directors attended at least 80% of the meetings of the board and any committee of which they are members.

Item 11. Executive Compensation

Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2001, 2000 and 1999, of (i) our chief executive officer and (ii) the other four most highly compensated executive officers for 2001 other than the chief executive officer (collectively the “Named Officers”):

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION

		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION

Paul R. Dupee	2001	$607,000
Chairman of the Board of Directors,	2000	$183,000	$250,000	100,000
Chief Executive Officer	1999	$42,000		31,000
Susan M. Blais (1)	2001	$386,000
Executive Vice President	2000	$259,000		140,020

				LONG-TERM
				COMPENSATION

		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION

Alan D. Bloom	2001	$251,000
Senior Vice President,	2000	$251,000		20	$4,800
Secretary and General Counsel	1999	$230,000		3,000	$4,800
Patricia A. Fitzpatrick, Treasurer	2001	$142,000
	2000	$139,000		20	$4,000
	1999	$133,000		3,000	$3,800
Joseph W. White	2001	$136,000
Vice President, Director and	2000	$119,000		20	$3,300
Chief Financial Officer	1999	$109,000			$3,100

(1)	Ms. Blais resigned her position effective December 31, 2001.

The amounts shown under the caption “All Other Compensation” represent contributions made by us on behalf of the Named Officer pursuant to our 401(k) savings incentive plan.

All information relating to the number of shares of our common stock, the price of our common stock, the number of option shares and the exercise price per option share reflects the one-for-five reverse split of our common stock that became effective on March 27, 2001.

Option Grants

There were no stock option grants in 2001.

Option Exercises and Fiscal Year-end Values

No stock options were exercised by Named Officers in 2001. Shown below is information with respect to the unexercised options to purchase common stock at December 31, 2001.

	NUMBER OF UNEXERCISED		VALUE OF UNEXERCISED
	OPTIONS HELD AT		IN-THE-MONEY OPTIONS AT
	DECEMBER 31, 2001		DECEMBER 31, 2001(1)

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Paul R. Dupee, Jr.	31,000	100,000	$0	$0
Susan M. Blais	40,020	100,000	$0	$0
Alan D. Bloom	4,020	1,000	$0	$0
Patricia A. Fitzpatrick	2,020	1,000	$0	$0
Joseph W. White	20	0	$0	$0

(1)	Based on the closing price on the Over the Counter Bulletin Board on December 31, 2001, which was $.01.

Supplemental Executive Retirement Plan

The Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan is an unfunded retirement plan that covers key executives as designated by the Board. As of December 31, 2001, there were five participants in this plan, one of whom (Mr. Bloom) was employed by us as of that date. The normal retirement benefit is payable at age 65; however, the participant may elect to receive an early retirement benefit whereupon such benefit will be reduced by 1/240 for each month by which the distribution precedes the normal retirement date. In addition, the plan provides for a pre-retirement death benefit equal to 200% of the Participant’s average compensation. No payments are due under the Supplemental Executive Retirement Plan before February, 2002.

Compensation of Directors

During 2001, non-employee directors of the Company received compensation for their services as directors. These directors were Robert M. Davies (through May 2, 2001), Elwood I. Kleaver, Jr. (through March 14, 2001), George H. Bigelow, John H. Gutfreund and Simon J. Whitmey. During 2001, Mr. Davies earned $12,000; Mr. Kleaver earned $1,500; Mr. Bigelow earned $21,000; Mr. Whitmey earned $21,750; and Mr. Gutfreund earned $21,750. During 2002, the non-employee directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting. In addition, directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their services as directors of the Company. Directors have received no compensation for their services in the third and fourth quarters of 2001.

There were no grants of stock options in 2001. Previously, the non-employee directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that were granted to our present non-employee directors during 2000 and 1999:

	# OF		EXERCISE PRICE
DIRECTOR	OPTIONS	DATE OF GRANT	PER SHARE

George H. Bigelow	4,000	November 3, 2000	$5.00
John H. Gutfreund	4,000	November 3, 2000	$5.00
Simon J. Whitmey	4,000	November 3, 2000	$5.00

The options vest six months from the date of grant and expire ten years from the date of grant provided the director continues to serve as a director of the Company. In the event of termination of the directorship, such options expire one year from the date of such termination.

Compensation Committee Interlocks and Insider Participation

Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2001. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 31, 2002 by:

•	each director;

•	our chief executive officer and our other executive officers as of December 31, 2001 who were officers on March 31, 2002;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all officers and directors as a group.

NAME	SHARES	PERCENT

Paul R. Dupee, Jr.	345,630	3.5%
Alan D. Bloom	4,020	*
John H. Gutfreund	54,000	*
George H. Bigelow	11,150	*
Simon J. Whitmey	7,000	*
Patricia A. Fitzpatrick	2,036	*
Joseph W. White	20	*
All Directors and Executive Officers as a group	423,856	4.3%

*	less than one percent

Each of the persons listed has the sole right to dispose of the shares except as described in the following discussion.

The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on March 31, 2002 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table and for all officers and directors as group.

Paul Dupee	31,000
Alan Bloom	4,020
George Bigelow	4,000
John Gutfreund	4,000
Simon Whitmey	4,000
Patricia A. Fitzpatrick	2,020
Joseph W. White	20
All officers and directors as a group (7 individuals holding stock options)	49,060

Item 13. Certain Relationships and Related Transactions

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	/s/	PAUL R. DUPEE, JR

April 29, 2002		Paul R. Dupee, Jr. Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 29, 2002

/s/ JOSEPH W. WHITE Joseph W. White	Chief Financial Officer and Director, Principal Finance and Accounting Officer	April 29, 2002

/s/ GEORGE H. BIGELOW George H. Bigelow	Director	April 29, 2002

/s/ JOHN H. GUTFREUND John H. Gutfreund	Director	April 29, 2002

/s/ SIMON J. WHITMEY Simon J. Whitmey	Director	April 29, 2002