Form 10-Q
period 2002-03-31
MAXICARE HEALTH PLANS INC
filed 2002-05-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1149 South Broadway Street, Los Angeles, California	90015

(Address of principal executive offices)	(Zip Code)

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

Yes  [X]      No  [   ]

     Common Stock, $.01 par value — 9,741,926 shares outstanding as of May 13, 2002.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current Assets
Cash and cash equivalents	$3,419	$3,426
Marketable securities	0	306
Other current assets	168	248

Total Current Assets	3,587	3,980

Property and Equipment
Furniture and equipment	—	2,462
Less accumulated depreciation and amortization	—	1,306

Net Property and Equipment	—	1,156

Total Assets	$3,587	$5,136

Current Liabilities
Estimated claims and other health care costs payable	$1,163	$1,050
Accounts payable	27	54
Deferred income	0	113
Accrued salary expense	270	247
Other current liabilities	7,589	7,663

Total Current Liabilities	9,049	9,127
Long-Term Liabilities	3,591	3,815

Total Liabilities	12,640	12,942

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	(2,887)	(2,887)
Accumulated deficit	(289,730)	(288,485)
Accumulated other comprehensive income	0	2

Total Shareholders’ Equity	(9,053)	(7,806)

Total Liabilities and Shareholders’ Equity	$3,587	$5,136

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months ended
	March 31,

	2002	2001

Revenues
Premiums	$0	$257
Investment income	17	119
Other income	93	266

Total Revenues	110	642

Expenses
Health care expenses	0	126
Salary, general and administrative expenses	199	(339)
Depreciation and amortization	120	120
Impairment of leased assets	1,036	0

Total Expenses	1,355	(93)

Income (loss) from continuing operations before income taxes	(1,245)	735
Income tax provision

Income (loss) from continuing operations	(1,245)	735

Discontinued operations
Loss from discontinued operations		(19,095)

Net loss	$(1,245)	$(18,360)

Net income (loss) per common share:
Basic income (loss) per common share:
Continuing operations	$(.13)	$.08

Discontinued operations	$.00	$(1.96)

Weighted average number of common shares outstanding	9,742	9,742

Diluted income (loss) per common share:
Continuing operations	$(.13)	$.08

Discontinued operations	$.00	$(1.96)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income (Loss)	Total

Balances at December 31, 2001	9,742	$98	$283,466	(2,887)	$(288,485)	$2	$(7,806)
Comprehensive income (loss):
Net loss					(1,245)		(1,245)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)

Comprehensive loss							(1,247)

Balances at March 31, 2002	9,742	$98	$283,466	$(2,887)	$(289,730)	$0	$(9,053)

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(1,245)	$(18,360)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	120	580
Impairment of leased assets	1,036	0
Changes in assets and liabilities:
Increase in accounts receivable	0	12,796
Increase (decrease) in estimated claims and other health care costs payable	113	(2,987)
Increase (decrease) in deferred income	(113)	694
Changes in other miscellaneous assets and liabilities	(222)	(1,418)

Net cash used for operating activities	(311)	(8,695)

Cash Flows from Investing Activities:
Purchases of property and equipment and computer software	0	(2,944)
Decrease in restricted investments	0	9
Proceeds from sales and maturities of marketable securities	304	1,232
Purchases of marketable securities	0	(299)

Net cash provided by (used for) investing activities	304	(2,002)

Cash Flows from Financing Activities:
Payments on capital lease obligations	0	(146)

Net cash used for financing activities	0	(146)

Net decrease in cash and cash equivalents	(7)	(10,843)
Cash and cash equivalents at beginning of period	3,426	80,693

Cash and cash equivalents at end of period	$3,419	$69,850

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$0	$43
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment	$0	$91

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. Additionally, as of March 31, 2002, we were operating with a substantial capital deficiency (see “Liquidity” below).

     We own a California HMO that is incorporated under the laws of the state of California and is primarily regulated by the California Department of Managed Health Care. On May 25, 2001, the California HMO filed for Chapter 11 bankruptcy protection. All operations of the California HMO were terminated December 31, 2001. Effective that date the California HMO surrendered its Certificate of Authority to operate as an HMO.

     We operated an HMO in Indiana (the “Indiana HMO”) prior to May 4, 2001. The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The Indiana HMO was subsequently placed into liquidation by the Indiana Department of Insurance.

     Maxicare Life and Health Insurance Company, the indemnity provider that had underwritten the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs, was placed under administrative supervision by the Missouri Department of Insurance on May 24, 2001. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation.

     We also own Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002, Health Care Assurance Company, Ltd., ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

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

Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the events described above the operations and accounts of the Indiana HMO, the California HMO and Maxicare Life and Health Insurance Company are excluded from the consolidated balance sheets as of March 31, 2002 and December 31, 2001; the Consolidated Statement of Operations for the three months ended March 31, 2002; and the Consolidated Statement of Cash Flow for the three months ended March 31, 2002.

Discontinued Operations

     The placement of the Indiana HMO into rehabilitation on May 4, 2001 and the Bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company as discontinued operations in the preparation of these financial statements to the extent that the operations and accounts of those subsidiaries have been included in the financial statements at all (see “Note 4 — Discontinued Operations”).

Accounting Policies

     For further information on MHP and subsidiaries (collectively “we” or the “Company”) and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — REVERSE STOCK SPLIT

     On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

NOTE 3 — LIQUIDITY AND GOING CONCERN ISSUES

     As noted above, all of our significant subsidiaries are in bankruptcy, liquidation or rehabilitation; and we have terminated all operations. We had at March 31, 2002 a consolidated working capital deficiency of approximately $5.5 million, and a deficiency in stockholders’ equity of approximately $9.1 million. We have no remaining operations and no means of generating additional capital.

     Furthermore, of our total cash of $3.4 million at March 31, 2002, all but $43,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to March 31, 2002 we were able to transfer $100,000 from one of our subsidiaries to MHP. We cannot give any assurance that we will be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of May 13, 2002. We commenced an action in California state court to collect on the note, and on October 18, 2001, the court granted summary adjudication in our favor. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

     MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through March 2002 is approximately $260,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $900,000. The former executive has not to date made such election.

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

NOTE 4 — DISCONTINUED OPERATIONS

     As a result of the rehabilitation and liquidation of the Indiana HMO, the rehabilitation of Maxicare Life and Health Insurance Company, and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the Indiana HMO, Maxicare Life and Health Insurance Company and the California HMO are included as discontinued operations in the Consolidated Statement of Operations for the three months ended March 31, 2001.

     The operating results of the discontinued operations for three months ended March 31, 2001 are summarized as follows (in thousands):

2001

Revenues	$157,601
Expenses	176,696

Loss from discontinued operations	$(19,095)

NOTE 5 — COMMITMENTS and CONTINGENCIES

Litigation and Contract Terminations

     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., the Company’s Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against MHP and the five directors of the Indiana HMO, one of whom was a director of MHP. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that MHP is also liable for such failure; (2) MHP fraudulently concealed the financial condition of the Indiana HMO; (3) MHP manipulated the finances of the Indiana HMO for MHP’s own benefit; and (4) MHP received preferential and/or fraudulent transfers of money from the Indiana HMO. The amended Complaint requests money damages but does not specify the amount of damages sought, except that it seeks approximately $3.5 million respecting the alleged preferential and/or fraudulent transfers. All defendants answered the amended Complaint on April 5, 2002. No formal pre-trial discovery has yet been taken. MHP believes that the claims against it are without merit and intends to vigorously defend the suit.

     On September 1, 2000 MHP entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. The Trizetto Agreement also calls for a termination payment to be made by us under certain circumstances upon the termination of the Trizetto Agreement by the Company. The termination payment could be as much as $15.0 million. In March 2001, MHP assigned the Trizetto Contract to the California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. The California HMO has continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG has provided services at a lower level than that contemplated in the Trizetto Agreement. In addition to asserting various pre- and post-petition claims in the California bankruptcy proceeding, TZG has demanded $4.6 million from MHP in connection with this contract. The final amount of TZG’s termination claim against us is unknown at this time.

     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for us to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO’s rehabilitation and the California HMO’s bankruptcy, Medimpact has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from MHP for such costs.

     Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, claims may be filed against us by such creditors in the future.

We are also involved in legal actions in the normal course of business, including cases in which the plaintiffs assert claims against the Company for breach of contract, fraud, indemnity, contribution, malpractice, negligence, bad faith in the failure to pay claims on a timely basis or denial of coverage, seeking compensatory and, in certain instances, punitive damages in an indeterminate amount which may be material and are not covered by insurance, as well as other forms of equitable relief. We do not believe that any ultimate liability arising from these other actions or the costs incurred in defending these actions would materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these other actions could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our consolidated financial position, results of operations or cash flows for a future period.

NOTE 5 — IMPAIRMENT OF LEASED ASSETS

During the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain high volume copying equipment held under capital lease agreements. We have returned that equipment to the lessor and have recorded an impairment charge of approximately $1.0 million on our Consolidated Statements of Operations for the three months ended March 31, 2002 to write off the entire net book value of these leased assets. The liability associated with these leased assets remains on our Consolidated Balance Sheets.

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

Liquidity/ Working Capital Deficiency

As noted above, we have terminated all operations. We had at March 31, 2002 a consolidated working capital deficiency of approximately $5.5 million, and a deficiency in stockholders’ equity of approximately $9.1 million. We have no remaining operations and no means of generating additional capital. Furthermore, of our total cash and marketable securities of $3.4 million at March 31, 2002, all but $43,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to March 31, 2002 we were able to transfer $100,000 from one of our subsidiaries to MHP. We may not be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through March 2002 is approximately $260,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $900,000. The former executive has not to date made such election.

Disposition of Subsidiaries

On May 4, 2001, the Commissioner of the Indiana Department of Insurance petitioned the Marion County Circuit Court to place our Indiana HMO into rehabilitation. The Indiana HMO was subsequently placed into liquidation. On May 25, 2001 our California HMO filed for Chapter 11 bankruptcy protection. On January 28, 2002, Maxicare Life and Health Insurance Company, the indemnity provider underwriting the preferred provider organization, point of service, and life insurance products offered by our Indiana and California HMOs, was placed into rehabilitation by the Missouri Department of Insurance. None of these subsidiaries had any membership subsequent to December 31, 2001.

Discontinued Operations

As a result of the rehabilitation and liquidation of the Indiana HMO, the rehabilitation of Maxicare Life and Health Insurance Company, and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the Indiana HMO, Maxicare Life and Health Insurance Company and the California HMO are included as discontinued operations in the Consolidated Statement of Operations for the three months ended March 31, 2001.

Results of Operations

We reported a net loss of $1.2 million for the quarter ended March 31, 2002. We sustained a loss of $18.4 million ($19.1 million in losses from discontinued operations offset in part by $.7 million in income from continuing operations) for the quarter ended March 31, 2001.

FORWARD LOOKING STATEMENTS

The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2001 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q and our Form 10-K for the year ended December 31, 2001, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2002, we had approximately $3.4 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2002, the Company did not have any outstanding bank borrowings or debt obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

May 13, 2002	/s/ Paul R. Dupee, Jr.

Date	Paul R. Dupee, Jr., Chief Executive Officer

May 13, 2002	/s/ Joseph W. White

Date	Joseph W. White Chief Financial Officer