Form 10-Q
period 2002-06-30
MAXICARE HEALTH PLANS INC
filed 2002-08-12
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-9615709 (I.R.S. Employer Identification No.)
1149 South Broadway Street, Los Angeles, California (Address of principal executive offices)	90015 (Zip Code)

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

Yes [X]       No [   ]

     Common Stock, $.01 par value — 9,741,926 shares outstanding as of August 9, 2002.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Current Assets
Cash and cash equivalents	$3,263	$3,426
Marketable securities	—	306
Other current assets	12	248

Total Current Assets	3,275	3,980

Property and Equipment
Furniture and equipment	—	2,462
Less accumulated depreciation and amortization	—	1,306

Net Property and Equipment	—	1,156

Total Assets	$3,275	$5,136

Current Liabilities
Estimated claims and other health care costs payable	$1,163	$1,050
Accounts payable	9	54
Deferred income	—	113
Accrued salary expense	4	247
Other current liabilities	8,863	7,663

Total Current Liabilities	10,039	9,127
Long-term Liabilities	3,382	3,815

Total Liabilities	13,421	12,942

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	(2,887)	(2,887)
Accumulated deficit	(290,823)	(288,485)
Accumulated other comprehensive income	—	2

Total Shareholders’ Equity	(10,146)	(7,806)

Total Liabilities and Shareholders’ Equity	$3,275	$5,136

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Premiums	$—	$792	$—	$1,049
Investment income	13	58	30	177
Other income	75	396	168	662

Total Revenues	88	1,246	198	1,888

Expenses
Health care expenses	—	813	—	939
Salary, general and administrative expenses	1,181	2,706	1,380	2,367
Depreciation and amortization	—	342	120	462
Impairment of leased assets	—	—	1,036	—

Total Expenses	1,181	3,861	2,536	3,768

Loss from continuing operations before income taxes	(1,093)	(2,615)	(2,338)	(1,880)

Income tax provision
Loss from continuing operations	(1,093)	(2,615)	(2,338)	(1,880)

Discontinued operations
Loss from discontinued operations	—	(9,000)	—	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	16,423	—	16,423

Income (loss) from discontinued operations	—	7,423	—	(11,672)

Net income (loss)	$(1,093)	$4,808	$(2,338)	$(13,552)

Net income (loss) per common share:
Basic income (loss) per common share:
Continuing operations	$(.11)	$(.27)	$(.24)	$(.19)
Discontinued operations	$—	$.76	$—	$(1.20)

Basic income (loss) per common share	$(.11)	$.49	$(.24)	$(1.39)

Weighted average number of common shares outstanding	9,742	9,742	9,742	9,742

Diluted income (loss) per common share:
Continuing operations	$(.11)	$(.27)	$(.24)	$(.19)
Discontinued operations	$—	$.76	$—	$(1.20)

Diluted income (loss) per common share	$(.11)	$.49	$(.24)	$(1.39)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	9,742	9,742

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income (Loss)	Total

Balances at December 31, 2001	9,742	$98	$283,466	(2,887)	$(288,485)	$2	$(7,806)
Comprehensive income (loss):
Net loss					(2,338)		(2,338)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)
Comprehensive loss							(2,340)

Balances at June 30, 2002	9,742	$98	$283,466	$(2,887)	$(290,823)	$0	$(10,146)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(2,338)	$(13,552)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	120	1,063
Impairment of leased assets	1,036	—
Write-off of rehabilitated and bankrupt subsidiaries’ excess of liabilities over assets	—	(16,423)
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
Decrease in accounts receivable	—	6,268
Increase (decrease) in estimated claims and other health care costs payable	113	(5,011)
Decrease in deferred income	(113)	(5,664)
Changes in other miscellaneous assets and liabilities	715	3,661

Net cash used for operating activities	(467)	(29,658)

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	—	(42,040)
Purchases of property and equipment and intangible assets	—	(5,256)
Increase in restricted investments	—	(18)
Proceeds from sales and maturities of marketable securities	304	1,201
Purchases of marketable securities	—	(299)

Net cash provided by (used for) investing activities	304	(46,412)

Cash Flows from Financing Activities:
Payments on capital lease obligations	—	(366)

Net cash used for financing activities	0	(366)

Net decrease in cash and cash equivalents	(163)	(76,436)
Cash and cash equivalents at beginning of period	3,426	80,693

Cash and cash equivalents at end of period	$3,263	$4,257

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest		$88
Supplemental schedule of non-cash investing activities:
Liabilities of rehabilitated and bankrupt subsidiaries		$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash		42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash		58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered		42,040

Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets		$(16,423)

Note 1 — Significant Accounting Policies

     Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries that had been engaged primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. Additionally, as of June 30, 2002, we were operating with a substantial capital deficiency (see “Liquidity” below).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Form 10-K for the year ending December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year or any future interim period.

Our California HMO filed for Chapter 11 bankruptcy protection on May 25, 2001, terminated all of its operations on December 31, 2001; and surrendered its Certificate of Authority to Operate as an HMO on that date. Our Indiana HMO was placed into rehabilitation by the Indiana Department of Insurance on May 4, 2001 and was subsequently placed into liquidation by the Indiana Department of Insurance in July, 2001. Maxicare Life and Health Insurance Company was placed under administrative supervision by the Missouri Department of Insurance on May 24, 2001, terminated all of its operations on December 31, 2001; and was placed into rehabilitation on January 28, 2002.

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

     Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the bankruptcy of our California HMO, the placement of our Indiana HMO into rehabilitation (and subsequently liquidation) by regulatory authorities; and the placement of Maxicare Life and Health Insurance Company under administrative supervision (and, subsequently, into rehabilitation), these three subsidiaries are excluded from the consolidated balance sheets; the consolidated statement of operations for the three and six months ended June 30, 2002; and the consolidated statements of cash flows for the six months ended June 30, 2002. The consolidated statement of operations for the three and six months ended June 30, 2001 and the consolidated statements of cash flows for the six months ended June 30, 2001 include the Indiana HMO and Maxicare Life and Health Insurance Company through May 4, 2001 and the California HMO through May 25, 2001.

     Other Income

Other income consists primarily of revenue derived from our participation in the State of California’s Access for Infants and Mothers program. Our participation in this program terminated on March 15, 2002. In the second quarter of 2002 we recorded an additional $75,000 of revenue from this program as a result of the final reconciliation and settlement of amounts due us from the State of California.

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

Note 3 — Liquidity and Going Concern Issues

As noted above, all of our significant subsidiaries are in bankruptcy, liquidation or rehabilitation; and we have terminated all operations. We had at June 30, 2002 a consolidated working capital deficiency of approximately $6.8 million, and a deficiency in stockholders’ equity of approximately $10.1 million. We have no remaining operations and no means of generating additional capital.

Furthermore, of our total cash of $3.3 million at June 30, 2002, all but $96,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to June 30, 2002 we were able to transfer $500,000 from one of our subsidiaries to MHP. We cannot give any assurance that we will be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of August 9, 2002. We commenced an action in California state court to collect on the note, and on October 18, 2001, the court granted summary adjudication in our favor. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through June 2002 is approximately $390,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $900,000. The former executive has not to date made such election.

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

Note 4 — Discontinued Operations

The placement of the Indiana HMO into rehabilitation on May 4, 2001, the bankruptcy filing of the California HMO on May 25, 2001 and the rehabilitation of Maxicare Life and Health Insurance Company have effectively ended our involvement in the managed care industry. As a result, we have treated these subsidiaries as discontinued operations in the preparation of these financial statements to the extent that their operations and accounts have been included in the financial statements at all. The operations of these subsidiaries are included as discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2001.

The operating results of the discontinued operations for three and six months ended June 30, 2001 are summarized as follows (in thousands):

	Three	Six
	months	months
	ended	ended

	June 30, 2001

Revenues	$79,642	$237,243
Expenses	88,642	265,338

Loss from discontinued operations	(9,000)	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	16,423	16,423

Income (loss) from discontinued operations	$7,423	$(11,672)

Note 5 — Commitments and Contingencies

     Litigation and Contract Terminations

On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., the Company’s Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against the Company and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. The amended Complaint requests money damages but does not specify the amount of damages sought, except that it seeks approximately $3.5 million respecting the alleged preferential and/or fraudulent transfers. All defendants answered the amended Complaint on April 5, 2002. Pre-trial discovery is proceeding but is not yet completed. The Company believes that the claims against it are without merit and intends to vigorously defend the suit.

On or about June 6, 2002, Eugene Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. Mr. Froelich was previously the executive vice president, chief financial officer and a director of the Company. The Company has a judgment in excess of $3 million against Mr. Froelich based on a promissory note that he gave to it while he was a Company executive.

On or about July 1, 2002, Mr. Froelich commenced an action in the Superior Court of the State of California, County of Los Angeles, against the Company and certain unnamed Company officers/directors. The complaint alleges that defendants’ denial of a lump sum payment to Mr. Froelich under the Company’s Supplemental Executive Retirement Program and the suspension of payments to him under such Program for one year constituted breaches of contract, breaches of fiduciary duty and violations of the Employee Retirement Income Security Act. The action seeks compensatory damages of no less than $1.0 million, punitive damages in an amount to be determined and an award of attorneys’ fees. On July 23, 2002, defendants served an answer to the complaint, and on July 26, 2002, defendants removed the case from California state court to the United States District Court for the Central District of California. Pre-trial discovery has not yet commenced. The Company believes that the claims are without merit and intends to vigorously defend the suit. As noted above, Mr. Froelich was previously a senior officer and director of the Company, and the Company has a judgment against him in excess of $3 million based on a promissory note he gave to it.

On September 1, 2000 the Company entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. The Trizetto Agreement also called for a termination payment to be made by us under certain circumstances upon the termination of the Trizetto Agreement by the Company. The termination payment could be as much as $15.0 million. In March 2001, the Company assigned the Trizetto Contract to Maxicare, the Company’s California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. The California HMO has continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG has provided services at a lower level than that contemplated in the Trizetto Agreement. In addition to asserting various pre- and post-petition claims in the California bankruptcy proceeding, TZG has demanded $4.6 million from the Company in connection with this contract. The final amount of TZG’s termination claim against us is unknown at this time.

Effective January 1, 2001, the Company entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for the Company to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO being placed in rehabilitation and the California HMO’s bankruptcy, Medimpact allegedly has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from the Company for such costs.

Effective February 2, 2000 the Company entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. In late May 2002, the Company received a demand from Computer Sciences Corporation (“CSC”), parent of Nichols TXEN for $879,695.75 in unpaid invoices under the terms of the contract.

Other than those noted above, no claims have been filed against the Company by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, claims may be filed against us by such creditors in the future.

Note 6 — Impairment of Leased Assets

During the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain high volume copying equipment held under capital lease agreements. We have returned that equipment to the lessor and have recorded an impairment charge of approximately $1.0 million on our consolidated statements of operations in March, 2002 to write off the entire net book value of these leased assets. The liability associated with these leased assets remains on our consolidated balance sheets.

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

Liquidity/ Working Capital Deficiency

As noted above, we have terminated all operations. We had at June 30, 2002 a consolidated working capital deficiency of approximately $6.8 million, and a deficiency in stockholders’ equity of approximately $10.1 million. We have no remaining operations and no means of generating additional capital. Furthermore, of our total cash and marketable securities of $3.3 million at June 30, 2002, all but $96,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to June 30, 2002 we were able to transfer $500,000 from one of our subsidiaries to MHP. We may not be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through June 2002 is approximately $390,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $900,000. The former executive has not to date made such election.

Results of Operations

We reported a net loss of $1.1 million for the quarter ended June 30, 2002. We reported net income of $4.8 million for the quarter ended June 30, 2001 due to $2.6 million in losses from continuing operations and $9.0 million in losses from discontinued operations, offset by a gain of $16.4 million realized by MHP upon the placement of our Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation (Indiana) or bankruptcy (California).

We reported a net loss of $2.3 million for the six months ended June 30, 2002. We reported a net loss of $13.6 million for the six months ended June 30, 2001 due to $1.9 million in losses from continuing operations and $28.1 million in losses from discontinued operations, offset in part by the previously mentioned gain of $16.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2002, we had approximately $3.3 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2002, the Company did not have any outstanding bank borrowings or debt obligations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On or about June 6, 2002, Eugene Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. Mr. Froelich was previously the executive vice president, chief financial officer and a director of the Company.

On or about July 1, 2002, Mr. Froelich commenced an action in the Superior Court of the State of California, County of Los Angeles, against the Company and certain unnamed Company officers/directors. The complaint alleges that defendants’ denial of a lump sum payment to Mr. Froelich under the Company’s Supplemental Executive Retirement Program and the suspension of payments to him under such Program for one year constituted breaches of contract, breaches of fiduciary duty and violations of the Employee Retirement Income Security Act. The action seeks compensatory damages of no less than $1.0 million, punitive damages in an amount to be determined and an award of attorneys’ fees. On July 23, 2002, defendants served an answer to the complaint, and on July 26, 2002, defendants removed the case from California state court to the United States District Court for the Central District of California. Pre-trial discovery has not yet commenced. The Company believes that the claims are without merit and intends to vigorously defend the suit.

Mr. Froelich was previously a senior officer and director of the Company, and the Company has a judgment against him in excess of $3 million based on a promissory note he gave to it.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

None

(b)	Reports on Form 8-K

Report on Form 8-K, with an event date of June 6, 2002 was filed on June 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)
August 9, 2002	/s/ PAUL R. DUPEE, JR.

Date	Paul R. Dupee, Jr., Chief Executive Officer
August 9, 2002	/s/ JOSEPH W. WHITE

Date	Joseph W. White Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

     The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

August 9, 2002	/s/ PAUL R. DUPEE, JR.

Date	Paul R. Dupee, Jr., Chief Executive Officer
August 9, 2002	/s/ JOSEPH W. WHITE

Date	Joseph W. White Chief Financial Officer