Form 10-Q
period 2002-09-30
MAXICARE HEALTH PLANS INC
filed 2002-11-13
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11231 La Cienega Boulevard, Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)

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

Yes [X]    No [   ]

     Common Stock, $.01 par value — 9,741,926 shares outstanding as of November 8, 2002.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Current Assets
Cash and cash equivalents	$2,785	$3,426
Marketable securities	—	306
Other current assets	6	248

Total Current Assets	2,791	3,980

Property and Equipment
Furniture and equipment	—	2,462
Less accumulated depreciation and amortization	—	1,306

Net Property and Equipment	—	1,156

Total Assets	$2,791	$5,136

Current Liabilities
Estimated claims and other health care costs payable	$1,163	$1,050
Accounts payable	30	54
Deferred income	—	113
Accrued salary expense	277	247
Other current liabilities	8,500	7,663

Total Current Liabilities	9,970	9,127
Long-term Liabilities	3,109	3,815

Total Liabilities	13,079	12,942

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	(2,887)	(2,887)
Accumulated deficit	(290,965)	(288,485)
Accumulated other comprehensive income	—	2

Total Shareholders’ Equity	(10,288)	(7,806)

Total Liabilities and Shareholders’ Equity	$2,791	$5,136

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Premiums	$—	$1,018	$—	$2,067
Investment income	10	61	40	239
Other income	100	155	268	816

Total Revenues	110	1,234	308	3,122

Expenses
Health care expenses	—	791	—	1,730
Salary, general and administrative expenses	252	1,089	1,632	3,457
Depreciation and amortization	—	122	120	584
Impairment of leased assets	—	—	1,036	—

Total Expenses	252	2,002	2,788	5,771

Loss from continuing operations before income taxes	(142)	(768)	(2,480)	(2,649)
Income tax provision	—	—	—	—

Loss from continuing operations	(142)	(768)	(2,480)	(2,649)

Discontinued operations
Loss from discontinued operations	—	—	—	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	—	—	16,423

Loss from discontinued operations	—	—	—	(11,672)

Net loss	$(142)	$(768)	$(2,480)	$(14,321)

Net loss per common share:
Basic loss per common share:
Continuing operations	$(.01)	$(.08)	$(.25)	$(.27)
Discontinued operations	$—	$—	$—	$(1.20)

Basic loss per common share	$(.01)	$(.08)	$(.25)	$(1.47)

Weighted average number of common shares outstanding	9,742	9,742	9,742	9,742

Diluted loss per common share:
Continuing operations	$(.01)	$(.08)	$(.25)	$(.27)
Discontinued operations	$—	$—	$—	$(1.20)

Diluted loss per common share	$(.01)	$(.08)	$(.25)	$(1.47)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	9,742	9,742

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income (Loss)	Total

Balances at December 31, 2001	9,742	$98	$283,466	(2,887)	$(288,485)	$2	$(7,806)
Comprehensive income (loss):
Net loss					(2,480)		(2,480)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)

Comprehensive loss							(2,482)

Balances at September 30, 2002	9,742	$98	$283,466	$(2,887)	$(290,965)	$0	$(10,288)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(2,480)	$(14,321)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	120	1,185
Impairment of leased assets	1,036	—
Write-off of rehabilitated and bankrupt subsidiaries’ excess of liabilities over assets	—	(16,423)
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
Decrease in accounts receivable	—	7,247
Increase (decrease) in estimated claims and other health care costs payable	113	(4,225)
Decrease in deferred income	(113)	(5,727)
Changes in other miscellaneous assets and liabilities	379	2,031

Net cash used for operating activities	(945)	(30,233)

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	—	(42,040)
Purchases of property and equipment and intangible assets	—	(5,256)
Decrease in restricted investments	—	708
Proceeds from sales and maturities of marketable securities	304	1,211
Purchases of marketable securities	—	(299)

Net cash provided by (used for) investing activities	304	(45,676)
Cash Flows from Financing Activities:
Payments on capital lease obligations	—	(371)

Net cash used for financing activities	0	(371)

Net decrease in cash and cash equivalents	(641)	(76,280)
Cash and cash equivalents at beginning of period	3,426	80,693

Cash and cash equivalents at end of period	$2,785	$4,413

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest	—	$98
Supplemental schedule of non-cash investing activities:	—
Capital lease obligations incurred for purchase of property and equipment and intangible assets	—	$114
Liabilities of rehabilitated and bankrupt subsidiaries	—	$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash	—	42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash	—	58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered	—	42,040

Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	$16,423

Note 1 — Significant Accounting Policies

Basis of Presentation

Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries that had been engaged primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. Additionally, as of September 30, 2002, we were operating with a substantial capital deficiency (see “Liquidity” below).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Form 10-K for the year ending December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year or any future interim period.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the bankruptcy of our California HMO, the placement of our Indiana HMO into rehabilitation (and subsequently liquidation) by regulatory authorities; and the placement of Maxicare Life and Health Insurance Company under administrative supervision (and, subsequently, into rehabilitation), these three subsidiaries are excluded from the consolidated balance sheets; the consolidated statement of operations for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001; and the consolidated statements of cash flows for the nine months ended September 30, 2002. The consolidated statement of operations for the nine months ended September 30, 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2001 include the Indiana HMO and Maxicare Life and Health Insurance Company through May 4, 2001 and the California HMO through May 25, 2001.

Other Income

Other income consists primarily of revenue derived from our participation in the State of California’s Access for Infants and Mothers program, which terminated on March 15, 2002. In the third quarter of 2002 we recorded an additional $100,000 of other income from the sale of certain intellectual property rights.

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

Note 3 — Liquidity and Going Concern Issues

As noted above, all of our significant subsidiaries are in bankruptcy, liquidation or rehabilitation; and we have terminated all operations. We had at September 30, 2002 a consolidated working capital deficiency of approximately $7.2 million, and a deficiency in stockholders’ equity of approximately $10.3 million. We have no remaining operations and no means of generating additional capital.

Furthermore, of our total cash of $2.8 million at September 30, 2002, all but $133,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to September 30, 2002 we were able to transfer $100,000 from one of our subsidiaries to MHP. We cannot give any assurance that we will be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, had not been paid as of November 8, 2002. We commenced an action in California state court to collect on the note, and on October 18, 2001, the court granted summary adjudication in our favor. We cannot give assurance that we will recover all or a significant portion of this note. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through September 30, 2002 is approximately $515,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $900,000. We have not received any notice from the former executive seeking to make such election.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Because of our financial condition, our continuing losses, the absence of business opportunities and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Note 4 — Discontinued Operations

The placement of the Indiana HMO into rehabilitation on May 4, 2001, the bankruptcy filing of the California HMO on May 25, 2001 and the rehabilitation of Maxicare Life and Health Insurance Company have effectively ended our involvement in the managed care industry. As a result, we have treated these subsidiaries as discontinued operations in the preparation of these financial statements to the extent that their operations and accounts have been included in the financial statements at all. The operations of these subsidiaries are included as discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2001.

The operating results of the discontinued operations for three and nine months ended September 30, 2001 are summarized as follows (in thousands):

	Three	Nine
	months	months
	ended	ended

	September 30, 2001

Revenues	$—	$237,243
Expenses	—	265,338

Loss from discontinued operations	—	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	16,423

Income (loss) from discontinued operations	$0	$(11,672)

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

On or about June 6, 2002, Eugene Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. The Company and the individuals have moved to dismiss the complaint, and the motion is pending. Mr. Froelich was previously the executive vice president, chief financial officer and a director of the Company. The Company has a judgment in excess of $3 million against Mr. Froelich based on a promissory note that he gave to it while he was a Company executive.

On or about July 1, 2002, Mr. Froelich commenced an action in the Superior Court of the State of California, County of Los Angeles, against the Company and certain unnamed Company officers/directors. The complaint alleges that defendants’ denial of a lump sum payment to Mr. Froelich under the Company’s Supplemental Executive Retirement Program and the suspension of payments to him under such Program for one year constituted breaches of contract, breaches of fiduciary duty and violations of the Employee Retirement Income Security Act. The action seeks compensatory damages of no less than $1.0 million, punitive damages in an amount to be determined and an award of attorneys’ fees. On July 23, 2002, defendants served an answer to the complaint, and on July 26, 2002, defendants removed the case from California state court to the United States District Court for the Central District of California. Pre-trial discovery is in an early stage. The Company believes that the claims are without merit and intends to vigorously defend the suit. As noted above, Mr. Froelich was previously a senior officer and director of the Company, and the Company has a judgment against him in excess of $3 million based on a promissory note he gave to it.

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

Effective February 2, 2000 the Company entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc., the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. The Company believes that the claim against it is without merit and intends to vigorously defend the suit.

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

Because of our financial condition, our continuing losses, the absence of business opportunities and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

As noted above, we have terminated all operations. We had at September 30, 2002 a consolidated working capital deficiency of approximately $7.2 million, and a deficiency in stockholders’ equity of approximately $10.3 million. We have no remaining operations and no means of generating additional capital. Furthermore, of our total cash and marketable securities of $2.8 million at September 30, 2002, all but $133,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to September 30, 2002 we were able to transfer $100,000 from one of our subsidiaries to MHP. We may not be able to transfer any more funds to MHP. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors to and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through June 2002 is approximately $515,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through September 30, 2003, which is estimated at no more than $900,000. We have not received any notice from the former executive seeking to make such election.

Results of Operations

We reported a net loss of $142,000 for the quarter ended September 30, 2002. We reported a net loss of $768,000 for the quarter ended September 30, 2001. We reported a net loss of $2.5 million for the nine months ended September 30, 2002. We reported a net loss of $14.3 million for the nine months ended September 30, 2001 due to $2.6 million in losses from continuing operations and $28.1 million in losses from discontinued operations, offset in part by a gain of $16.4 million realized by MHP upon the placement of our Indiana HMO and its wholly-owned subsidiary, MLH, into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation (Indiana) or bankruptcy (California).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2002, we had approximately $2.8 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2002, the Company did not have any outstanding bank borrowings or debt obligations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Effective February 2, 2000 the Company entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc., the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. The Company believes that the claim against it is without merit and intends to vigorously defend the suit.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit 10.97 — Consulting agreement by and between Joseph W. White and Maxicare Health Plans, Inc. dated August 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

November 8, 2002 Date	/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr., Chief Executive Officer

November 8, 2002 Date	/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer

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

November 8, 2002 Date	/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr., Chief Executive Officer

November 8, 2002 Date	/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer

Paul R. Dupee, Jr. does hereby certify that he is the duly elected and incumbent chief executive officer and Joseph White does hereby certify that he is the duly elected and incumbent chief financial officer of Maxicare Health Plans, Inc. (the “issuer”) and each of them does hereby certify, with respect to the issuer’s Form 10-Q for the quarter ended September 30, 2002 (the “report”) as follows:

1.	He or she has reviewed the report;

2.	Based on his or her knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on his or her knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.	He or she and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, for the issuer and have:

i.	Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the “Evaluation Date”); and

iii.	Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date

5.	He or she and the other certifying officers have disclosed to the issuer’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.	All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr. Chief Executive Officer

/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer