Form 10-Q/A
period 2002-09-30
MAXICARE HEALTH PLANS INC
filed 2002-12-05
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

for the quarterly period ended September 30, 2002

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) South Broadway Street, Los Angeles, California (Address of principal executive offices)	95-9615709 (I.R.S. Employer Identification No.) 90015 (Zip Code)

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

Yes  [X]    No  [   ]

Common Stock, $.01 par value — 9,741,926 shares outstanding as of December 2, 2002.

This Amendment adds Item 4 of Part 1 (Controls and Procedures) and updates information concerning certain litigation.

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

At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, was not paid, and we commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication in our favor. On November 14, 2002 the California Court of Appeal affirmed the summary adjudication and the judgment now exceeds $3 million. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

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

On or about June 6, 2002, Eugene Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. On November 14, 2002, the Court dismissed the complaint with leave to replead. Mr. Froelich was previously the executive vice president, chief financial officer and a director of the Company. The Company has a judgment in excess of $3 million against Mr. Froelich based on a promissory note that he gave to it while he was a Company executive.

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

At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, was not paid, and we commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication in our favor. On November 14, 2002 the California Court of Appeal affirmed the summary adjudication and the judgment now exceeds $3 million. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On or about June 6, 2002, Eugene Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. On November 14, 2002 the Court dismissed the complaint with leave to replead. Mr. Froelich was previously the executive vice president, chief financial officer and a director of the Company. The Company has a judgment in excess of $3 million against Mr. Froelich based on a promissory note that he gave to it while he was a Company executive.

At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million became due. The note, issued by a shareholder and former executive officer of MHP, was not paid, and we commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication in our favor. On November 14, 2002 the California Court of Appeal affirmed the summary adjudication and the judgment now exceeds $3 million. This note is presented as a reduction in shareholders’ equity in the consolidated balance sheets.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 10.97	—	Consulting agreement by and between Joseph W. White and Maxicare Health Plans, Inc. dated August 9, 2002. This Exhibit was previously filed and is not included as part of this Amended Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC. (Registrant)

December 2, 2002	/s/ PAUL R. DUPEE, JR

Date	Paul R. Dupee, Jr., Chief Executive Officer

December 2, 2002	/s/ JOSEPH W. WHITE

Date	Joseph W. White Chief Financial Officer

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

December 2, 2002	/s/ PAUL R. DUPEE, JR.

Date	Paul R. Dupee, Jr., Chief Executive Officer

December 2, 2002	/s/ JOSEPH W. WHITE

Date	Joseph W. White Chief Financial Officer

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

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 2, 2002	/s/ PAUL R. DUPEE, JR.

Date	Paul R. Dupee, Jr., Chief Executive Officer
December 2, 2002	/s/ JOSEPH W. WHITE

Date	Joseph W. White Chief Financial Officer