Form 10-K
period 2002-12-31
MAXICARE HEALTH PLANS INC
filed 2003-04-11
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) ☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12024

Maxicare Health Plans, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3615709 (IRS Employer Identification No.)

11231 South La Cienega Boulevard, Los Angeles, California (Address of principal executive offices)	90045 (Zip Code)

Registrant’s telephone number, including area code: (310) 649-7166

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2003.

Common Stock, $.01 par value — $38,965

     The number of shares outstanding of each of the issuer’s classes of capital stock, as of April 10, 2003.

Common Stock, $.01 par value — 9,741,926 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant’s definitive proxy statement in connection with its 2003 Annual Meeting of Shareholders to be filed within 120 days of the close of the registrant’s fiscal year.

PART I

Item 1. Business

General

     Since January 1, 2002 we have not been engaged in any active business and we have no reasonable prospects of obtaining or generating any ongoing business. At December 31, 2002 we had a substantial capital deficiency.

     As noted above, we have no continuing business activities. We are in the process of exploring possible strategies to realize any possible value remaining in the Company. It is likely, however, that it will be necessary for us to liquidate. We cannot give assurance that any liquidation would provide any value to our shareholders.

     We are a Delaware Corporation, organized on January 5, 1981. Our executive offices are located at 11231 South La Cienega Boulevard, Los Angeles, California 90045 and our telephone number is (310) 649-7166.

Disposition of Subsidiaries

     Through our wholly-owned subsidiaries, we operated health maintenance organizations (“HMOs”) in California (through May 25, 2001) and Indiana (through May 3, 2001). Maxicare Life and Health Insurance Company, our licensed insurance company, operated preferred provider organizations (“PPOs”) in California (through December 31, 2001) and Indiana (through May 3, 2001) in conjunction with the HMO products of Maxicare (our California HMO) and Maxicare Indiana, Inc. (our Indiana HMO). As of January 1, 2002 our operations were substantially terminated.

     On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect. Effective August 31, 2001, the California HMO terminated its Medicare product. Effective November 30, 2001 the California HMO completed the assignment of its Medi-Cal contracts to other health care providers, effectively terminating the California HMO’s Medi-Cal line of business. Effective December 31, 2001, all commercial membership was transferred to other health plans, leaving the California HMO with no operations. On December 31, 2001 the California HMO surrendered its California HMO license. On February 26, 2003 the California HMO’s Liquidating Plan of Reorganization was confirmed in the United States Bankruptcy Court. It is unlikely that we will receive any distribution of assets from the California HMO.

     The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The effect of this action was to terminate the ongoing operations of the Indiana HMO as of that date. The Indiana HMO was formally placed into liquidation on July 3, 2001. On that date the Indiana Commissioner of Insurance was appointed as Liquidator. It is unlikely that we will receive any distribution of assets from the Indiana HMO.

     Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001, effectively ceasing all operations. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. . On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company agreed to its liquidation. It is unlikely that we will receive any distribution of assets from Maxicare Life and Health Insurance Company.

     We also own and operate Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to us and our subsidiaries. Effective January 31, 2002, Health Care Assurance Company, Ltd ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers program (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

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

Risk Factors

Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.

     At December 31, 2002:

•	We had a consolidated working capital deficiency of approximately $7.5 million.

•	We had a deficiency in shareholders’ equity of approximately $9.6 million.

•	Only $183,000 of our cash and cash equivalents of $2.6 million was immediately available to us; the remainder of our cash and cash equivalents was held at subsidiaries where the transfer of cash to us requires the approval of regulatory authorities, which we may not receive. Subsequent to December 31, 2002, we were able to transfer $100,000 from one of our subsidiaries to MHP.

•	We had no means of generating cash or working capital.

•	We had substantial contingent liabilities, including a claim by the Commissioner of the Indiana Department of Insurance seeking at least $3.5 million in money damages, a claim under a management information services agreement of up to $12.0 million, an undetermined liability in connection with a building we lease that must be returned to its original condition upon termination of the lease, and an undetermined amount due under a pharmacy services agreement.

     As a result, we cannot give any assurance that it will not be necessary for us to seek protection under the Bankruptcy Code or liquidate without paying any consideration to our shareholders.

Because our shares are not listed on a stock exchange, our shares are subject to the penny stock rules, which make it difficult to purchase or sell our shares.

     Our common stock is subject to the SEC’s penny-stock rules, which impose additional sales practice requirements on broker-dealers who sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our shareholders to sell any common stock they may own.

Employees

     As of March 31, 2003 we had no full-time employees. Certain employees of our California HMO work for us on a part time basis. We reimburse the California HMO for the cost of their time under an established agreement.

Our Executive Officers

     Our executive officers at March 31, 2003 were as follows:

Name	Age	Position

Paul R. Dupee, Jr.	59	Chairman of the Board of Directors, Chief Executive Officer
Alan D. Bloom	57	Senior Vice President, Secretary and General Counsel
Patricia A Fitzpatrick	51	Treasurer
Joseph W. White	44	Chief Financial Officer, Director

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

Item 2. Properties

     We lease space at three locations in California. All of these leases have remaining terms of less than two years. Our executive offices are located at 11231 South La Cienega Boulevard, Los Angeles, California 90045, pursuant to a lease expiring in May 2004. Under the terms of this lease, we pay a monthly rental of approximately $19,500, plus a percentage of operating costs and annual increases. Through March 31, 2003, the California HMO and Maxicare Life and Health Insurance Company were sharing space with us and paying a substantial portion of our lease costs, and may continue to do so.

Item 3. Legal Proceedings

a. Promissory Note

     At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million (including accrued interest) became due. The note, issued by Eugene Froelich, a shareholder and former executive officer of MHP, was not paid, and we commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication and judgment was entered in our favor. On November 14, 2002, the California Court of Appeals affirmed the judgment. On or about March 14, 2003, Mr. Froelich satisfied the judgment in the net stipulated amount of $3.41 million by paying $2.583 million to MHP and by paying over the balance of $.767 million to the Sheriff pursuant to an attachment by Peter J. Ratican, as more fully set forth below. Offset against the judgment of $3.41 million was $.06 million that Mr. Froelich agreed to accept in full settlement of his claim against the Company in connection with his benefits under our Supplemental Executive Retirement Plan.

b. Indiana Department of Insurance

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

c. Derivative Action

     On or about June 6, 2002, Mr. Froelich commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. On November 14, 2002 the Court dismissed the complaint with leave to replead. By order dated February 4, 2003, the action was dismissed without prejudice.

d. Executive Retirement

     On or about July 1, 2002, Mr. Froelich commenced an action in the Superior Court of the State of California, County of Los Angeles, against the Company and certain unnamed Company officers/directors. The complaint alleges that defendants’ denial of a lump sum payment to Mr. Froelich under the Company’s Supplemental Executive Retirement Program and the suspension of payments to him under such Program for one year constituted breaches of contract, breaches of fiduciary duty and violations of the Employee Retirement Income Security Act. The action seeks compensatory damages of no less than $1.0 million, punitive damages in an amount to be determined and an award of attorneys’ fees. On July 23, 2002, defendants served an answer to the complaint, and on July 26, 2002, defendants removed the case from California state court to the United States District Court for the Central District of California. On January 31, 2003, the District Court granted summary judgment in favor of the Company dismissing the action, and Mr. Froelich’s time to appeal has now expired. On March 14, 2003 the Company satisfied its liability to Mr. Froelich under the Supplemental Executive Retirement Plan in conjunction with the settlement of a judgment against Mr. Froelich (see “Item 3. Legal Proceedings, a. Promissory Note”).

e. Consulting Agreement

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against the Company in the Superior Court of the State of California, alleging that the Company had breached his consulting agreement with it and claiming damages in excess of $700,000. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against the Company in connection with his claim. There has been no pre-trial discovery to date in the case. The Company intends to defend the action and to assert offsets and counterclaims against Mr. Ratican.

f. Business Services Agreement

     On September 1, 2000 the Company entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. It also called for a termination payment to be made by us under certain circumstances. In March 2001, the Company assigned the Trizetto Agreement to Maxicare, the Company’s California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. The California HMO has continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG has provided services at a lower level than that contemplated in the Trizetto Agreement. TZG has asserted various pre- and post-petition claims in the California bankruptcy proceeding in connection with the Trizetto Agreement. On or about March 13, 2003, TZG sued the Company in California state court, alleging breach of the Trizetto Agreement and claiming over $12 million in damages. There have been no further proceedings to date in this case.

g. Office of Personnel Management

     In or about November 1999, in substance, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The parties are engaged in settlement discussions. We cannot give any assurances as to the ultimate collection of amounts associated with this action.

h. Back Office Services Agreement

     Effective February 2, 2000, the Company entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc. (“CSC”), the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. This action has been stayed and the claim is now being heard in arbitration, which is in a preliminary stage. The Company believes that the claim against it is without merit and intends to vigorously defend the arbitration. The Company has asserted counterclaims against CSC in the arbitration alleging that it was fraudulently induced to enter into the contract and that CSC failed to perform under the contract, thereby causing damages to the Company in an amount not less than $5 million.

i. Other Litigation

     We are also involved in other legal actions in the normal course of business. We do not believe that any ultimate liability in excess of amounts accrued which would likely arise from these actions would materially affect our consolidated financial position, results of operations or cash flows, except that the matters described above involving the Indiana Department of Insurance and TZG, as well as certain other matters described in Item 8 of Part II hereof, may have such effect.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

     (a)  Market Information

     Our Common Stock trades on the Over the Counter Bulletin Board under the trading symbol MAXIQ.

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

Common Stock

	Sale Price

	High	Low

2002
First Quarter	$.02	$.01
Second Quarter	$.01	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.01	$.01
2001
First Quarter	$5.00	$2.03
Second Quarter	$2.19	$.01
Third Quarter	$.05	$.01
Fourth Quarter	$.03	$.01

     Our common stock is subject to the SEC’s penny-stock rules, which impose additional sales practice requirements on broker-dealers who sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our shareholders to sell any common stock they may own.

     (b)  Holders

     There were 896 holders of record of our Common Stock as of December 31, 2002.

     (c)  Dividends

     We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

     (d)  Sales of Unregistered Equity Security

     During 2002 we had no sales of unregistered equity securities.

     (e)  Securities Authorized for Issuance Under Equity Compensation Plans

     No securities were authorized for issuance during 2002 pursuant to equity compensation plans.

Item 6. Selected Financial Data

		For the Years Ended December 31,

	2002	2001	2000	1999	1998

		(Amounts in thousands except per share and membership data)
Continuing operations(1):
Revenues
Premiums	$—	$1,819	$2,343	$1,928	$1,798
Investment income(2)	569	239	529	288	888
Inter-company service agreement income	—	—	11,599	13,035	11,848
Other income	268	971	398	4,103	1,734

Total revenues	837	3,029	14,869	19,354	16,268

Expenses
Health care expenses (credits)	(312)	582	2,615	866	521
Salary, general and administrative expenses	1,062	4,998	23,147	13,339	16,822
Depreciation and amortization	120	704	962	916	548
Impairment of leased assets	1,036	—	—	—	—
Charges for litigation and management settlements(3)	209	—	1,510	5,500	250

Total expenses	2,115	6,284	28,234	20,621	18,141

Loss from continuing operations before income taxes	(1,278)	(3,255)	(13,365)	(1,267)	(1,873)
Income tax provision	—		(18,229)	—	—

Net loss from continuing operations	(1,278)	(3,255)	(31,594)	(1,267)	(1,873)

Discontinued operations:
Loss from discontinued operations (4)	—	(28,095)	(33,352)	(10,997)	(25,660)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets (5)	—	16,423	—	—	—

Loss from discontinued operations	0	(11,672)	(33,352)	(10,997)	(25,660)

Net Loss	$(1,278)	$(14,927)	$(64,946)	$(12,264)	$(27,533)

Net loss per common share:
Basic:(6)
Basic loss per common share from continuing operations	$(.13)	$(.33)	$(6.46)	$(.35)	$(.52)

Basic loss per common share from discontinued operations	$—	$(1.20)	$(6.81)	$(3.07)	$(7.16)

Weighted average number of common shares outstanding	9,742	9,742	4,894	3,585	3,586

Diluted:(6)
Diluted loss per common share from continuing operations	$(.13)	$(.33)	$(6.46)	$(.35)	$(.52)

Diluted loss per common share from discontinued operations	$—	$(1.20)	$(6.81)	$(3.07)	$(7.16)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	4,894	3,585	3,586

			At December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Assets of continuing operations	$2,643	$5,136	$13,198	$29,151	$32,181
Indebtedness of continuing operations(7)	$12,250	$12,942	$17,099	$19,931	$10,557
Net assets of discontinued operations(1)	$—	$—	$11,042	$33,936	$31,332
Shareholders’ equity (deficit)	$(9,607)	$(7,806)	$7,141	$43,156	$52,956
Membership Data:
Number of members	0	0	416,000	466,600	512,000

NOTES TO SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(1)	The placement of our Indiana HMO into rehabilitation on May 4, 2001 and the bankruptcy filing of our California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries as discontinued operations in the preparation of these financial statements. (See “Item 8. Financial Statements and Supplementary Data — Notes 2 and 10 to our Consolidated Financial Statements”.)

(2)	In 2002 we recorded investment income of $521,000 in connection with the March, 2003 collection of a note that had been issued by a former executive officer of the Company. (See “Item 8. Financial Statements and Supplementary Data — Note 5 to our Consolidated Financial Statements”.)

(3)	In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan. Additionally in 2002 we recorded $880,000 in legal reserves in connection with a contract we had previously entered into for the benefit of our subsidiaries. In 2000 we recorded charges of $785,000 for employee severance costs and $725,000 in litigation reserves for costs associated with the defense and settlement of various legal actions. A $5.5 million charge for management settlement costs was recorded in 1999. A $250,000 charge for litigation costs was recorded in 1998. (See “Item 8. Financial Statements and Supplementary Data — Note 9 to our Consolidated Financial Statements”.)

(4)	The loss from discontinued operations in 2000 includes charges of $4.9 million, for losses associated with certain of our capitated provider arrangements. The loss from discontinued operations for 1999 includes a $3.0 million charge for loss contracts related to the Carolinas commercial line of business. The loss from discontinued operations for 1998 includes a $10 million charge for loss contracts and divestiture costs and a $6.25 million charge for litigation, provider insolvency/impairment, and an increase to the loss contracts and divestiture costs reserve. (See “Item 8. Financial Statements and Supplementary Data — Note 10 to our Consolidated Financial Statements”.)

(5)	The results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the placement of the Indiana HMO into rehabilitation, the subsequent disposition of Maxicare Life and Health Insurance Company, and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.)

(6)	All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

(7)	Includes long-term liabilities of $2.1 million, $3.8 million, $5.1 million, $1.2 million and $.1 million, in 2002, 2001, 2000, 1999, and 1998, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Status

     We have no active business and no reasonable prospects of obtaining or generating any active business

     On December 31, 2001, we effectively ceased all operations. On that date, our California HMO and PPO terminated all membership. Our remaining operations at December 31, 2001 consisted of Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to us and our subsidiaries, and our administration of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. The activities of Health Care Assurance Company, Ltd., essentially ended with the termination of our HMO and PPO business. Our involvement with the AIM program ended on March 15, 2002.

     We are exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company, Ltd.; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At December 31, 2002, we had a consolidated working capital deficiency of approximately $7.5 million, and a deficiency in shareholders’ equity of approximately $9.6 million. Furthermore, of our total cash and cash equivalents of $2.6 million at December 31, 2002, all but $183,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. Subsequent to December 31, 2002, we were able to transfer $100,000 from one of our subsidiaries to MHP. We may not be able to transfer any more funds from our subsidiaries to MHP. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     At April 1, 2001, a note held by MHP in the approximate amount of $2.9 million (including accrued interest) became due. The note, issued by a shareholder and former executive officer of MHP, was not paid, and we commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication in our favor. On November 14, 2002 the California Court of Appeal affirmed the summary adjudication. On March 14, 2003, the former executive satisfied the judgment in the net stipulated amount of $3.41 million by paying $2.583 million to MHP and by paying over the balance of $.767 million to the Sheriff pursuant to an attachment by another former executive. Offset against the judgment of $3.41 million was $.06 million that the former executive agreed to accept in full settlement of his claim against the Company in connection with his benefits under our Supplemental Executive Retirement Plan. The note is presented as a reduction in shareholders’ equity in the consolidated balance sheets at December 31, 2002 and 2001.

     In or about November 1999, in substance, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. This action remains pending.

     MHP has defaulted in making the monthly payments due a former executive under his consulting agreement since October of 2001. The total amount due the former executive for the period of October 2001 through December 2002 is approximately $645,000. Under that agreement, the former executive may elect to receive the present value of the remaining consulting fees due to him through June 30, 2003, which is estimated at no more than $950,000. On March 11, 2003, the former executive obtained an attachment in the amount of approximately $767,000 against the Company in connection with his claim.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Item 8 Note 3 – Commitments and Contingencies”.

Disposition of Subsidiaries

     On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect. Effective August 31, 2001, the California HMO terminated its Medicare product. Effective November 30, 2001 the California HMO completed the assignment of its Medi-Cal contracts to other health care providers, effectively terminating the California HMO’s Medi-Cal line of business. Effective December 31, 2001, all commercial membership was transferred to other health plans, leaving the California HMO with no operations. On December 31, 2001 the California HMO surrendered its California HMO license. On February 26, 2003 the California HMO’s Liquidating Plan of Reorganization was confirmed in the United States Bankruptcy Court. It is unlikely that we will receive any distribution of assets from the California HMO.

     On May 24, 2001 the Missouri Department of Insurance placed our subsidiary, Maxicare Life and Health Insurance Company, Inc., under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001, effectively ceasing all operations. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company agreed to its liquidation. It is unlikely that we will receive any distribution of assets from Maxicare Life and Health Insurance Company.

     On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The effect of this action was to terminate the ongoing operations of the Indiana HMO as of that date. The Indiana HMO was formally placed into liquidation on July 3, 2001. On that date the Indiana Commissioner of Insurance was appointed as Liquidator. It is unlikely that we will receive any distribution of assets from the Indiana HMO.

     As a result of these events, results for the year ended December 31, 2001 include the Indiana HMO only through May 3, 2001. The financial results of Maxicare Life and Health Insurance Company are also included in the 2001 results only through May 3, 2001, due to the contribution of the capital stock of Maxicare Life and Health Insurance Company to the Indiana HMO effective December 31, 2000. The results of the California HMO are included in our results only through May 24, 2001.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     We reported a net loss of $1.3 million ($.13 per share basic and diluted) for the year ended December 31, 2002. We reported a net loss of $14.9 million ($1.53 per share basic and diluted) for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included investment income of $521,000 recorded in connection with the previously mentioned collection of a note that had been issued by a former executive officer of the Company. In 2002 we also recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan and $880,000 in legal reserves in connection with a contract we had previously entered into for the benefit of our subsidiaries. Losses from continuing operations for the year ended December 31, 2001 were $3.3 million; losses from discontinued operations for the year ended December 31, 2001 were $11.7 million, which included a gain of $16.4 million realized by MHP upon the placement of our Indiana HMO (to which MHP had contributed the capital stock of Maxicare Life and Health Insurance Company effective December 31, 2000) into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company) or May 25, 2001 (the California HMO).

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

     Results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP upon the placement of our Indiana HMO (to which MHP had contributed the capital stock of Maxicare Life and Health Insurance Company effective December 31, 2000), into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at the date of rehabilitation or bankruptcy. Loss from discontinued operations before adjustment for this gain was $28.1 million in 2001 compared to $33.4 million in 2000. The accelerating losses from discontinued operations in 2001 (results for 2001 are only through May 3, 2001 for Indiana and Maxicare Life and Health Insurance Company, Inc. and May 25, 2001 for California) stem from rapidly deteriorating operating performance in the first quarter of 2001 and additional claims liabilities of the Indiana HMO relating to dates of service prior to December 31, 2000.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2002, we had approximately $2.6 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

     As of December 31, 2002, we did not have any outstanding bank borrowings or debt obligations.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Maxicare Health Plans, Inc.

     We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the information with respect to the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

ERNST & YOUNG LLP

Los Angeles, California March 14, 2003

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Amounts in thousands
	except par value)

Current Assets
Cash and cash equivalents	$2,636	$3,426
Marketable securities	—	306
Other current assets	7	248

Total Current Assets	2,643	3,980

Furniture and Equipment
Furniture and equipment	—	2,462
Less accumulated depreciation and amortization	—	1,306

Net Property and Equipment	0	1,156

Total Assets	$2,643	$5,136

Current Liabilities
Estimated claims and other health care costs payable	$736	$1,050
Accounts payable	76	54
Deferred income	—	113
Accrued salary expense	328	247
Other current liabilities	9,019	7,663

Total Current Liabilities	10,159	9,127
Long-Term Liabilities	2,091	3,815

Total Liabilities	12,250	12,942

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Notes receivable from shareholders	(3,408)	(2,887)
Accumulated deficit	(289,763)	(288,485)
Accumulated other comprehensive income	—	2

Total Shareholders’ Deficit	(9,607)	(7,806)

Total Liabilities and Shareholders’ Equity	$2,643	$5,136

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

		(Amounts in thousands
		except per share data)
Revenues
Premiums	$—	$1,819	$2,343
Investment income	569	239	529
Inter-company service agreement income	—	—	11,599
Other income	268	971	398

Total Revenues	837	3,029	14,869

Expenses
Health care expenses (credits)	(312)	582	2,615
Salary, general and administrative expenses	1,062	4,998	23,147
Depreciation and amortization	120	704	962
Impairment of capital assets	1,036	—	—
Charges for litigation and management settlements	209	—	1,510

Total Expenses	2,115	6,284	28,234

Loss from continuing operations before income taxes	(1,278)	(3,255)	(13,365)
Income tax provision			(18,229)

Loss from continuing operations	(1,278)	(3,255)	(31,594)

Discontinued operations
Loss from discontinued operations	—	(28,095)	(33,352)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	16,423	—

Loss from discontinued operations	0	(11,672)	(33,352)

Net Loss	$(1,278)	$(14,927)	$(64,946)

Net Loss Per Common Share:
Basic loss per common share:
Continuing operations	$(.13)	$(.33)	$(6.46)
Discontinued operations	$—	$(1.20)	$(6.81)

Basic loss per common share	$(.13)	$(1.53)	$(13.27)

Weighted average number of common shares outstanding	9,742	9,742	4,894

Diluted loss per common share:
Continuing operations	$(.13)	$(.33)	$(6.46)
Discontinued operations	$—	$(1.20)	$(6.81)

Diluted loss per common share	$(.13)	$(1.53)	$(13.27)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	4,894

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

						Accumulated
	Number of		Additional			Other
	Common	Common	Paid-in		Accumulated	Comprehensive
	Shares	Stock	Capital	Other	Deficit	Income	Total

Balances at December 31, 1999	3,579	$36	$254,393	$(2,651)	$(208,612)	$(10)	$43,156
Comprehensive income (loss): Net loss					(64,946)		(64,946)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						11	11

Comprehensive loss							(64,935)
Issuance of common stock	6,163	62	28,991				29,053
Notes receivable from shareholder				(191)			(191)
Warrants issued in connection with professional services contract			58				58

Balances at December 31, 2000	9,742	98	283,442	(2,842)	(273,558)	1	7,141
Comprehensive income (loss): Net loss					(14,927)		(14,927)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						1	1

Comprehensive loss							(14,926)
Notes receivable from shareholder				(45)			(45)
Warrants issued in connection with professional services contract			24				24

Balances at December 31, 2001	9,742	98	283,466	(2,887)	(288,485)	2	(7,806)
Comprehensive income (loss): Net loss					(1,278)		(1,278)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)

Comprehensive loss							(1,280)

Interest earned on note receivable from shareholder				(521)			(521)

Balances at December 31, 2002	9,742	$98	$283,466	$(3,408)	$(289,763)	$0	$(9,607)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands)
Cash Flows from Operating Activities:
Net loss	$(1,278)	$(14,927)	$(64,946)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	120	1,305	1,527
Impairment of capital assets	1,036	—	—
Provision for deferred income taxes	—	—	18,229
Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	(16,423)	—
Charges for litigation and management settlements	209	—	1,959
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
(Increase) decrease in accounts receivable	—	8,403	(7,216)
Increase (decrease) in estimated claims and other health care costs payable	(314)	(5,969)	31,337
Decrease in deferred income	(113)	(5,789)	(3,177)
Changes in other miscellaneous assets and liabilities	(233)	2,161	6,874

Net cash used for operating activities	(573)	(31,239)	(15,413)

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	—	(42,040)	—
Purchases of property and equipment and intangible assets	—	(5,256)	(3,276)
Decrease in restricted investments	—	708	1,957
Increase in long-term receivables	—	—	(497)
Loans to shareholders	(521)	—	—
Proceeds from sales and maturities of marketable securities	304	1,231	4,620
Purchases of marketable securities	—	(299)	(4,535)

Net cash used for investing activities	(217)	(45,656)	(1,731)

Cash Flows from Financing Activities:
Issuance of common stock	—	—	29,053
Payments on capital lease obligations	—	(372)	(333)

Net cash provided by (used for) financing activities	0	(372)	28,720

Net (decrease) increase in cash and cash equivalents	(790)	(77,267)	11,576
Cash and cash equivalents at beginning of year	3,426	80,693	69,117

Cash and cash equivalents at end of year	$2,636	$3,426	$80,693

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest		$98	$107
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets		$114	$813
Liabilities of rehabilitated and bankrupt subsidiaries		$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash		42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash		58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered		42,040

Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets		$(16,423)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that owns various subsidiaries, primarily in the field of managed care. As of January 1, 2002 substantially all operations of MHP and its subsidiaries were terminated. Additionally, as of December 31, 2002 we were operating with a substantial capital deficiency (see “Liquidity” below).

     We operated an HMO in California (the “California HMO”) prior to May 25, 2001. On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect. All operations of the California HMO were terminated December 31, 2001. On February 26, 2003 the California HMO’s Liquidating Plan of Reorganization was confirmed in the United States Bankruptcy Court. It is unlikely that we will receive any distribution of assets from the California HMO.

     We operated an HMO in Indiana (the “Indiana HMO”) prior to May 4, 2001. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The effect of this action was to terminate the ongoing operations of the Indiana HMO as of May 4, 2001. The Indiana HMO was formally placed into liquidation on July 3, 2001. On that date the Indiana Commissioner of Insurance was appointed as Liquidator. It is unlikely that we will receive any distribution of assets from the Indiana HMO.

     Maxicare Life and Health Insurance Company, the indemnity provider that had underwritten the preferred provider organization (“PPO”), point of service (“POS”) and life insurance products offered by both our Indiana (PPO only) and California HMOs, is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company from the Company to Maxicare Indiana, Inc., on the condition that control of Maxicare Life and Health Insurance Company LH remain with the Company. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001. The effect of these actions was to terminate the ongoing operations of Maxicare Life and Health Insurance Company, Inc. as of December 31, 2001. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company agreed to its liquidation. It is unlikely that we will receive any distribution of assets from Maxicare Life and Health Insurance Company.

     We also own and operate Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002 Health Care Assurance Company, Ltd., ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

Reverse Stock Split

     On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Liquidity and Going Concern

     At December 31, 2002 we had a consolidated working capital deficiency of approximately $7.5 million, and a deficiency in shareholders’ equity of approximately $9.6 million. Furthermore, of our total cash and cash equivalents of $2.6 million at December 31, 2002, all but $183,000 was held at subsidiaries where the transfer of cash to MHP requires the approval of regulatory authorities. As noted above, we had no continuing business activities after March 15, 2002. We are in the process of evaluating the ultimate disposition of MHP and its surviving subsidiaries.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 3 – Commitments and Contingencies”.

     In or about November 1999, in substance, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The parties are engaged in settlement discussions. We cannot give any assurances as to the ultimate collection of amounts associated with this action.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

     Management is exploring possible strategies to realize any possible value remaining in the Company; however, given our financial condition and the claims against us, it is very possible that management will not be successful in these efforts, and we may seek protection under the Bankruptcy Code.

Note 2 — Significant Accounting Policies

Basis of Consolidation and Gain on Disposition of Subsidiaries

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the placement of Maxicare Indiana, Inc. into rehabilitation on May 4, 2001, the consolidated financial statements include the operations and accounts of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc (the outstanding shares of which were transferred to the Indiana HMO on March 9, 2001) only through May 3, 2001. As a result of the California HMO’s bankruptcy on May 24, 2001 the consolidated financial statements include its operations and accounts only through that date. The Consolidated Statements of Operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the occurrence of these events. The gain represents the extent to which consolidated losses of these subsidiaries through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in them.

     All significant intercompany balances and transactions have been eliminated.

Discontinued Operations

     The placement of the Indiana HMO (to which MHP had contributed the capital stock of Maxicare Life and Health Insurance Company, Inc.) into rehabilitation on May 4, 2001 and the bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company, Inc. as discontinued operations in the preparation of these financial statements (see “Note 10 — Discontinued Operations”). Although our remaining operations (parent, Health Care Assurance Company, Ltd., and the AIM program) are insignificant in size, financially dependent upon the California and Indiana HMOs, and also either terminated or likely to be terminated, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

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

     Cash and cash equivalents consist of the following at December 31:

	2002	2001

	(Amounts in
	thousands)
Cash	$259	$166
Certificates of deposit	15	105
Money market funds	2,362	3,155

	$2,636	$3,426

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

     We had no sales of investments during 2002. During 2001, in response to a draw upon a letter of credit issued by Health Care Assurance Company, Ltd., in connection with its reinsurance of Indiana Medicaid claims, we sold held-to-maturity securities having a book value of $700,000, realizing a net gain of approximately $3,500. During 2000, we sold available-for-sale marketable securities having a book value of $300,000, realizing a net loss of approximately $2,500.

     We had no investments at December 31, 2002. Investments at December 31, 2001 were comprised of U.S. Government obligations with a carrying value of $304,000 and fair value of $306,000 (gross unrealized gains and losses are immaterial).

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

Other Current Liabilities

     Other current liabilities include estimated liabilities related to litigation and contract termination costs and lease obligations (see “Note 3 — Commitments and Contingencies”).

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

Reinsurance Ceded

     Health Care Assurance Company, Ltd., provided excess of loss health care reinsurance coverage to the California HMO through November 30, 2001 (the date the California HMO’s Medi-Cal contracts were assigned to other providers) for the costs of medical services provided to Medi-Cal enrollees in California. From January 1, 1996 through April 30, 2001 Maxicare Life and Health Insurance Company, Inc. assumed 90% of the claims risk pursuant to this coverage. The effect on Health Care Assurance Company, Ltd.’s premiums written and earned in 2002, 2001 and 2000 was as follows:

		`Years Ended December 31,

	2002	2001	2000

Direct premiums	$—	$2,877	$4,964
Ceded premiums	—	(1,058)	(2,621)

Net premiums	$0	$1,819	$2,343

     Reinsurance ceded contracts do not relieve the Health Care Assurance Company, Ltd., from its obligations to policyholders. Health Care Assurance Company, Ltd., remains liable to its policyholders for the portion reinsured to the extent that Maxicare Life and Health Insurance Company, Inc. does not meet the obligations assumed under the reinsurance agreements. Consequently, allowances are established for amounts deemed not collectible. At December 31, 2002, there were no significant amounts recoverable from Maxicare Life and Health Insurance Company, Inc.

Health Care Expense Recognition

     The cost of health care services is expensed in the period we are obligated to provide such services. We establish an accrual for estimated claims payable including claims reported as of the balance sheet date and estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable are continually monitored and reviewed and, as settlements are made or accruals adjusted, differences are reflected in current operations.

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

Premium Deficiencies

     Estimated future health care costs and maintenance expenses under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable. No premium deficiencies existed at December 31, 2002 and 2001.

Stock Based Compensation

     At December 31, 2002 we had several stock-based employee compensation plans as described in Note 4. We account for these plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 148 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provision to stock-based employee compensation.

	Years ended December 31,

	2002	2001	2000

Net loss from continuing operations, as reported	$(1,278)	$(3,255)	$(31,594)
Less stock-based employee compensation expense determined under the fair-value based method	—	(26)	(3)

Net loss from continuing operations, as adjusted	$(1,278)	$(3,281)	$(31,597)

Loss per common share from continuing operations:
Basic as reported	$(.13)	$(.33)	$(6.46)
Basic as adjusted	$(.13)	$(.34)	$(6.46)
Diluted as reported	$(.13)	$(.33)	$(6.46)
Diluted as adjusted	$(.13)	$(.34)	$(6.46)

     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: volatility factor of the expected market price of the Company’s common stock of .59; a weighted-average expected life of the options of 5.0 years; risk-free interest rate of 6.1%, and dividend yield of 0%. No options were granted in 2002 or 2001.

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

	Years Ended December 31,

	2002	2001	2000

Basic loss per share of common stock:
Continuing operations:
Numerator — net loss	$(1,278)	$(3,255)	$(31,594)

Denominator — Weighted average number of common shares outstanding	9,742	9,742	4,894

Basic loss per common share	$(.13)	$(.33)	$(6.46)

Discontinued operations:
Numerator — net loss	$—	$(11,672)	$(33,352)

Denominator — Weighted average number of common shares outstanding	—	9,742	4,894

Basic loss per common share	$—	$(1.20)	$(6.81)

Diluted loss per share of common stock:
Continuing operations:
Numerator — net loss	$(1,278)	$(3,255)	$(31,594)

Denominator — Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	4,894

Diluted loss per common share	$(.13)	$(.33)	$(6.46)

Discontinued operations:
Numerator — net loss	$—	$(11,672)	$(33,352)

Denominator — Weighted average number of common shares outstanding	—	9,742	4,894

Basic loss per common share	$—	$(1.20)	$(6.81)

     Stock options are excluded from the calculation of diluted loss per share for 2002, 2001 and 2000 because the inclusion of stock options would have an anti-dilutive effect.

Restrictions on Fund Transfers

     All of the Company’s consolidated subsidiaries that maintain cash and investment balances require regulatory approval before transferring cash to MHP. Of the $2.6 million of cash and cash equivalents held by MHP and consolidated subsidiaries at December 31, 2002, approximately $183,000 was held directly by MHP; the remainder was held by subsidiaries requiring approval of regulatory authorities in order to transfer cash to MHP. Subsequent to December 31, 2002, we were able to transfer $100,000 from one of our subsidiaries to MHP.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities. Our investments in marketable securities are managed by internal investment managers within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. As of December 31, 2002, we believe that we had no significant concentrations of credit risk.

Other Income

     Other income includes revenue recognized in conjunction with our participation in the AIM program, which terminated March 15, 2002. Also recognized as other income in 2002 was $100,000 received in connection with the sale of certain intellectual property rights.

New Accounting Pronouncements

     In May 2002, SFAF No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, was an amendment of SFAS No. 4 and is no longer necessary. SFAS No. 44, Accounting for the Assets of Motor Carriers, defined accounting requirement for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete, and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provision of SFAS No. 98, Accounting for Leases, or SFAS No. 28, Accounting for Sales with Leasebacks, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No, 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption pf the provisions of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

     On or about June 6, 2002, Eugene Froelich, a shareholder and former executive officer of MHP, commenced a purported derivative action in the Superior Court of the State of California, Los Angeles County, on behalf of the Company against certain of its former and current officers and directors. The complaint, which names the Company as a nominal defendant, alleges, in substance, that the officers and directors breached their fiduciary duty to the Company in that they flagrantly mismanaged company affairs. The action seeks compensatory damages of not less than $10 million, together with an unspecified amount of punitive damages. On November 14, 2002 the Court dismissed the complaint with leave to replead. By order dated February 4, 2003, the action was dismissed without prejudice.

     On or about July 1, 2002, Mr. Froelich commenced an action in the Superior Court of the State of California, County of Los Angeles, against the Company and certain unnamed Company officers/directors. The complaint alleges that defendants’ denial of a lump sum payment to Mr. Froelich under the Company’s Supplemental Executive Retirement Program and the suspension of payments to him under such Program for one year constituted breaches of contract, breaches of fiduciary duty and violations of the Employee Retirement Income Security Act. The action seeks compensatory damages of no less than $1.0 million, punitive damages in an amount to be determined and an award of attorneys’ fees. On July 23, 2002, defendants served an answer to the complaint, and on July 26, 2002, defendants removed the case from California state court to the United States District Court for the Central District of California. On January 31, 2003, the District Court granted summary judgment in favor of the Company dismissing the action, and Mr. Froelich’s time to appeal has expired.

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against the Company in the Superior Court of the State of California, alleging that the Company had breached his consulting agreement with it and claiming damages in excess of $700,000. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against the Company in connection with his claim. There has been no pre-trial discovery to date in the case. The Company intends to defend the action and to assert offsets and counterclaims against Mr. Ratican.

     On September 1, 2000, the Company entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. It also called for a termination payment to be made by us under certain circumstances. In March 2001, the Company assigned the Trizetto Contract to Maxicare, the Company’s California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. The California HMO has continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG has provided services at a lower level than that contemplated in the Trizetto Agreement. TZG has asserted various pre- and post-petition claims in the California bankruptcy proceeding in connection with the Trizetto Agreement. On or about March 13, 2003, TZG sued the Company in California state court, alleging breach of the Trizetto Agreement and claiming over $12 million in damages. There have been no further proceedings to date in this case.

     Effective January 1, 2001, the Company entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for the Company to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO being placed in rehabilitation and the California HMO’s bankruptcy, Medimpact allegedly has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from the Company for such costs in an amount not presently known. The Company, in turn, believes that it has claims against Medimpact for rebates due to the Company.

     Effective February 2, 2000, the Company entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc. (“CSC”), the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. This action has been stayed and the claim is now being heard in arbitration, which is in a preliminary stage. The Company believes that the claim against it is without merit and intends to vigorously defend the arbitration. The Company has asserted counterclaims against CSC in the arbitration alleging that it was fraudulently induced to enter into the contract and that CSC failed to perform under the contract, thereby causing damages to the Company in an amount not less than $5 million.

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company from the Company to Maxicare Indiana, Inc., on the condition that control of MLH remain with the Company. The Company believes that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by the Company to Maxicare Indiana, Inc. is null and void. The Company intends to present its position to the Missouri Department of Insurance at the appropriate time.

     Under the terms of a lease expiring in May 2004 for 79,000 square feet of industrial space in Los Angeles, we are obligated to surrender that space in its original condition. We have previously made extensive modifications to the leased premises. The ultimate cost of any required repairs and renovations, if any, cannot be determined.

     Other than those noted above, no claims have been filed against the Company by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, claims may be filed against us by such creditors in the future.

     In or about November 1999, in substance, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The parties are engaged in settlement discussions. We cannot give any assurances as to the ultimate collection of amounts associated with this action.

     We are also involved in other legal actions in the normal course of business. We do not believe that any ultimate liability in excess of amounts accrued which would likely arise from these actions would materially affect our consolidated financial position, results of operations or cash flows, except that the matters described above involving the Indiana Department of Insurance, TZG, Medimpact and the renovation of leased space, may have such effect.

Leases

     We have operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $.1 million, $.8 million and $2.5 million reported for the years ended December 31, 2002, 2001 and 2000, respectively.

     In the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain equipment held under capital lease agreements (principally high volume copying equipment). We have returned that equipment to the lessor and have removed the leased assets from our balance sheet. The liability associated with these leased assets remains on our consolidated balance sheets. (Please see “Note 8 — Impairment of Leased Assets). Assets held under capital leases at December 31, 2001 of $1,156,000 (net of $1,306,000 of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2002 were as follows:

	Operating	Capitalized
	Leases	Leases

	(Amounts in thousands)
2003	$336	$1,033
2004	183	202
2005	—	96
2006	—	—
2007	—	—

Total minimum obligations	$519	1,331

Amount representing interest		(195)
Less current obligations		(860)

Long-term obligations		$276

     The California HMO and Maxicare Life and Health Insurance Company, Inc. continue to contribute to the payment of the capital and operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO and Maxicare Life and Health Insurance Company, Inc. will together contribute approximately $78,000 to the payment of operating and capital lease obligations in 2003. Such payments by the California HMO and Maxicare Life and Health Insurance Company, Inc. are unlikely to continue after June 30, 2003.

Note 4 — Capital Stock

     We are authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. As of December 31, 2002, the board of directors had created two series of preferred stock — Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2002, there were no shares of either series of preferred stock outstanding.

     At December 31, 2002, 9,741,926 shares of common stock were issued and outstanding; 209,000 shares were reserved for stock options (all of which had vested); and 107,000 shares were reserved for the fulfillment of warrants. Warrants having an exercise price of $7.50 per share for 81,000 shares expire on November 3, 2007. Warrants having an exercise price of $7.50 per share for 20,000 shares expire on September 12, 2005. Warrants having an exercise price of $6.25 per share for 6,000 shares expire on January 3, 2006.

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

     The dividend was paid to the shareholders of record on March 16, 1998, and with respect to Common Stock issued thereafter, until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Stock issued after the Distribution Date.

     Each Right entitled the holder thereof to purchase 1/500(th) of a share of our Series B Preferred Stock (the “Series B Preferred”) for $45.00 (the “Exercise Price”). Each 1/500 Series B Preferred (the “Preferred Fraction”) share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

     The Rights initially attached to our Common Stock and will not be exercisable until a shareholder, or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in our Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the “Distribution Date”) and the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of our Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if we are acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan. The Rights attached to all common shares held by our shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The Rights will expire on February 23, 2008. We may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company’s Common Stock. Any current holder that has previously advised us of owning an amount in excess of 15% of our Common Stock as of the date hereof has been “grandfathered” with respect to their current position, including allowance for certain small incremental additions thereto.

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

Private Placement

     On October 17, 2000 we entered into agreements for the sale in a private placement of 1.62 million shares of our common stock at $5.00 per share with certain qualified institutional buyers and highly accredited institutional investors. On November 3, 2000 the private placement was consummated and we received gross proceeds of $8.1 million for the issuance of 1.62 million shares of our common stock at $5.00 per share. In connection with the private placement we issued warrants for the purchase of 81,000 shares of our common stock at $7.50 per share. In June 2000, we issued 160,000 shares of our common stock at $6.25 per share to Meespierson Cayman Limited, as trustee of Sofaer Funds/SCI Global Hedge Fund. The Rights Offering and the private placements taken together enabled us to receive gross proceeds of approximately $31.0 million.

Stock Option Plans

     In December 1990, we approved the 1990 Stock Option Plan (the “1990 Plan”). Under the terms of the 1990 Plan, as amended, we may issue up to an aggregate of 1,000,000 nonqualified stock options to directors, officers and other employees. In July 1995, we approved the 1995 Stock Option Plan (the “1995 Plan”). Under the terms of the 1995 Plan, we may issue up to an aggregate of 1,000,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, we approved the 1999 Stock Option Plan (the “1999 Plan”). Under the terms of the 1999 Plan, we may issue up to an aggregate of 750,000 nonqualified or incentive stock options to directors, officers and other employees. In September 2000, we approved the 2000 Stock Option Plan (the “2000 Plan”). Under the terms of the 2000 Plan, we may issue up to an aggregate of 4,000,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1990 Plan, the 1995 Plan, the 1999 Plan and the 2000 Plan have been at an exercise price equal to or greater than the fair market value of the stock at the date of grant.

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

     A summary of our stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding beginning of year	385	$15.76	510	$18.73	520	$54.95
Granted(a)	0		0		300	6.90
Exercised
Forfeited	(176)	15.55	(125)	26.33	(118)	54.15
Expired	0		0		(192)	37.15
Outstanding end of year	209	16.91	385	15.76	510	18.73
Exercisable end of year	209	16.91	367	15.63	216	31.85

(a)	The weighted-average fair value of options granted during 2000 was $3.80. No options were granted in 2002 or 2001.

     The following table summarizes information about stock options outstanding at December 31, 2002:

				Options Exercisable

	Options Outstanding

				Number
	Number	Weighted-Average		Exercisable
	Outstanding	Remaining		at
	at 12/31/02	Contractual Life	Weighted-Average	12/31/02	Weighted-Average
Range of Exercise Prices	(000)	(# of Months)	Exercise Price	(000)	Exercise Price

$5.00 - $56.90	181	86	$14.55	181	$14.55
$71.25 - $73.75	14	43	73.75	14	73.75
$102.50 - $132.50	14	48	111.25	14	111.25

$5.00 - $132.50	209	81	24.97	209	24.97

Restricted Stock

     On February 27, 1995 the Board approved Restricted Stock Grant Agreements awarding 13,000 shares of Restricted Stock each to Mr. Ratican and Mr. Froelich (individually the “Executive”). Mr. Froelich’s Restricted Stock vested upon the termination of his employment with us on December 11, 1997. Mr. Ratican’s Restricted Stock vested on February 27, 1998 upon the expiration of the three-year vesting period.

Note 5 — Notes Receivable from Shareholders

     On February 18, 1997 we entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich, who at that date served as Chief Executive Officer and Chief Financial Officer of the Company, respectively (collectively the “Executives” and individually the “Executive”), whereby we loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (individually the “1997 Ratican Note” and the “1997 Froelich Note”, respectively). The 1997 Ratican Note and the 1997 Froelich Note are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points. All principal and accrued interest were due at the maturity date of April 1, 2001 or upon an event of default.

     In connection with a settlement agreement with Mr. Ratican, as of April 24, 1999, the 1997 Ratican Note and related loan documents were amended extending the term from April 1, 2001 to June 30, 2003 (the Restated 1997 Ratican Note). The Restated 1997 Ratican Note provides that on the maturity date, in lieu of payment of the original principal balance and all accrued interest thereon (the “Maturity Balance”), Ratican may fully satisfy his obligations under the Restated 1997 Ratican Note through the payment to the Company for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr. Ratican resulting from the reduction of the Maturity Balance to zero.

     On April 1, 2001, the 1997 Froelich Note came due and was not paid. We commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication and judgment was entered in our favor. On November 14, 2002, the California Court of Appeals affirmed the judgment. On or about March 14, 2003, Mr. Froelich satisfied the judgment in the net stipulated amount of $3,407,500 by paying $2,583,000 to MHP and by paying over $767,000 to the Sheriff pursuant to an attachment by Peter J. Ratican, as more fully set forth in “Note 3 — Commitments and Contingencies”. Offset against the judgment of $3,407,500 was $57,500 that Mr. Froelich agreed to accept in full settlement of his claim against the Company in connection with his benefits under our Supplemental Executive Retirement Plan. In connection with the settlement of this liability, we recognized $521,000 of investment income and a gain of $671,000 in connection with the settlement of Mr. Froelich's SERP benefits. See “Note 9 — Litigation and Management Settlement Charges”.

     The principal and accrued interest of notes receivable from shareholders at December 31, 2002 and 2001 have been reflected as a reduction of shareholders’ equity.

Note 6 — Income Taxes

     The provision (benefit) for income taxes at December 31 consisted of the following:

	2002	2001	2000

	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	—	—	7

	0	0	7

Deferred:
Federal	—	—	15,300
State	—	—	2,922

	0	0	18,222

Provision for income taxes	$0	$0	$18,229

     The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

	2002	2001

	(Amounts in thousands)
Current deferred tax assets:
Loss carryforwards	$—	$—
Noncurrent deferred tax assets:

Loss carryforwards	$(153,134)	$(153,654)
Depreciation	—	(1,001)
Other	(5,008)	(9,098)

Gross deferred tax assets	(158,142)	(163,753)
Deferred tax assets valuation allowance	158,142	163,753

Deferred tax assets	$0	$0

     The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

	2002	2001	2000

	(Amounts in thousands)
Tax benefit at statutory rate	$(438)	$(5,052)	$(15,883)
State income taxes	4	4	7
Anticipation of future benefit of NOLs	—	—	—
Change in deferred tax asset valuation allowance	—	—	18,222
Limitation on current-year tax benefit due to unrealized NOL carryforwards	434	5,048	15,883

Income tax provision	$0	$0	$18,229

     At December 31, 2002, we had net operating loss carryforwards (“NOLs”) for federal tax purposes expiring as follows (amounts are in millions):

Year of Expiration	NOL

2003	$144.7
2004	80.7
2005	7.8
2006	2.2
2007	1.2
2012	30.1
2018	84.8
2019	5.9
2020	47.9
2021	36.2
2022	1.3

Total NOL carryforwards	$442.8

     On December 5, 1990 (the “Effective Date”) the Company emerged from protection under Chapter 11 pursuant to our joint plan of reorganization, as modified (the “Reorganization Plan”). Upon the Effective Date of the Reorganization Plan, we experienced a “change of ownership” pursuant to applicable provisions of the Internal Revenue Code (the “IRC”). As a result of the ownership change, our pre-change NOL carryforwards of approximately $325 million are subject to limitation under provisions of Section 382 of the IRC. From the Effective Date through December 31, 1995 we have recognized for financial statement reporting purposes an annual limitation for its NOLs of approximately $6.3 million per year. In 1996, we determined that our annual limitation for our pre-change NOLs is $9.2 million per year or an aggregate amount of $139 million over the carryover period. We also determined during 1996 that $182 million of additional limitation is available for income tax return purposes under other provisions of Section 382 of the IRC. Accordingly, we believe that approximately $321 million of the total pre-change NOLs of $325 million will be available for utilization for federal income tax return purposes over the carryover period. In the event the current limitation amount is not fully utilized, we are allowed to carryover such amount to subsequent years during the carryover period. From December 5, 1990 through December 31, 2002 we have utilized approximately $55 million of the pre-change NOLs for federal income tax return purposes. We are unable to quantify to what extent, if any, we may be able to fully utilize our remaining pre-change NOLs prior to their expiration. Should we experience a second “change of ownership”, the limitation under Section 382 of the IRC on NOLs would be recalculated.

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

     In accordance with SFAS 109 we have reserved the full amount of the deferred tax asset at December 31, 2002. Should we recognize any future benefits from a reduction of the valuation allowance, this will result in a reduction to our income tax expense.

Note 7 — Employee Benefit Plans

     We previously adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the “Savings Plan”). The Savings Plan is a defined contribution 401(k) profit sharing plan covering those of our employees who have satisfied certain eligibility requirements. The primary eligibility requirement is that an employee must have completed six months of eligible service. The cost of the Savings Plan is shared by the participants and the Company. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for us to match up to 3% of total compensation, not to exceed the employee’s contribution. Our contributions were approximately $330,000 for the year ended December 31, 2000. We made no contributions for the year ended December 31, 2002 and 2001. The Savings Plan was terminated effective February 28, 2002.

     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering key executives as selected by the Board. Benefits are based on years of service and average compensation in the last three years of employment. No executives who joined us subsequent to January 1, 1997 are participants in the SERP. Four of the five individuals currently eligible for participation in the SERP were no longer employed by us at December 31, 2002. Compensation expense recognized in connection with the SERP was $1,230,000 for the year ended December 31, 2001. No expense was recognized in 2002 and 2000. The SERP compensation expense recognized in 2001 was the result of a valuation of our liability performed by a third party. Our liability under the SERP at December 31, 2002 is estimated at $2.0 million and is comprised of long-term and short-term portions.

Note 8 — Impairment of Leased Assets

     During the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain leased equipment, principally high volume copying equipment, held under capital lease agreements. We have returned that equipment to the lessor and have recorded an impairment charge of approximately $1.0 million on our consolidated statements of operations in March, 2002 to write off the entire net book value of these leased assets. The liability associated with these leased assets remains on our consolidated balance sheets.

Note 9 — Litigation and Management Settlement Charges

     In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s claim under our Supplemental Executive Retirement Plan. This gain was recognized in conjunction with the previously discussed collection of a note issued by the same executive. Please see “Note 5 — Notes Receivable From Shareholders”. Additionally in 2002 we recorded $880,000 in legal reserves in connection with a contract we had previously entered into for the benefit of our subsidiaries. In the fourth quarter of 2000, we recorded charges of $785,000 for employee severance costs and $725,000 in litigation reserves for costs associated with the defense and settlement of various legal actions.

Note 10 — Discontinued Operations

     As a result of the rehabilitation of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc., and the bankruptcy of the California HMO, we have treated our HMO subsidiaries as discontinued operations. Accordingly, the operations of the North and South Carolina HMOs through their closures on September 30, 1999 and March 31, 1999, respectively; the Louisiana HMO through its sale date on August 1, 2000; the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. up to its rehabilitation date of May 4, 2001; and the California HMO up to its bankruptcy filing on May 25, 2001, are included in discontinued operations.

     There are no results for discontinued operations for the year ended December 31, 2002. The operating results of the discontinued operations for the years ended December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Revenues	$237,243	$731,888
Expenses	265,338	765,240

Loss from discontinued operations	(28,095)	(33,352)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets — Note 2	16,423	—

Loss from discontinued operations	$(11,672)	$(33,352)

     In 2000, expenses include a $4.9 million charge for losses associated with certain of our capitated provider arrangements.

     There were no net assets or liabilities of discontinued operations as of December 31, 2002 or 2001.

Quarterly Results of Operations (Unaudited)

     The following is a tabulation of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share data)
2002
Revenues	$110	$88	$110	$529
Income (loss)	(1,245)	(1,093)	(142)	1,202
Net income (loss) per common share(1):
Basic	$(.13)	$(.11)	$(.01)	$.12
Diluted	$(.13)	$(.11)	$(.01)	$.12
2001
Revenues	$642	$1,246	$1,234	$(93)
Income (loss)	735	(2,615)	(768)	(607)
Net income (loss) per common share(1):
Basic	$.08	$(.27)	$(.08)	$(.06)
Diluted	$.08	$(.27)	$(.08)	$(.06)

(1)	All share and per share amounts have been retroactively adjusted to reflect the one-for-five reverse split on our common stock completed on March 27, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

PART III

Items 10, 11, 12, and 13.

     The information called for by Item 10 (Directors and Executive Officers), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from our definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2002.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

     The following consolidated financial statements of Maxicare Health Plans, Inc. are included in this report in response to Item 8.

     Report of Independent Auditors — Ernst & Young LLP

     Consolidated Balance Sheets — At December 31, 2002 and 2001

     Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant — Condensed Balance Sheets at December 31, 2002 and 2001, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000, Notes to Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

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

/s/PAUL R. DUPEE, JR. Paul R. Dupee, Jr. Chief Executive Officer

Date: April 10, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 10, 2003

/s/ JOSEPH W. WHITE Joseph W. White	Chief Financial Officer and Director Principal Finance and Accounting Officer	April 10, 2003

/s/ GEORGE H. BIGELOW George H. Bigelow	Director	April 10, 2003

/s/ JOHN H. GUTFREUND John H. Gutfreund	Director	April 10, 2003

/s/ SIMON J. WHITMEY Simon J. Whitmey	Director	April 10, 2003

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

April 10, 2003 Date	/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr., Chief Executive Officer

April 10, 2003 Date	/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer

Paul R. Dupee, Jr. does hereby certify that he is the duly elected and incumbent chief executive officer and Joseph White does hereby certify that he is the duly elected and incumbent chief financial officer of Maxicare Health Plans, Inc. (the “issuer”) and each of them does hereby certify, with respect to the issuer’s Form 10-K for the year ended December 31, 2002 (the “report”) as follows:

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

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003 Date	/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr., Chief Executive Officer

April 10, 2003 Date	/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,

	2002	2001

	(Amounts In thousands)
Current Assets
Cash and cash equivalents	$183	$78
Other current assets	7	250

Total Current Assets	190	328
Property and Equipment, Net	—	1,156
Investment in Subsidiaries	1,487	2,214

Total Assets	$1,677	$3,698

Current Liabilities
Amounts due to subsidiaries	$55	$80
Other current liabilities	9,138	7,609

Total Current Liabilities	9,193	7,689
Other Long-Term Liabilities	2,091	3,815

Total Liabilities	11,284	11,504

Commitments and Contingencies
Total Shareholders’ Equity	(9,607)	(7,806)

Total Liabilities and Shareholders’ Equity	$1,677	$3,698

     See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands)
Revenues
Equity in earnings (losses) of subsidiaries	$505	$(13,446)	$(33,365)
Service agreement income	—	—	11,599
Investment income	523	81	384
Other income (expense)	100	410	(51)

Total Revenues	1,128	(12,955)	(21,433)

Expenses
Salary, general and administrative expenses	1,041	1,268	22,812
Impairment of capital assets	1,036	—	—
Charges for litigation and management settlements	209	—	1,510
Depreciation and amortization	120	704	962

Total Expenses	2,406	1,972	25,284

Loss from Operations	(1,278)	(14,927)	(46,717)
Income Tax Benefit (Provision)	—	—	(18,229)

Net Loss	$(1,278)	$(14,927)	$(64,946)

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands)
Cash Flows from Operating Activities:
Net loss	$(1,278)	$(14,927)	$(64,946)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	120	704	962
Provision for (benefit from) deferred income taxes	—	—	18,229
Impairment of leased assets	1,036	—	—
Charges for litigation and management settlements	209	—	1,959
Equity in (earnings) losses of subsidiaries	(505)	13,446	33,365
Changes in other assets and liabilities	(186)	(3,548)	2,448

Net cash used for operating activities	(604)	(4,325)	(7,983)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities, net			(34)
Loans to shareholders	(521)	—	—
Capital contributions to subsidiaries, net	—	(500)	(18,500)
Dividends received from subsidiaries	1,230	—	1,550

Net cash provided by (used for) investing activities	709	(500)	(16,984)

Cash Flows from Financing Activities:
Issuance of common stock	—	—	29,053
Payments on capital lease obligations	—	—	—

Net cash provided by (used for) financing activities	0	0	29,053

Net increase (decrease) in cash and cash equivalents	105	(4,825)	4,086
Cash and cash equivalents at beginning of year	78	4,903	817

Cash and cash equivalents at end of year	$183	$78	$4,903
Supplemental disclosures of cash flow information:

Cash paid during the year for — Interest			$92

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

Note 3 — Commitments and Contingencies

     We have operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis with rental expense of $.1 million, $.8 million and $2.5 million reported for the years ended December 31, 2002, 2001 and 2000, respectively.

     In the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain equipment held under capital lease agreements (principally high volume copying equipment). We have returned that equipment to the lessor and have removed the leased assets from our balance sheet. The liability associated with these leased assets remains on our consolidated balance sheets. (Please see “Note 8 — Impairment of Leased Assets). Assets held under capital leases at December 31, 2001 of $1,156,000 (net of $1,306,000 of accumulated amortization) are comprised primarily of equipment leases. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2002 were as follows:

	Operating	Capitalized
	Leases	Leases

	(Amounts in thousands)
2003	$336	$1,033
2004	183	202
2005	—	96
2006	—	—
2007	—	—

Total minimum obligations	$519	1,331

Amount representing interest		(195)
Less current obligations		(860)

Long-term obligations		$276

     The California HMO and Maxicare Life and Health Insurance Company, Inc. continue to contribute to the payment of the capital and operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO and Maxicare Life and Health Insurance Company, Inc. will together contribute approximately $78,000 to the payment of lease obligations in 2003. Such payments by the California HMO and Maxicare Life and Health Insurance Company, Inc. are unlikely to continue after June 30, 2003.

Note 4 — Disposition of Subsidiaries

     On May 25, 2001, the California Department of Managed Health Care issued an order appointing a conservator for the California HMO. Also on that date the California HMO filed for Chapter 11 bankruptcy protection. Effective June 5, 2001, the California HMO and the California Department of Managed Health Care reached an agreement allowing the California HMO’s bankruptcy filing to remain in effect. Effective August 31, 2001, the California HMO terminated its Medicare product. Effective November 30, 2001 the California HMO completed the assignment of its Medi-Cal contracts to other health care providers, effectively terminating the California HMO’s Medi-Cal line of business. Effective December 31, 2001, all commercial membership was transferred to other health plans, leaving the California HMO with no operations. On December 31, 2001 the California HMO surrendered its California HMO license. On February 26, 2003 the California HMO’s Liquidating Plan of Reorganization was confirmed in the United States Bankruptcy Court. We will not receive any distribution of assets from the California HMO.

     The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The effect of this action was to terminate the ongoing operations of the Indiana HMO as of that date. The Indiana HMO was formally placed into liquidation on July 3, 2001. On that date the Indiana Commissioner of Insurance was appointed as Liquidator. We will not receive any distribution of assets from the Indiana HMO.

     Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. Maxicare Life and Health Insurance Company, Inc. ceased offering all products effective December 31, 2001, effectively ceasing all operations. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. It is unlikely that we will receive any distribution of assets from Maxicare Life and Health Insurance Company.

     As a result of these events, equity in earnings (loss) of subsidiaries include the Indiana HMO only through May 3, 2001. The financial results of Maxicare Life and Health Insurance Company are also included in the 2001 results only through May 3, 2001, due to the contribution of the capital stock of Maxicare Life and Health Insurance Company to the Indiana HMO effective December 31, 2000. The financial results of the California HMO are included in equity in earnings (loss) of subsidiaries only through May 24, 2001.

Note 5 — Impairment of Leased Assets

     During the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain leased equipment, principally high volume copying equipment, held under capital lease agreements. We have returned that equipment to the lessor and have recorded an impairment charge of approximately $1.0 million on our consolidated statements of operations in March, 2002 to write off the entire net book value of these leased assets. The liability associated with these leased assets remains on our consolidated balance sheets.

Note 6 — Management Settlement

      In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s claim under our Supplemental Executive Retirement Plan. Additionally in 2002 we recorded $880,000 in legal reserves in connection with a contract we had previously entered into for the benefit of our subsidiaries.

MAXICARE HEALTH PLANS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D			Column E

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts	Deductions			End of
Description	of Period	Expenses	Describe	Describe			Period

			(Amounts in thousands)
For the Year Ended December 31, 2002
Allowance for doubtful accounts and retroactive billing adjustments	$0			$			$0

	$0			$			$0

For the Year Ended December 31, 2001
Allowance for doubtful accounts and retroactive billing adjustments	$5,922				$(5,922	)(1)	$0

	$5,922				$(5,922)		$0

For the Year Ended December 31, 2000
Allowance for doubtful accounts and retroactive billing adjustments	$1,892	$4,030					$5,922

	$1,892	$4,030					$5,922

(1)	Decrease in allowance, net of retroactive billing adjustment write-offs, is due to the deconsolidation of the Indiana HMO, Maxicare Life and Health Insurance Company and the California HMO as a result of their placement into rehabilitation (the Indiana HMO and Maxicare Life and Health Insurance Company) or bankruptcy (the California HMO).