Form 10-K/A
period 2002-12-31
MAXICARE HEALTH PLANS INC
filed 2003-04-30
CIK 722573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12024

MAXICARE HEALTH PLANS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE
(STATE OR OTHER JURISDICTION OF	95-3615709
INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11231 SOUTH LA CIENEGA BOULEVARD,
LOS ANGELES, CALIFORNIA	90045
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 649-7166

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE
(TITLE OF CLASS)

PURPOSE OF AMENDMENT: TO ADD PART III

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers as of April 28, 2003:

NAME	AGE	POSITION

Paul R. Dupee, Jr.	59	Chief Executive Officer and Chairman of the Board of Directors
George H. Bigelow	60	Director
John H. Gutfreund	73	Director
Simon J. Whitmey	56	Director
Alan D. Bloom	57	Senior Vice President, Secretary and General Counsel
Patricia A. Fitzpatrick	51	Treasurer
Joseph W. White	44	Vice President, Chief Financial Officer and Director

Compliance With Section 16(A) of The Securities Exchange Act of 1934

Based solely upon our review of the Forms 3, 4 and 5 and amendments thereto furnished to us, we believe that there were no instances where our executive officers or directors failed to file all required reports on a timely basis, except that Mr. Dupee filed a Form 4 for December 31, 2002 that was due on January 6, 2003 on January 8, 2003.

Meetings and Committees of the Board of Directors

Our board of directors has two committees — the audit committee and the compensation committee.

The Audit Committee consists of three independent directors: Mr. Bigelow, Mr. Gutfreund and Mr. Whitmey. Mr. Whitmey is chairman of the Audit Committee. The audit committee met with our independent auditors and chief financial officer prior to the filing of our Form 10-K annual report to review the 2002 audited financial statements.

The Compensation Committee, which is composed of Mr. Bigelow, Mr. Whitmey and Mr. Dupee, serves as the stock option committee for our stock option plans and approves any employment agreements with management and changes in compensation for our executive officers. The Compensation Committee did not grant any options or rights during 2002.

Excluding actions by unanimous written consent, during 2002, the Board of Directors held five meetings and the Audit Committee held four meetings. Our Compensation Committee did not meet in 2002.

During 2002, all of our directors attended at least 75% of the meetings of the board and any committee of which they are members.

Item 11. Executive Compensation

Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2002, 2001 and 2000, of (i) our chief executive officer and (ii) the other four most highly compensated executive officers for 2002:

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION

		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION

Paul R. Dupee	2002	$—			$33,750
Chief Executive Officer	2001	$607,000			$—
	2000	$183,000	$250,000	100,000	$—
Alan D. Bloom	2002	$271,000			$—
Senior Vice President,	2001	$251,000			$—
Secretary and General Counsel	2000	$251,000		20	$4,800
Patricia A. Fitzpatrick, Treasurer	2002	$163,000			$—
	2001	$142,000			$—
	2000	$139,000		20	$4,000
Joseph W. White	2002	$179,000			$26,000
Vice President and	2001	$136,000			$—
Chief Financial Officer	2000	$119,000		20	$3,300

Annual salary for 2002 and 2001 for Mr. Bloom, Ms. Fitzpatrick and Mr. White includes amounts paid to them by Maxicare, the Company’s California HMO, and Maxicare Life and Health Insurance Company pursuant to formal agreements with each of those entities. Maxicare Life and Health Insurance Company is likely to continue paying compensation to Ms. Fitzpatrick and Mr. Bloom through June 30, 2003; and the California HMO is likely to do so through September 30, 2003, although likely at reduced rates.

The amounts shown under the caption “All Other Compensation” represent contributions made by us on behalf of the Named Officer pursuant to our 401(k) savings incentive plan with the exceptions noted below.

Mr. Dupee earned no salary or bonus in 2002, but was compensated as a director of the Company for the entire year. “All Other Compensation” earned by Mr. Dupee in 2002 is comprised of director fees, which were paid to him in March, 2003.

Effective August 9, 2002 Mr. White resigned as a full-time employee of the Company. On that date, he entered into a consulting agreement with the Company that calls for him to be compensated for his services at the rate of $125 per hour, with a minimum weekly payment of $500. Commencing August 1, 2002 White also became eligible for compensation as a director of the Company. “All Other Compensation” earned by Mr. White in 2002 is comprised of consulting fees of approximately $12,000 and Director fees of $14,000. We did not pay Mr. White the director fees earned by him for 2002 until March, 2003.

All information relating to the number of shares of our common stock, the price of our common stock, the number of option shares and the exercise price per option share reflects the one-for-five reverse split of our common stock that became effective on March 27, 2001.

Option Grants

     There were no stock option grants in 2002.

Option Exercises and Fiscal Year-end Values

No stock options were exercised by Named Officers in 2002. Shown below is information with respect to the unexercised options held by the officers named in the Summary Compensation Table to purchase common stock at December 31, 2002.

	NUMBER OF UNEXERCISED		VALUE OF UNEXERCISED
	OPTIONS HELD AT		IN-THE-MONEY OPTIONS AT
	DECEMBER 31, 2002		DECEMBER 31, 2002(1)

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Paul R. Dupee, Jr.	131,000	0	$0	$0
Alan D. Bloom	5,020	0	$0	$0
Patricia A. Fitzpatrick	3,020	0	$0	$0
Joseph W. White	20	0	$0	$0

(1)	Based on the closing price on the Over the Counter Bulletin Board on December 31, 2002, which was $.01.

Supplemental Executive Retirement Plan

The Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan is an unfunded retirement plan that covers key executives as designated by the Board. As of December 31, 2002, there were five participants in this plan, one of whom (Mr. Bloom) was employed by us as of that date. The normal retirement benefit is payable at age 65; however, the participant may elect to receive an early retirement benefit whereupon such benefit will be reduced by 1/240 for each month by which the distribution precedes the normal retirement date. In addition, the plan provides for a pre-retirement death benefit equal to 200% of the Participant’s average compensation. In January 2002, the Company exercised its option under the plan to suspend payments until February 2003. In February 2003, the Company commenced payments to eligible participants. Of the officers named in the Summary Compensation Table, only Mr. Bloom is a participant in the Supplemental Executive Retirement Plan.

Compensation of Directors

As noted above in the Summary Compensation Table, Mr. Dupee (from January 1, 2002 on) and Mr. White (from August 1, 2002 on) earned compensation as directors of the Company. During 2002, non-employee directors received compensation for their services as directors. These directors were, George H. Bigelow, John H. Gutfreund and Simon J. Whitmey. During 2002, Mr. Bigelow received $44,250; Mr. Whitmey received $45,750; and Mr. Gutfreund received $45,750. Amounts paid to Messrs. Bigelow, Gutfreund and Whitmey in 2002 included amounts earned in 2001 but unpaid as of December 31, 2001. During 2003, the Company’s directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting attended. In addition, directors are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their service as directors of the Company.

There were no grants of stock options in 2002 or 2001. Previously, the non-employee directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that have been granted to our present non-employee directors:

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

Compensation Committee Interlocks and Insider Participation

Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2002. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and discussion provides information as to the shares of common stock beneficially owned on April 28, 2003 by:

•	each director;

•	our chief executive officer and our other executive officers as of December 31, 2002 who were officers on April 28, 2003;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all officers and directors as a group.

NAME	SHARES	PERCENT

Paul R. Dupee, Jr.	595,630	6.1%
Alan D. Bloom	5,020	*
John H. Gutfreund	54,000	*
George H. Bigelow	11,150	*
Simon J. Whitmey	7,000	*
Patricia A. Fitzpatrick	3,036	*
Joseph W. White	20	*
All Directors and Executive Officers as a group (7 individuals)	675,856	6.8%

*	less than one percent

Each of the persons listed has the sole right to dispose of the shares except as described in the following discussion.

The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on April 28, 2003 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table and for all officers and directors as group.

Paul Dupee	131,000
Alan Bloom	5,020
George Bigelow	4,000
John Gutfreund	4,000
Simon Whitmey	4,000
Patricia A. Fitzpatrick	3,020
Joseph W. White	20
All officers and directors as a group (7 individuals holding stock options)	151,060

Item 13. Certain Relationships and Related Transactions

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	/s/	PAUL R. DUPEE, JR
April 29, 2003		Paul R. Dupee, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2003

/s/ JOSEPH W. WHITE Joseph W. White	Chief Financial Officer and Director, (Principal Finance and Accounting Officer)	April 29, 2003

/s/ GEORGE H. BIGELOW George H. Bigelow	Director	April 29, 2003

/s/ JOHN H. GUTFREUND John H. Gutfreund	Director	April 29, 2003

/s/ SIMON J. WHITMEY Simon J. Whitmey	Director	April 29, 2003