Form 10-Q
period 2003-03-31
MAXICARE HEALTH PLANS INC
filed 2003-05-14
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Act of 1934 for the quarterly period ended March 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11231 South La Cienega Boulevard, Los Angeles,	90045
California
(Address of principal executive offices)	(Zip Code)

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

Yes   [X]   No   [  ]

     Common Stock, $.01 par value — 9,741,926 shares outstanding as of May 13, 2003.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Current Assets
Cash and cash equivalents	$4,201	$2,636
Other current assets	205	7

Total Assets	$4,406	$2,643

Current Liabilities
Estimated claims and other health care costs payable	$736	$736
Accounts payable	—	76
Accrued salary expense	179	328
Other current liabilities	8,227	9,019

Total Current Liabilities	9,142	10,159
Long-Term Liabilities	2,012	2,091

Total Liabilities	11,154	12,250

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	—	(3,408)
Accumulated deficit	(290,312)	(289,763)

Total Shareholders’ Equity	(6,748)	(9,607)

Total Liabilities and Shareholders’ Equity	$4,406	$2,643

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months ended
	March 31,

	2003	2002

Investment income	$5	$17
Other income	—	93

Total Revenues	5	110

Salary, general and administrative expenses	554	199
Depreciation and amortization	—	120
Impairment of leased assets	—	1,036

Total Expenses	554	1,355

Loss before income taxes	(549)	(1,245)
Income tax provision	—	—

Net loss	$(549)	$(1,245)

Net loss per common share:
Basic loss per common share:
Basic loss per common share	$(.06)	$(.13)

Weighted average number of common shares outstanding	9,742	9,742

Diluted loss per common share:
Diluted loss per common share	$(.06)	$(.13)

Weighted average number of common shares outstanding	9,742	9,742

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in		Accumulated
	Shares	Stock	Capital	Other	Deficit	Total

Balances at December 31, 2002	9,742	$98	$283,466	(3,408)	$(289,763)	$(9,607)
Net loss					(549)	(549)
Collection of note from shareholder				3,408		3,408

Balances at March 31, 2003	9,742	$98	$283,466	$—	$(290,312)	$(6,748)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(549)	$(1,245)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	120
Impairment of leased assets	—	1,036
Changes in assets and liabilities:
Increase in estimated claims and other health care costs payable	—	113
Decrease in deferred income	—	(113)
Changes in other miscellaneous assets and liabilities	(1,294)	(222)

Net cash used for operating activities	(1,843)	(311)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	304
Collection of note receivable from shareholder	3,408	0

Net cash provided by investing activities	3,408	304

Net increase (decrease) in cash and cash equivalents	1,565	(7)
Cash and cash equivalents at beginning of period	2,636	3,426

Cash and cash equivalents at end of period	$4,201	$3,419

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated subsidiaries, primarily in the field of managed care. As of January 1, 2002 substantially all operations of MHP and its subsidiaries were terminated. Additionally, as of March 31, 2003 we were not engaged in any business activities and we had a substantial working capital deficiency. See Note 3.

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company are currently in liquidation. It is unlikely that we will receive any distribution of assets from these entities.

     We own Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002 Health Care Assurance Company, Ltd., ceased providing all such insurance. We also served as administrator of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

Note 2 — Significant Accounting Policies

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

   Basis of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company are not consolidated. All significant intercompany balances and transactions have been eliminated.

    Accounting Policies

     For further information on MHP and subsidiaries (collectively “we” or the “Company”) and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

Note 3 - Liquidity and Going Concern Issues

     At March 31, 2003 we had a consolidated working capital deficiency of approximately $4.7 million, and a deficiency in shareholders’ equity of approximately $6.7 million. Furthermore, of our total cash of $4.2 million at March 31, 2003, $2.3 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities.

     As noted above, we had no continuing business activities after March 15, 2002.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See Note 4.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Management is exploring possible strategies to realize any possible value remaining in the Company; however, given our financial condition, our stock price and the claims against us, it is very possible that management will not be successful in these efforts, and we may seek protection under the Bankruptcy Code.

Note 4 — Commitments and Contingencies

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

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against the Company in the Superior Court of the State of California, alleging that the Company had breached his consulting agreement with it and claiming damages in excess of $700,000. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against the Company in connection with his claim. There has been no pre-trial discovery to date in the case. The Company intends to defend the action and to assert offsets and counterclaims against Mr. Ratican. The attachment has been offset against the liability recorded in connection with this matter.

     On September 1, 2000, the Company entered into an Application and Business Services Agreement (the “Trizetto Agreement”) with the Trizetto Group, Inc. (“TZG”). The Trizetto Agreement called for TZG to provide a full range of management information services to us over a period of seven years in exchange for monthly payments. It also called for a termination payment to be made by us under certain circumstances. In March 2001, the Company assigned the Trizetto Contract to Maxicare, the Company’s California HMO. The California Department of Managed Health Care and the Committee of Creditors Holding Unsecured Claims in the California HMO’s bankruptcy proceeding have questioned the validity of that assignment. Through December 31, 2002, the California HMO continued to pay TZG for post-petition services at a monthly amount less than that contemplated in the Trizetto Agreement while TZG provided services at a lower level than that contemplated in the Trizetto Agreement. TZG has asserted various pre- and post-petition claims in the California bankruptcy proceeding in connection with the Trizetto Agreement. In March 2003, TZG sued the Company in California state court, alleging breach of the Trizetto Agreement and claiming over $12 million in damages. There have been no further proceedings to date in this case.

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

     Effective February 2, 2000, the Company entered into a Services Agreement for back office administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc. (“CSC”), the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. This action has been stayed and the claim is now being heard in arbitration, which is in a preliminary

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stage. The Company believes that the claim against it is without merit and intends to vigorously defend the arbitration. The Company has asserted counterclaims against CSC in the arbitration alleging that it was fraudulently induced to enter into the contract and that CSC failed to perform under the contract, thereby causing damages to the Company in an amount not less than $5 million.

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company (“MLH”) from the Company to Maxicare Indiana, Inc., on the condition that control of MLH remain with the Company. The Company believes that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by the Company to Maxicare Indiana, Inc. is null and void. The Company intends to present its position to the Missouri Department of Insurance at the appropriate time.

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

     In or about November 1999, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The parties are engaged in settlement discussions. We cannot give any assurances as to the ultimate collection of amounts claimed in this action or the extent to which any amounts awarded will be available to MHP.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Rehabilitation and Bankruptcy

    Current Status

     We have had no active business since March 15, 2002 and have no reasonable prospects of obtaining or generating any active business

     We are exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company, Ltd.; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At March 31, 2003, we had a consolidated working capital deficiency of approximately $4.7 million, and a deficiency in shareholders’ equity of approximately $6.7 million. Furthermore, of our total cash of $4.2 million at March 31, 2003, $2.3 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities. MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     Our only source of cash during the first quarter was approximately $3.41 million that we received as result of a judgment we obtained on a note issued by a former executive. Offset against the judgment of $3.41 million was $60,000 that the former executive agreed to accept in full settlement of his claim against the Company in connection with his benefits under our Supplemental Executive Retirement Plan. The note is presented as a reduction in shareholders’ equity in the consolidated balance sheet at December 31, 2002. Pursuant to an attachment obtained by another former executive, $767,000 of the $3.41 million judgment was paid to the Sheriff.

     In or about November 1999, in substance, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking to recover approximately $9 million for the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The parties are engaged in settlement discussions. We cannot give any assurances as to the ultimate collection of amounts claimed in this action or the extent to which any amounts awarded will be available to MHP.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 4 – Commitments and Contingencies” to our Unaudited Consolidated Financial Statements.

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company are currently in liquidation. It is unlikely that we will receive any distribution of assets from these entities.

Results of Operations

     We reported a net loss of $.5 million for the quarter ended March 31, 2003. We sustained a loss of $1.2 million for the quarter ended March 31, 2002.

Forward Looking Statements

     The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2002 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2003, we had approximately $4.2 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2003, the Company did not have any outstanding bank borrowings or debt obligations.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC
(Registrant)

May 13, 2003	/s/ PAUL R. DUPEE, JR

Date	Paul R. Dupee, Jr., Chief Executive Officer

May 13, 2003	/s/ JOSEPH W. WHITE

Date	Joseph W. White
Chief Financial Officer

CERTIFICATIONS

Paul R. Dupee, Jr. does hereby certify that he is the duly elected and incumbent chief executive officer of Maxicare Health Plans, Inc. (the “issuer”) and does hereby certify, with respect to the issuer’s Form 10-Q for the quarter ended March 31, 2003 (the “report”) as follows:

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

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ PAUL R. DUPEE, JR.

Date	Paul R. Dupee, Jr.,
Chief Executive Officer

Joseph White does hereby certify that he is the duly elected and incumbent chief financial officer of Maxicare Health Plans, Inc. (the “issuer”) and does hereby certify, with respect to the issuer’s Form 10-Q for the quarter ended March 31, 2003 (the “report”) as follows:

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

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003 Date	/s/ JOSEPH W. WHITE. Joseph W. White Chief Financial Officer