Form 10-Q
period 2003-06-30
MAXICARE HEALTH PLANS INC
filed 2003-08-11
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11231 South La Cienega Boulevard, Los Angeles,
California	90045
(Address of principal executive offices)	(Zip Code)

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

Yes    [X]    No [   ]

     Common Stock, $.01 par value — 9.991.926 shares outstanding as of August 8, 2003.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets
Cash and cash equivalents	$2,464	$2,636
Receivables	3,810	—
Other current assets	265	7

Total Assets	$6,539	$2,643

Current Liabilities
Estimated claims and other health care costs payable	$—	$736
Accounts payable	—	76
Accrued salary expense	205	328
Other current liabilities	7,049	9,019

Total Current Liabilities	7,254	10,159
Long-Term Liabilities	1,970	2,091

Total Liabilities	9,224	12,250

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	—	(3,408)
Accumulated deficit	(286,249)	(289,763)

Total Shareholders’ Equity	(2,685)	(9,607)

Total Liabilities and Shareholders’ Equity	$6,539	$2,643

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Investment income	$9	$13	$14	$30
Other income	3,400	75	3,400	168

Total Revenues	3,409	88	3,414	198

Expenses
Health care expenses	(1,146)	—	(1,146)	—
Salary, general and administrative expenses	242	301	796	500
Depreciation and amortization	—	—	—	120
Litigation and contract settlement charges	250	880	250	880
Impairment of leased assets	—	—	—	1,036

Total Expenses	(654)	1,181	(100)	2,536

Income (loss) before income taxes	4,063	(1,093)	3,514	(2,338)

Income tax provision	—	—	—	—

Net income (loss)	$4,063	$(1,093)	$3,514	$(2,338)

Net income (loss) per common share:
Basic income (loss) per common share:
Basic income (loss) per common share	$.42	$(.11)	$.36	$(.24)

Weighted average number of common shares outstanding	9,742	9,742	9,742	9,742

Diluted income (loss) per common share:
Diluted income (loss) per common share	$.42	$(.11)	$.36	$(.24)

Weighted average number of common and common dilutive potential shares outstanding	9,742	9,742	9,742	9,742

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in		Accumulated
	Shares	Stock	Capital	Other	Deficit	Total

Balances at December 31, 2002	9,742	$98	$283,466	$(3,408)	$(289,763)	$(9,607)
Net income					3,514	3,514
Collection of note from shareholder				3,408		3,408

Balances at June 30, 2003	9,742	$98	$283,466	$—	$(286,249)	$(2,685)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months
	ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$3,514	$(2,338)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	120
Impairment of leased assets	—	1,036
Changes in assets and liabilities:
Increase in receivables	(3,810)	—
Increase (decrease) in estimated claims and other health care costs payable	(736)	113
Decrease in deferred income	—	(113)
Changes in other miscellaneous assets and liabilities	(2,548)	715

Net cash used for operating activities	(3,580)	(467)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	304
Collection of note receivable from shareholder	3,408	—

Net cash provided by investing activities	3,408	304

Net decrease in cash and cash equivalents	(172)	(163)
Cash and cash equivalents at beginning of period	2,636	3,426

Cash and cash equivalents at end of period	$2,464	$3,263

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated subsidiaries, primarily in the field of managed care. As of January 1, 2002 substantially all operations of MHP and its subsidiaries were terminated. Additionally, as of June 30, 2003 we were not engaged in any business activities and we had a substantial working capital deficiency. See Note 6.

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company are currently in liquidation. We will receive no distribution of assets from the California HMO, are unlikely to receive any distribution of assets from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company. Any distribution from Maxicare Life and Health Insurance Company, if assets ultimately are available for distribution, will require regulatory approval.

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

Earnings per Share

     The denominator used in calculating both basic and diluted earnings per share in the consolidated Statements of Operations is the weighted average number of shares outstanding for each period indicated. All potentially dilutive securities, consisting solely of employee stock options, were antidilutive for each of the periods presented in the consolidated Statements of Operations.

Stock-Based Compensation

     We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

     SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has elected to continue to account for stock-based compensation using the intrinsic-value method according to APB Opinion No. 25.

     No compensation expense was recorded under the intrinsic value method for the three and six months ended June 30, 2003 and 2002. Additionally, no material expense would have been recognized under the fair value method for the three and six months ended June 30, 2003 and 2002.

Reclassifications

     Certain items in the consolidated Statements of Operations for the three and six months ended June 30, 2002 have been reclassified to conform to the 2003 presentation.

Note 3 — Other Income

     In or about November 1999, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking recovery in connection with the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management.

     On or about June 9, 2003 a settlement with the Office of Personnel Management was approved by the Court. The net settlement amount, after payment of attorneys’ fees and expenses, is approximately $5.3 million. Of this amount, MHP will receive approximately $3.4 million, which includes reimbursement of litigation expenses. The balance of the net settlement amount is payable directly to the liquidators / receivers / debtors in possession of certain subsidiaries. The amount due MHP of $3.4 million has been recorded as Other Income in the Consolidated Statements of Operations. The funds were received in August 2003.

Note 4 — Health Care Expenses

     From February 1, 1997 through May 4, 2001, Health Care Assurance Company provided certain reinsurance coverage to Transamerica, a nonaffiliated company, in connection with excess of loss health care claims and continuation of care / insolvency coverage for Medicaid HMO claims arising under coverage provided by Transamerica to Maxicare Indiana, Inc. This coverage terminated on May 4, 2001, when Maxicare Indiana, Inc. was placed into rehabilitation by the Indiana Department of Insurance. Under the terms of the contract with Transamerica, Transamerica was liable only for claims that were incurred through May 4, 2001 and were reported to Transamerica by April 30, 2003. Health Care Assurance Corporation’s contract with Transamerica required it to provide a $600,000 letter of credit to secure its obligations to Transamerica. On October 1, 2001, Transamerica drew down the full amount of the letter based on its estimate of the covered claims which would be payable, and the Company reduced claims liability by the amount of the letter of credit. Through June 30, 2003, Transamerica had paid approximately $190,000 from the proceeds of the letter of credit.

     In July 2003 Transamerica informed the Company that it would be returning approximately $410,000, representing the unused portion of the funds drawn from the letter of credit, to Health Care Assurance Company. Additionally, the liquidator of Maxicare Indiana, Inc. stated to the court that no claim on the continuation of care / insolvency portion of the coverage is currently contemplated.

     As a result of these events, the Company has reduced its claims reserves under this coverage to zero, and recorded a receivable from Transamerica in the amount of $410,000 at June 30, 2003. Also as a result of these actions, Health Care Expense reported in the Statements of Operations for the three and six months ended June 30, 2003 is a negative $1,146,000.

Note 5 — Receivables

     At June 30, 2003 receivables consist of $3,400,000 due from the United States Government (Note 3) and $410,000 due from Transamerica to Health Care Assurance Company (Note 4).

Note 6 — Liquidity and Going Concern Issues

     At June 30, 2003 we had a consolidated working capital deficiency of approximately $.7 million, and a deficiency in shareholders’ equity of approximately $2.7 million. Furthermore, of our total cash of $2.46 million at June 30, 2003, $2.3 million was held at Health Care Assurance Company, Ltd. Additionally, $410,000 of our receivables were payable to Health Care Assurance Company. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities. In July 2003 we received approval to transfer $300,000 from Health Care Assurance Company to MHP.

     As noted above, we had no continuing business activities after March 15, 2002. Except for the receivable from the U.S. Government we have no access to cash except to the extent that we receive approval of regulatory authorities to transfer cash from Health Care Assurance Company.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See Note 7.

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

Note 7 — Commitments and Contingencies

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

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against the Company in the Superior Court of the State of California, alleging that the Company had breached his consulting agreement with it and claiming damages in excess of $700,000. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against the Company in connection with his claim. The Company is defending the action and there has been no pre-trial discovery to date. The attachment has been offset against the liability recorded in connection with this matter.

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

     Effective February 2, 2000, the Company entered into a Services Agreement for back office administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. On September 18, 2002 CSC Healthcare, Inc. (“CSC”), the successor in interest to Nichols TXEN, filed a complaint in the Circuit Court of Jefferson County, Alabama seeking approximately $880,000 plus interest from the Company under the contract. This action has been stayed and the claim is now being heard in arbitration. Pre-hearing discovery is in progress. The Company believes that the claim against it is without merit and intends to vigorously defend the arbitration. The Company has asserted counterclaims against CSC in the arbitration alleging that it was fraudulently induced to enter into the contract and that CSC failed to perform under the contract, thereby causing damages to the Company in an amount not less than $5 million.

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

     Under the terms of a lease expiring in May 2004 for 79,000 square feet of industrial space in Los Angeles, we are obligated to surrender that space in its original condition. We have previously made extensive modifications to the leased premises. The ultimate disposition of this matter has yet to be determined. At June 30, 2003 we had not established a liability for this contingency in the consolidated balance sheet.

     Other than those noted above, no claims have been filed against the Company by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, claims may be filed against us by such creditors in the future.

     We are also involved in other legal actions in the normal course of business. We do not believe that any ultimate liability in excess of amounts accrued which would likely arise from these actions would materially affect our consolidated financial position, results of operations or cash flows, except that the matters described above involving the Indiana Department of Insurance, Medimpact and the renovation of leased space, may have such effect.

     Note 8 — Litigation and Contract Settlement Charges

     In March 2003, the TriZetto Group, Inc. (“TriZetto”) sued the Company in California state court, alleging that the Company breached an information services contract and claiming over $12 million in damages, including over $1 million in amounts due under the contract and $11 million in termination fees. On or about June 30, 2003, this action was settled. Pursuant to the settlement agreement, the Company paid $1.25 million to TriZetto, issued 250,000 shares of the Company’s common stock to TriZetto and returned to TriZetto certain warrants which TriZetto had issued to it. The action may be revived in certain circumstances in the event that a judgment is obtained against TriZetto by a third-party based on TriZetto’s receipt of the $1.25 million settlement payment.

     The consolidated Statements of Operations for the three and six months ended June 30, 2003 reflect a litigation and contract settlement charge of $250,000 to record the amount by which the cash settlement paid Trizetto exceeds amounts previously accrued. The Company did not issue common shares to Trizetto until July 2003 and no provision for the issuance of those shares has been made in the consolidated financial statements presented. No cost was recorded in the Consolidated Statements of Operations for the shares issued to Trizetto since the fair value of the shares was immaterial.

     Note 9 — Impairment of Leased Assets

     During the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain high volume copying equipment held under capital lease agreements. We have returned that equipment to the lessor and have recorded an impairment charge of approximately $1.0 million in our Consolidated Statements of Operations for the three months ended March 31, 2002 to write off the entire net book value of these leased assets. The liability associated with these leased assets remains on our Consolidated Balance Sheets.

     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Rehabilitation and Bankruptcy

Current Status

     We have had no active business since March 15, 2002 and have no reasonable prospects of obtaining or generating any active business. Except for the receivable from the U.S. Government we have no access to cash except to the extent that we receive approval of regulatory authorities to transfer cash from Health Care Assurance Company

     We are exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At June 30, 2003, we had a consolidated working capital deficiency of approximately $.7 million, and a deficiency in shareholders’ equity of approximately $2.7 million. Furthermore, of our total cash of $2.46 million at June 30, 2003, $2.3 million was held at Health Care Assurance Company, Ltd. Additionally, $410,000 of our receivables were payable to Health Care Assurance Company. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities. In July 2003 we received approval to transfer $300,000 from Health Care Assurance Company to MHP.

     In or about November 1999, MHP, on its own behalf and also on behalf of various closed and then operating subsidiaries, commenced an action in the United States Court of Federal Claims against the United States, seeking recovery in connection with the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. On or about June 9, 2003 a settlement of this matter with the Office of Personnel Management was approved by the Court. The net settlement amount, after payment of attorneys’ fees and expenses, is approximately $5.3 million. Of this amount, MHP will receive approximately $3.4 million, which includes reimbursement of litigation expenses. The balance of the net settlement amount is payable directly to the liquidators / receivers / debtors in possession of certain subsidiaries. The funds were received in August 2003.

     Our receivables also include $410,000, payable to Health Care Assurance Company. This amount represents the unused portion of certain funds previously drawn from a letter of credit that had been issued by Health Care Assurance Corporation. As noted above, the transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities.

     MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 7 – Commitments and Contingencies” to our Unaudited Consolidated Financial Statements.

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company are currently in liquidation. We will receive no distribution of assets from the California HMO, are unlikely to receive any distribution from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company. Any distribution from Maxicare Life and Health Insurance Company, if assets ultimately are available for distribution, will require regulatory approval.

Results of Operations

     The Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

     We reported net income of approximately $4.1 million for the quarter ended June 30, 2003 compared to a loss of approximately $1.1 million for the quarter ended June 30, 2002. During the second quarter of 2003 we recognized other revenue in the amount of approximately $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management. Also during the second quarter of 2003 we recognized approximately $1.1 million of income, reflected as negative health care expense, in connection with the expiration of certain notice periods in connection with certain insurance provided by our Health Care Assurance Company subsidiary. In the second quarter of 2003 we also accrued additional expenses of $250,000 in regards to the settlement of certain litigation (see Note 8. to the Consolidated Financial Statements).

     The Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     We reported net income of approximately $3.5 million for the six months ended June 30, 2003 compared to a loss of approximately $2.3 million for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 reflects the events discussed in the quarterly review above; specifically the settlement with the Federal government; the expiration of notice periods in connection with certain insurance coverage provided by our Health Care Assurance Company subsidiary; and the accrual of certain litigation settlement expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2003, we had approximately $2.46 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2003, the Company did not have any outstanding bank borrowings or debt obligations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     In March 2003, the TriZetto Group, Inc. (“TriZetto”) sued the Company in California state court, alleging that the Company breached an information services contract and claiming over $12 million in damages, including over $1 million in amounts due under the contract and $11 million in termination fees. On or about June 30, 2003, this action was settled. Pursuant to the settlement agreement, the Company paid $1.25 million to TriZetto, issued 250,000 shares of the Company’s common stock to TriZetto and returned to TriZetto certain warrants which TriZetto had issued to it. The action may be revived in certain circumstances in the event that a judgment is obtained against TriZetto by a third-party based on TriZetto’s receipt of the $1.25 million settlement payment.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     We filed a report on Form 8-K on June 24, 2003 with respect to Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXICARE HEALTH PLANS, INC (Registrant)

August 8, 2003	/s/ PAUL R. DUPEE, JR

Date	Paul R. Dupee, Jr.,
Chief Executive Officer

August 8, 2003	/s/ JOSEPH W. WHITE

Date	Joseph W. White
Chief Financial Officer