Form 10-Q
period 2003-09-30
MAXICARE HEALTH PLANS INC
filed 2003-11-12
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Act of 1934 for the quarterly period ended September 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	95-9615709 (I.R.S. Employer
incorporation or organization)	Identification No.)

11231 South La Cienega Boulevard, Los Angeles,	90045
California
(Address of principal executive offices)	(Zip Code)

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

Yes [X]  No [   ]

     Common Stock, $.01 par value — 9,991,926 shares outstanding as of November 11, 2003.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets
Cash and cash equivalents	$5,961	$2,636
Other current assets	5	7

Total Assets	$5,966	$2,643

Current Liabilities
Estimated claims and other health care costs payable	$—	$736
Accounts payable	—	76
Accrued salary expense	205	328
Other current liabilities	7,062	9,019

Total Current Liabilities	7,267	10,159
Long-Term Liabilities	1,900	2,091

Total Liabilities	9,167	12,250

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,742 shares issued and outstanding at December 31, 2002; 9,992 shares outstanding at September 30, 2002	98	98
Additional paid-in capital	283,466	283,466
Note receivable from shareholder	—	(3,408)
Accumulated deficit	(286,765)	(289,763)

Total Shareholders’ Equity	(3,201)	(9,607)

Total Liabilities and Shareholders’ Equity	$5,966	$2,643

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Investment income	$8	$10	$22	$40
Other income	13	100	3,413	268

Total Revenues	21	110	3,435	308

Expenses
Health care expenses	—	—	(1,146)	—
Salary, general and administrative expenses	537	252	1,333	752
Depreciation and amortization	—	—	—	120
Litigation and contract settlement charges	—	—	250	880
Impairment of leased assets	—	—	—	1,036

Total Expenses	537	252	437	2,788

Income (loss) before income taxes	(516)	(142)	2,998	(2,480)

Income tax provision	—	—	—	—

Net income (loss)	$(516)	$(142)	$2,998	$(2,480)

Net income (loss) per common share:
Basic income (loss) per common share:
Basic income (loss) per common share	$(.05)	$(.01)	$.31	$(.25)

Weighted average number of common shares outstanding	9,992	9,742	9,825	9,742

Diluted income (loss) per common share:
Diluted income (loss) per common share	$(.05)	$(.01)	$.31	$(.25)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,742	9,825	9,742

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in		Accumulated
	Shares	Stock	Capital	Other	Deficit	Total

Balances at December 31, 2002	9,742	$98	$283,466	$(3,408)	$(289,763)	$(9,607)
Net income					2,998	2,998
Common shares issued	250
Collection of note from shareholder				3,408		3,408

Balances at September 30, 2003	9,992	$98	$283,466	$—	$(286,765)	$(3,201)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$2,998	$(2,480)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	—	120
Impairment of leased assets	—	1,036
Changes in assets and liabilities:
Increase (decrease) in estimated claims and other health care costs payable	(736)	113
Decrease in deferred income	—	(113)
Changes in other miscellaneous assets and liabilities	(2,345)	379

Net cash used for operating activities	(83)	(945)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	304
Collection of note receivable from shareholder	3,408	—

Net cash provided by investing activities	3,408	304

Net increase (decrease) in cash and cash equivalents	3,325	(641)
Cash and cash equivalents at beginning of period	2,636	3,426

Cash and cash equivalents at end of period	$5,961	$2,785

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated subsidiaries, primarily in the field of managed care. As of January 1, 2002 substantially all operations of MHP and its subsidiaries were terminated. Additionally, as of September 30, 2003 we were not engaged in any business activities and we had a substantial working capital deficiency. See Note 5.

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

     No compensation expense was recorded under the intrinsic value method for the three and nine months ended September 30, 2003 and 2002. Additionally, no material expense would have been recognized under the fair value method for the three and nine months ended September 30, 2003 and 2002.

Reclassifications

     Certain items in the consolidated Statements of Operations for the nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation.

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

     On or about June 9, 2003 a settlement with the Office of Personnel Management was approved by the Court. The net settlement amount, after payment of attorneys’ fees and expenses, was approximately $5.3 million. Of this amount, MHP received approximately $3.4 million, which included reimbursement of litigation expenses. The balance of the net settlement amount was payable directly to the liquidators / receivers / debtors in possession of certain subsidiaries. The amount due MHP of $3.4 million was recorded as Other Income in the Consolidated Statements of Operations for the quarter ended June 30, 2003. Funds totaling $3.413 million were received in August 2003. Accordingly, additional Other Income of $.013 million was recorded for the quarter ended September 30, 2003.

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

     As a result of these events, the Company reduced its claims reserves under this coverage to zero, and recorded a receivable from Transamerica in the amount of $410,000 at June 30, 2003. We collected the receivable of $410,000 from TransAmerica in August of 2003.

Note 5 — Liquidity and Going Concern Issues

     At September 30, 2003 we had a consolidated working capital deficiency of approximately $1.3 million, and a deficiency in shareholders’ equity of approximately $3.2 million. Furthermore, of our total cash of $5.96 million at September 30, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities. In July 2003 we received approval to transfer $300,000 from Health Care Assurance Company to MHP, of which $200,000 had been transferred at November 1, 2003.

     As noted above, we had no continuing business activities after March 15, 2002. We have no access to cash held at Health Care Assurance Company except to the extent regulatory authorities approve the transfer of cash to MHP. We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See Note 6.

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

Note 6 — Commitments and Contingencies

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

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against the Company in the Superior Court of the State of California, alleging that the Company had breached his consulting agreement with it and claiming damages in excess of $700,000. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against the Company in connection with his claim. The Company is defending the action. There has been little pre-trial discovery to date. The Company has moved for a declaration regarding certain tax issues relating to Mr. Ratican’s consulting contract, and the motion is pending. The attachment has been offset against the liability recorded in connection with this matter.

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

     Under the terms of a lease expiring in May 2004 for 79,000 square feet of industrial space in Los Angeles, we are obligated to surrender that space in its original condition. We have previously made extensive modifications to the leased premises. The ultimate disposition of this matter has yet to be determined. At September 30, 2003 we had not established a liability for this contingency in the consolidated balance sheet.

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

Note 7 — Litigation and Contract Settlement Charges

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

     The consolidated Statements of Operations for the nine months months ended September 30, 2003 reflect a litigation and contract settlement charge of $250,000 recorded in the second quarter of 2003 to record the amount by which the cash settlement paid Trizetto exceeds amounts previously accrued. The Company issued common shares to Trizetto on July 1, 2003, but no cost was recorded in the Consolidated Statements of Operations for the shares issued to Trizetto since the fair value of the shares was immaterial.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Rehabilitation and Bankruptcy

Current Status

     We have had no active business since March 15, 2002 and have no reasonable prospects of obtaining or generating any active business. We have no means of generating additional cash.

     We are exploring possible strategies to realize any possible value remaining in the Company. Any such strategy may include the ultimate liquidation of Health Care Assurance Company; however, because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At September 30, 2003, we had a consolidated working capital deficiency of approximately $1.3 million, and a deficiency in shareholders’ equity of approximately $3.2 million. Furthermore, of our total cash of $5.96 million at September 30, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities. In July 2003 we received approval to transfer $300,000 from Health Care Assurance Company to MHP, of which $200,000 had been transferred to MHP at November 1, 2003.

     MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 6 – Commitments and Contingencies” to our Unaudited Consolidated Financial Statements.

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

Results of Operations

The Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

     We reported a loss of approximately $.5 million for the quarter ended September 30, 2003 compared to a loss of approximately $.1 million for the quarter ended September 30, 2002.

The Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     We reported net income of approximately $3.0 million for the nine months ended September 30, 2003 compared to a loss of approximately $2.5 million for the nine months ended September 30, 2002. During the second quarter of 2003 we recognized other income in the amount of $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management. Also during the second quarter of 2003 we recognized approximately $1.1 million of income, reflected as negative health care expense, in connection with the expiration of certain notice periods in connection with certain insurance provided by our Health Care Assurance Company subsidiary. In the second quarter of 2003 we also accrued additional expenses of $.25 million in regards to the settlement of certain litigation (see Notes 3, 4 and 6 to the Consolidated Financial Statements).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2003, we had approximately $5.96 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2003, the Company did not have any outstanding bank borrowings or debt obligations.

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

MAXICARE HEALTH PLANS, INC
(Registrant)

November 11, 2003	/s/ PAUL R. DUPEE, JR

Date	Paul R. Dupee, Jr.,
Chief Executive Officer
November 11, 2003	/s/ JOSEPH W. WHITE

Date	Joseph W. White
Chief Financial Officer