Form 10-K
period 2003-12-31
MAXICARE HEALTH PLANS INC
filed 2004-04-14
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12024

Maxicare Health Plans, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3615709
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11231 South La Cienega Boulevard, Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 665-9861

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes ☒ No

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2004.

Common Stock, $.01 par value — $2,054,165

     The number of shares outstanding of each of the issuer’s classes of capital stock, as of April 12, 2004.

Common Stock, $.01 par value — 9,991,926 shares

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I

Item 1. Business

General

     Since March 15, 2002 we have not been engaged in any active business and we have no reasonable prospects of obtaining or generating any ongoing business. At December 31, 2003 we had a substantial capital deficiency.

     As noted above, we have no continuing business activities. We are in the process of exploring possible strategies to realize any possible value remaining in the Company. It is likely, however, that it will be necessary for us to liquidate. We cannot give assurance that any liquidation would provide any value to our shareholders.

     We are a Delaware Corporation, organized on January 5, 1981. Our executive offices are located at 11231 South La Cienega Boulevard, Los Angeles, California 90045 and our telephone number is (310) 665-9861.

Disposition of Subsidiaries

     Through our wholly-owned subsidiaries, we formerly operated health maintenance organizations (“HMOs”) in California (through May 25, 2001) and Indiana (through May 3, 2001). Maxicare Life and Health Insurance Company, our licensed insurance company, operated preferred provider organizations (“PPOs”) in California (through December 31, 2001) and Indiana (through May 3, 2001) in conjunction with the HMO products of Maxicare (our California HMO) and Maxicare Indiana, Inc. (our Indiana HMO). As of January 1, 2002 our operations were substantially terminated.

     On March 14, 2003 the California HMO’s Liquidating Plan of Reorganization was confirmed in the United States Bankruptcy Court. We will not receive any distribution of assets from the California HMO.

     The Indiana HMO was formally placed into liquidation on July 3, 2001. On that date the Indiana Commissioner of Insurance was appointed as Liquidator. It is very unlikely that we will receive any distribution of assets from the Indiana HMO.

     On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company agreed to its liquidation. We cannot say at this time whether we will receive any distribution of assets from Maxicare Life and Health Insurance Company.

     We also own and operate Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to us and our subsidiaries. Effective January 31, 2002, Health Care Assurance Company, Ltd. ceased providing all such insurance.

Forward Looking Statements

     Statements in this Form 10-K annual report may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, as well as general market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

Risk Factors

Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.

     At December 31, 2003:

•	We had a consolidated working capital deficiency of approximately $1.5 million.

•	We had a deficiency in shareholders’ equity of approximately $3.5 million.

•	Of our total cash and cash equivalents of $5.4 million at December 31, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with the lease of a building that the landlord contends requires substantial restoration at our expense and a pharmacy services agreement.

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

Employees

     As of March 31, 2004 we had no full-time employees. Certain employees of the California HMO work for us on a part time basis. We reimburse the California HMO for the cost of their time under an established agreement.

Our Executive Officers

     Our executive officers at March 31, 2004 were as follows:

Name	Age	Position
Paul R. Dupee, Jr.	60	Chairman of the Board of Directors, Chief Executive Officer
Alan D. Bloom	58	Senior Vice President, Secretary and General Counsel
Patricia A Fitzpatrick	52	Treasurer
Joseph W. White	45	Chief Financial Officer, Director

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

     Joseph W. White has served as Chief Financial Officer of the Company since November 2001. Prior to November 2001 Mr. White served as Controller and Interim Chief Financial Officer since February 2001. Mr. White was named a Director of the Company in March 2002 and has served in various financial positions with the Company since March 1987. Mr. White has served as Vice President, Accounting of Molina Healthcare, Inc. since June 2003. Mr. White is a certified public accountant.

Item 2. Properties

     We lease space at two locations in California. Both of these leases terminate in 2004. Our executive offices are located at 11231 South La Cienega Boulevard, Los Angeles, California 90045, pursuant to a lease expiring in May 2004. Under the terms of this lease, we pay a monthly rental of approximately $19,500, plus a percentage of operating costs and annual increases. Through March 31, 2004, the California HMO was sharing space with us and paying a substantial portion of our lease costs, and may continue to do so.

Item 3. Legal Proceedings

a. Indiana Department of Insurance

     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Commissioner’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. Pre-trial discovery has not been completed. We believe that the claims against us are without merit and intend to vigorously defend the suit.

b. Consulting Agreement

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against us in the Superior Court of the State of California, alleging that we had breached his consulting agreement with us and claiming damages. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against us in connection with his claim. In February 2004, we entered into a Settlement Agreement and Mutual Release with Mr. Ratican under the terms of which we paid Mr. Ratican $550,000 in addition to the amount already attached, for a total payment of $1,317,000.

c. Back Office Services Agreement

     Effective February 2, 2000, we entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. Subsequently, CSC Healthcare Inc. (“CSC”), the successor in interest to Nichols TXEN, commenced an arbitration (the “Arbitration”) in Atlanta against us before the American Arbitration Association, claiming our breach of the parties’ Service Agreement for Back Office Administration and contract damages of approximately $1.3 million. On December 1, 2003, the Arbitration and a related case brought by CSC against us in Alabama State court were settled and all claims and counterclaims dismissed. Pursuant to such settlement, we paid CSC $300,000.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the three months ended December 31, 2003.

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

Common Stock

	Sale Price
	High	Low
2003
First Quarter.	$.01	$.01
Second Quarter	$.05	$.01
Third Quarter.	$.18	$.01
Fourth Quarter	$.47	$.11
2002
First Quarter.	$.02	$.01
Second Quarter	$.01	$.01
Third Quarter.	$.01	$.01
Fourth Quarter	$.01	$.01

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

(b) Holders

     There were 915 holders of record of our Common Stock as of December 31, 2003.

(c) Dividends

     We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

     Additionally, of our total cash and cash equivalents of $5.4 million at December 31, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities, potentially limiting our ability to pay dividends.

(d) Sales of Unregistered Equity Security

     During 2003 we had no sales of unregistered equity securities. We issued 250,000 shares of unregistered common stock as part of an agreement settling certain litigation in the third quarter of 2003. Please see “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.

(e) Securities Authorized for Issuance Under Equity Compensation Plans

     No securities were authorized for issuance during 2003 pursuant to equity compensation plans.

     Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2003)

     The following table sets forth information concerning shares available for issuance pursuant to equity compensation plans.

Number of shares
remaining available for
future issuance under
	Number of shares to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	207,120 (1)	$16.86	1,118,133 (2)

(1)	Options to purchase shares of our common stock issued under the 1995 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the Outside Directors 1996 Formula Stock Option Plan and Senior Executive 1996 Stock Option Plan. All options were vested as of December 31, 2003.

(2)	Includes shares issuable under the 1995 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the Outside Directors 1996 Formula Stock Option Plan and Senior Executive 1996 Stock Option Plan.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands except per share and membership data)
Continuing operations(1):
Revenues
Premiums	$—	$—	$1,819	$2,343	$1,928
Investment income(2)	33	569	239	529	288
Inter-company service agreement income	—	—	—	11,599	13,035
Other income	3,471	268	971	398	4,103

Total revenues	3,504	837	3,029	14,869	19,354

Expenses
Health care expenses (credits)	(1,146)	(312)	582	2,615	866
Salary, general and administrative expenses	1,833	1,062	4,998	23,147	13,339
Depreciation and amortization	—	120	704	962	916
Impairment of leased assets	—	1,036	—	—	—
Charges for litigation and management settlements(3)	75	209	—	1,510	5,500

Total expenses	762	2,115	6,284	28,234	20,621

Income (loss) from continuing operations before income taxes	2,742	(1,278)	(3,255)	(13,365)	(1,267)
Income tax provision	—	—		(18,229)	—

Income (loss) from continuing operations	2,742	(1,278)	(3,255)	(31,594)	(1,267)

Discontinued operations:
Loss from discontinued operations (4)	—	—	(28,095)	(33,352)	(10,997)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets (5)	—	—	16,423	—	—

Loss from discontinued operations	0	0	(11,672)	(33,352)	(10,997)

Net income (loss)	$2,742	$(1,278)	$(14,927)	$(64,946)	$(12,264)

Net income (loss) per common share:
Basic:(6)
Basic income (loss) per common share from continuing operations	$.28	$(.13)	$(.33)	$(6.46)	$(.35)

Basic loss per common share from discontinued operations	$—	$—	$(1.20)	$(6.81)	$(3.07)

Weighted average number of common shares outstanding	9,867	9,742	9,742	4,894	3,585

Diluted:(6)
Diluted income (loss) per common share from continuing operations	$.28	$(.13)	$(.33)	$(6.46)	$(.35)

Diluted loss per common share from discontinued operations	$—	$—	$(1.20)	$(6.81)	$(3.07)

Weighted average number of common and common dilutive potential shares outstanding	9,867	9,742	9,742	4,894	3,585

	At December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Assets of continuing operations	$5,386	$2,643	$5,136	$13,198	$29,151
Indebtedness of continuing operations(7)	$8,843	$12,250	$12,942	$17,099	$19,931
Net assets of discontinued operations(1)	$—	$—	$—	$11,042	$33,936
Shareholders’ equity (deficit)	$(3,457)	$(9,607)	$(7,806)	$7,141	$43,156

NOTES TO SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(1)	The placement of our Indiana HMO into rehabilitation on May 4, 2001 and the bankruptcy filing of our California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries as discontinued operations in the preparation of these financial statements. Although our remaining operations (parent, Health Care Assurance Company, Ltd., and the AIM program) are insignificant and financially dependent upon our HMOs, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.)

(2)	In 2002 we recorded investment income of $521,000 in connection with the March, 2003 collection of a note that had been issued by a former executive officer of the Company. (See “Item 8. Financial Statements and Supplementary Data — Note 5 to our Consolidated Financial Statements”.)

(3)	In 2003 we recognized a gain of $580,000 in connection with the settlement of a dispute regarding a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries. In 2003 we recognized expense of $250,000 in connection with the settlement of a dispute involving an information services contract that we had previously entered into; and we recognized expense of $405,000 in connection with the settlement of an action brought by a former executive. In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan. In 2002 we also accrued litigation-related expense of $880,000 in connection with the previously noted Services Agreement for Back Office Administration. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.) In 2000 we recorded charges of $785,000 for employee severance costs and $725,000 in litigation reserves for costs associated with the defense and settlement of various legal actions. A $5.5 million charge for management settlement costs was recorded in 1999.

(4)	The loss from discontinued operations in 2000 includes charges of $4.9 million, for losses associated with certain of our capitated provider arrangements. The loss from discontinued operations for 1999 includes a $3.0 million charge for loss contracts related to the Carolinas commercial line of business.

(5)	The results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the placement of the Indiana HMO into rehabilitation, the subsequent disposition of Maxicare Life and Health Insurance Company, and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.)

(6)	All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

(7)	Includes long-term liabilities of $1.9 million, $2.1 million, $3.8 million, $5.1 million and $1.2 million, in 2003, 2002, 2001, 2000 and 1999, respectively.

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

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At December 31, 2003, we had a consolidated working capital deficiency of approximately $1.5 million and a deficiency in shareholders’ equity of approximately $3.5 million. Furthermore, of our total cash and cash equivalents of $5.4 million at December 31, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

     In February 2004 we paid $550,000 in settlement of a claim by a former executive. See “Item 8, Note 2 – Charges for Litigation and Management Settlements” to our Consolidated Financial Statements.

     MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Item 8, Note 3 – Commitments and Contingencies” to our Consolidated Financial Statements.

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc. are currently in liquidation. We will receive no distribution of assets from the California HMO, are unlikely to receive any distribution from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company. Any distribution from Maxicare Life and Health Insurance Company, Inc. if assets ultimately are available for distribution, will require regulatory approval.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     We reported net income of approximately $2.7 million ($.28 per share basic and diluted) for the year ended December 31, 2003 compared to a loss of approximately $1.3 million ($.13 per share basic and diluted) for the year ended December 31, 2002. During the second quarter of 2003 we recognized other income in the amount of $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management. Also during the second quarter of 2003 we recognized approximately $1.15 million of income, reflected as negative health care expense, in connection with the expiration of notice periods in connection with certain insurance provided by our Health Care Assurance Company, Ltd. subsidiary. In the second quarter of 2003 we also accrued additional expenses of $250,000 in regards to the settlement of certain litigation involving an information services contract. In the fourth quarter of 2003 we recorded expense of $405,000 in connection with the settlement of an action brought by a former executive for consulting fees he was due. Also in the fourth quarter of 2003 we recognized a gain of $580,000 in connection with the settlement of a dispute involving a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries. See “Item 8, Note 2 – Charges for Litigation and Management Settlements” to our Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     We reported a net loss of $1.3 million ($.13 per share basic and diluted) for the year ended December 31, 2002. We reported a net loss of $14.9 million ($1.53 per share basic and diluted) for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included investment income of $521,000 recorded in connection with the collection of a note that had been issued by a former executive officer of the Company. In 2002 we also recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan. In 2002 we also accrued litigation-related expense of $880,000 in connection with the previously noted Services Agreement for Back Office Administration. Losses from continuing operations for the year ended December 31, 2001 were $3.2 million; losses from discontinued operations for the year ended December 31, 2001 were $11.7 million, which included a gain of $16.4 million realized by MHP upon the placement of our Indiana HMO (to which MHP had contributed the capital stock of Maxicare Life and Health Insurance Company on March 9, 2001) into rehabilitation and the bankruptcy of our California HMO. This gain represents the extent to which liabilities of those subsidiaries exceeded their assets at May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company) or May 25, 2001 (the California HMO).

Contractual Obligations

     In the table below, we set forth our contractual obligations as of December 31, 2003. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

		2005 and
	2004	beyond
Operating lease obligations (1)	$205	$31
Capital lease obligations (2)	193	96
Supplemental executive retirement plan obligations(3)	48	1,845

Total contractual obligations	$446	$1,972

(1)	The California HMO continues to contribute to the payment of the operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO will contribute approximately $49,000 to the payment of operating lease obligations in 2004. Such payments by the California HMO are unlikely to continue after May 31, 2004.

(2)	We have made no payments to the lessor in connection with the leased assets since the first quarter of 2002. The liability associated with these leased assets remains on our consolidated balance sheets.

(3)	Amount of benefits owed and payment periods are dependent upon a number of factors, among them the life expectancies of the participants.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2003, we had approximately $5.4 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

     As of December 31, 2003, we did not have any outstanding bank borrowings or debt obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Maxicare Health Plans, Inc.

     We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the information with respect to the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 2, 2004

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Amounts in thousands
	except par value)
Current Assets
Cash and cash equivalents	$5,361	$2,636
Other current assets	25	7

Total Assets	$5,386	$2,643

Current Liabilities
Estimated claims and other health care costs payable	$—	$736
Accounts payable	—	76
Accrued salary expense	91	328
Other current liabilities	6,814	9,019

Total Current Liabilities	6,905	10,159
Long-Term Liabilities	1,938	2,091

Total Liabilities	8,843	12,250

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock, $.01 par value — 80,000 shares authorized, 9,992 (2003) and 9,742 (2002) shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Notes receivable from shareholders	—	(3,408)
Accumulated deficit	(287,021)	(289,763)

Total Shareholders’ Deficit	(3,457)	(9,607)

Total Liabilities and Shareholders’ Equity	$5,386	$2,643

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands
	except per share data)
Revenues
Premiums	$—	$—	$1,819
Investment income	33	569	239
Other income	3,471	268	971

Total Revenues	3,504	837	3,029

Expenses
Health care expenses (credits)	(1,146)	(312)	582
Salary, general and administrative expenses	1,833	1,062	4,998
Depreciation and amortization	—	120	704
Impairment of capital assets	—	1,036	—
Charges for litigation and management settlements	75	209	—

Total Expenses	762	2,115	6,284

Income (loss) from continuing operations before income taxes	2,742	(1,278)	(3,255)
Income tax provision	—	—	—

Income (loss) from continuing operations	2,742	(1,278)	(3,255)

Discontinued operations
Loss from discontinued operations	—	—	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	—	16,423

Loss from discontinued operations	0	0	(11,672)

Net income (loss)	$2,742	$(1,278)	$(14,927)

Net income (loss) per common share:
Basic income (loss) per common share:
Continuing operations	$.28	$(.13)	$(.33)
Discontinued operations	$—	$—	$(1.20)

Basic income (loss) per common share	$.28	$(.13)	$(1.53)

Weighted average number of common shares outstanding	9,867	9,742	9,742

Diluted income (loss) per common share:
Continuing operations	$.28	$(.13)	$(.33)
Discontinued operations	$—	$—	$(1.20)

Diluted income (loss) per common share	$.28	$(.13)	$(1.53)

Weighted average number of common and common dilutive potential shares outstanding	9,867	9,742	9,742

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

				Notes		Accumulated
	Number of		Additional	Receivable		Other
	Common	Common	Paid-in	from	Accumulated	Comprehensive
	Shares	Stock	Capital	Shareholders	Deficit	Income	Total
Balances at December 31, 2000	9,742	$98	$283,442	$(2,842)	$(273,558)	$1	$7,141
Comprehensive income (loss):
Net loss					(14,927)		(14,927)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						1	1

Comprehensive loss							(14,926)
Interest earned on notes receivable from shareholder				(45)			(45)
Warrants issued in connection with professional services contract			24				24

Balances at December 31, 2001	9,742	98	283,466	(2,887)	(288,485)	2	(7,806)
Comprehensive income (loss):
Net loss					(1,278)		(1,278)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)

Comprehensive loss							(1,280)
Interest earned on note receivable from shareholder				(521)			(521)

Balances at December 31, 2002	9,742	98	283,466	(3,408)	(289,763)		(9,607)
Comprehensive income (loss):
Net income					2,742		2,742

Comprehensive income							2,742
Common shares issued to settle litigation	250
Collection of note from shareholder				3,408			3,408

Balances at December 31, 2003	9,992	$98	$283,466	$0	$(287,021)	$0	$(3,457)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$2,742	$(1,278)	$(14,927)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	—	120	1,305
Impairment of capital assets	—	1,036	—
Write-off of rehabilitated and bankrupt subsidiaries’ liabilities over assets	—	—	(16,423)
Charges for litigation and management settlements	75	209	—
Changes in assets and liabilities (net of effect of rehabilitation and bankruptcy of subsidiaries):
Decrease in accounts receivable	—	—	8,403
Decrease in estimated claims and other health care costs payable	(736)	(314)	(5,969)
Decrease in deferred income	—	(113)	(5,789)
Changes in other miscellaneous assets and liabilities	(2,764)	(233)	2,161

Net cash used for operating activities	(683)	(573)	(31,239)

Cash Flows from Investing Activities:
Cash surrendered in rehabilitation and bankruptcy of subsidiaries	—	—	(42,040)
Purchases of property and equipment and intangible assets	—	—	(5,256)
Decrease in restricted investments	—	—	708
Loan to shareholder	3,408	(521)	—
Proceeds from sales and maturities of marketable securities	—	304	1,231
Purchases of marketable securities	—	—	(299)

Net cash provided by (used for) investing activities	3,408	(217)	(45,656)

Cash Flows from Financing Activities:
Payments on capital lease obligations	—	—	(372)

Net cash used for financing activities	0	0	(372)

Net increase (decrease) in cash and cash equivalents	2,725	(790)	(77,267)
Cash and cash equivalents at beginning of year	2,636	3,426	80,693

Cash and cash equivalents at end of year	$5,361	$2,636	$3,426

Supplemental disclosures of cash flow information:
Cash paid during the year for — Interest			$98
Supplemental schedule of non-cash investing activities:
Capital lease obligations incurred for purchase of property and equipment and intangible assets			$114
Liabilities of rehabilitated and bankrupt subsidiaries			$101,405
Assets of rehabilitated and bankrupt subsidiaries excluding cash			42,942

Net liabilities of rehabilitated and bankrupt subsidiaries excluding cash			58,463
Cash of rehabilitated and bankrupt subsidiaries surrendered			42,040

Write-off of rehabilitated and bankrupt subsidiaries’ liabilities in excess of assets			$(16,423)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP” or “the Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At December 31, 2003 we had negative net worth of $3.5 million and a working capital deficiency of $1.5 million. See “Liquidity and Going Concern” below.

     All significant subsidiaries formally operated by MHP (the California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc.) were placed into bankruptcy, rehabilitation and administrative supervision, respectively, in May of 2001 and are currently in liquidation. We will receive no distribution of assets from the California HMO, are unlikely to receive any distribution of assets from the Indiana HMO, and cannot determine whether or not we will receive a distribution of assets from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc., if assets ultimately are available for distribution, will require regulatory approval.

     We own Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002 all policies underwritten by Health Care Assurance Company, Ltd., have terminated or expired. We also served as administrator of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

Reverse Stock Split

     On March 27, 2001, we effected a one-for-five reverse split of our common stock. All share and per share information included in this Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Liquidity and Going Concern

     At December 31, 2003 we had a consolidated working capital deficiency of approximately $1.5 million, and a deficiency in shareholders’ equity of approximately $3.5 million. Furthermore, of our total cash and cash equivalents of $5.4 million at December 31, 2003, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

     In February 2004 we paid $550,000 in settlement of a claim by a former executive. See “Note 2 — Litigation and Management Settlement Charges”.

     As noted above, we had no continuing business activities after March 15, 2002. We have no access to cash that is held at Health Care Assurance Company except to the extent regulatory authorities approve the transfer of cash to MHP. As set forth below in Note 3 “Commitments and Contingencies”, substantial claims have been or may be asserted against us. Such claims, when resolved, may be far in excess of liabilities reported in the Consolidated Balance Sheets.

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

Note 2 — Significant Accounting Policies

Basis of Consolidation and Gain on Disposition of Subsidiaries

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the placement of the Indiana HMO into rehabilitation on May 4, 2001, the consolidated financial statements include the operations and accounts of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc (the outstanding shares of which were transferred to the Indiana HMO on March 9, 2001) only through May 3, 2001. As a result of the California HMO’s bankruptcy on May 25, 2001 the consolidated financial statements include its operations and accounts only through May 24, 2001. The Consolidated Statements of Operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the occurrence of these events. This gain represents the extent to which liabilities of the aforementioned subsidiaries exceeded their assets at their respective disposition dates.

     All significant intercompany balances and transactions have been eliminated.

Discontinued Operations

     The placement of the Indiana HMO (to which MHP had contributed the capital stock of Maxicare Life and Health Insurance Company, Inc.) into rehabilitation on May 4, 2001 and the bankruptcy filing of the California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries and Maxicare Life and Health Insurance Company, Inc. as discontinued operations in the preparation of these financial statements. Our remaining operations (parent, Health Care Assurance Company, Ltd., and the AIM program) are insignificant. Although these operations are dependent upon the California and Indiana HMOs, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

     The operating results of the discontinued operations for the year ended December 31, 2001 are summarized as follows (amounts are in thousands):

Revenues	$237,243
Expenses	265,338

Loss from discontinued operations	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets — Note 2	16,423

Loss from discontinued operations	$(11,672)

     There were no net assets or liabilities of discontinued operations as of December 31, 2003 or 2002.

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

     Cash and cash equivalents consist of the following at December 31:

	2003	2002
	(Amounts in
	thousands)
Cash	$26	$259
Certificates of deposit	—	15
Money market funds	5,335	2,362

	$5,361	$2,636

Furniture and Equipment

     Furniture and equipment are recorded at cost and include assets acquired through capital leases and improvements that significantly add to the productive capacity or extend the useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets. The costs of major remodeling and improvements are capitalized as leasehold improvements and are amortized using the straight-line method over the shorter of the remaining term of the applicable lease or the life of the asset. All furniture and equipment have been depreciated or written off as of December 31, 2002.

Other Current Liabilities

     Other current liabilities include estimated liabilities related to litigation and contract termination costs and lease obligations (see “Note 3 — Commitments and Contingencies”).

Revenue Recognition

     Premiums were recorded as revenue in the month for which enrollees were entitled to health care services. Premiums collected in advance were deferred.. Provision was made for estimated retroactive adjustments to the extent the probable outcome of such adjustments could be determined. Other revenues are recognized as services are rendered.

Reinsurance Ceded

     Health Care Assurance Company, Ltd., provided excess of loss health care reinsurance coverage to the California HMO through November 30, 2001 for the costs of medical services provided to Medi-Cal enrollees in California. From January 1, 1996 through April 30, 2001 Maxicare Life and Health Insurance Company, Inc. assumed 90% of the claims risk pursuant to this coverage. The effect on Health Care Assurance Company, Ltd.’s premiums written and earned in 2001 was as follows (amounts are in thousands):

2001
Direct premiums	$2,877
Ceded premiums	(1,058)

Net premiums	$1,819

     All policy obligations under the reinsurance and retrocession agreements between Health Care Assurance Company, Ltd., Maxicare Life and Health Insurance Company, Inc. and the California HMO were fully settled during 2003.

Health Care Expense Recognition

     The cost of health care services was expensed in the period we were obligated to provide such services. We established an accrual for estimated claims payable including claims reported as of the balance sheet date and the estimated (based upon utilization trends and projections of historical developments) costs of health care services rendered but not reported. Estimated claims payable were continually monitored and reviewed and, as settlements are made or accruals adjusted, differences are reflected in current operations.

     From February 1, 1997 through May 4, 2001, Health Care Assurance Company provided certain reinsurance coverage to Transamerica, a nonaffiliated company, in connection with excess of loss health care claims and continuation of care and insolvency coverage for Medicaid HMO claims arising under coverage provided by Transamerica to the Indiana HMO. This coverage terminated on May 4, 2001, when the Indiana HMO was placed into rehabilitation by the Indiana Department of Insurance. Under the contract, Transamerica was liable only for claims incurred by the Indiana HMO through May 4, 2001 and reported to Transamerica by April 30, 2003. Health Care Assurance Corporation, Ltd.’s contract with Transamerica required it to provide a $600,000 letter of credit to secure its obligations to Transamerica. On October 1, 2001, Transamerica drew down the full amount of the letter based on its estimate of the covered claims payable to the Indiana HMO, and the Company reduced claims liability at December 31, 2001 by the amount of the letter of credit. Through June 30, 2003, Transamerica had paid approximately $190,000 in claims from the proceeds of the letter of credit.

     In August 2003 Transamerica refunded to the Company approximately $410,000, representing the unused portion of the funds drawn from the letter of credit, to Health Care Assurance Company. Additionally, the liquidator of Maxicare Indiana, Inc. reported to Marion Circuit Court in March 2003 that no claim on the continuation of care / insolvency portion of the coverage was currently contemplated.

     Since the Company has satisfied all obligations under policies previously written and all claims notification and payment periods have expired during 2003, the Company released the remaining claims reserves of $736,000 and the $410,000 received from Transamerica into income.. These amounts were recorded as negative health care expense of $1,146,000 in 2003.

Stock Based Compensation

     At December 31, 2003 we had several stock-based employee compensation plans as described in Note 4. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair-value recognition provision to stock-based employee compensation.

	Years ended December 31,
	2003	2002	2001
	(Amounts in thousands except per share
	values)
Net income (loss) from continuing operations, as reported	$2,742	$(1,278)	$(3,255)
Less stock-based employee compensation expense determined under the fair-value based method	—	—	(26)

Net income (loss) from continuing operations, as adjusted.	$2,742	$(1,278)	$(3,281)

Income (loss) per common share from continuing operations:
Basic as reported	$.28	$(.13)	$(.33)
Basic as adjusted	$.28	$(.13)	$(.34)
Diluted as reported	$.28	$(.13)	$(.33)
Diluted as adjusted	$.28	$(.13)	$(.34)

     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. No options were granted in 2003, 2002 or 2001.

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

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands except per share
	values)
Basic income (loss) per share of common stock:
Continuing operations:
Numerator — net income (loss)	$2,742	$(1,278)	$(3,255)

Denominator — Weighted average number of common shares outstanding	9,867	9,742	9,742

Basic income (loss) per common share	$.28	$(.13)	$(.33)

Discontinued operations:
Numerator — net loss	$—	$—	$(11,672)

Denominator — Weighted average number of common shares outstanding	—	—	9,742

Basic loss per common share	$—	$—	$(1.20)

Diluted income (loss) per share of common stock:
Continuing operations:
Numerator — net income (loss)	$2,742	$(1,278)	$(3,255)

Denominator — Weighted average number of common and common dilutive shares outstanding	9,867	9,742	9,742

Diluted income (loss) per common share	$.28	$(.13)	$(.33)

Discontinued operations:
Numerator — net loss	$—	$—	$(11,672)

Denominator — Weighted average number of common and common dilutive shares outstanding	—	—	9,742

Basic loss per common share	$—	$—	$(1.20)

     Stock options are excluded from the calculation of the weighted average number of dilutive shares outstanding for 2003, 2002 and 2001 because the inclusion of stock options would have an anti-dilutive effect.

Restrictions on Fund Transfers

     Health Care Assurance Company, Ltd., our wholly-owned subsidiary, holds $2.5 million of our cash. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Our funds are managed by internal investment managers within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. As of December 31, 2003, we believe that we had no significant concentrations of credit risk.

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

     On or about June 9, 2003 a settlement with the Office of Personnel Management was approved by the Court. The net settlement amount, after payment of attorneys’ fees and expenses, was approximately $5.3 million. Of this amount, MHP received approximately $3.4 million, which included reimbursement of litigation expenses. The balance of the net settlement amount was payable directly to the liquidators / receivers / debtors in possession of certain subsidiaries. The amount received by MHP of $3.4 million was recorded as Other Income in the Consolidated Statements of Operations for the year ended December 31, 2003.

     Other income in 2002 and 2001 includes revenue from the AIM program, which terminated March 15, 2002. Other income in 2002 also includes $100,000 received in connection with the sale of certain intellectual property rights.

Charges for Litigation and Management Settlements

     In March 2003, the TriZetto Group, Inc. (“TriZetto”) sued us in California State court, alleging that we breached an information services contract and claiming over $12,000,000 in damages, including over $1,000,000 in amounts due under the contract and $11,000,000 in termination fees. On or about June 30, 2003, this action was settled. Pursuant to the settlement agreement, we paid $1,250,000 to TriZetto, issued 250,000 shares of our common stock to TriZetto and returned to TriZetto certain warrants that TriZetto had issued to us. The action may be revived in certain circumstances in the event that a judgment is obtained against TriZetto by a third-party based on TriZetto’s receipt of the $1,250,000 settlement payment. We recorded a litigation and contract settlement charge of $250,000 in the second quarter of 2003 to record the amount by which the cash settlement paid Trizetto exceeded amounts previously accrued. We issued common shares to TriZetto on July 1, 2003, but no cost was recorded in the Consolidated Statements of Operations for the shares issued to TriZetto since the fair value of the shares was immaterial.

     Effective February 2, 2000, we entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. Subsequently, CSC Healthcare Inc. (“CSC”), the successor in interest to Nichols TXEN, commenced an arbitration (the “Arbitration”) in Atlanta against us before the American Arbitration Association, claiming our breach of the parties’ Service Agreement for Back Office Administration and contract damages of approximately $1,300,000. On December 1, 2003, the Arbitration and a related case brought by CSC against us in Alabama State court were settled and all claims and counterclaims dismissed. Pursuant to such settlement, we paid CSC $300,000 and recognized a gain, reflected as negative litigation and management settlement charges, of $580,000 in the fourth quarter of 2003, for the difference between the liability previously accrued in connection with this matter and the ultimate settlement of $300,000.

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against us in the Superior Court of the State of California, alleging that we had breached his consulting agreement with us and claiming damages. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against us in connection with his claim. In February 2004, we entered into a Settlement Agreement and Mutual Release with Mr. Ratican under the terms of which we paid Mr. Ratican $550,000 in addition to the amount already attached, for a total payment of $1,317,000. As a result of the Settlement Agreement and Mutual Release we recorded a litigation and management settlement charge of $405,000 in the fourth quarter of 2003 for the amount paid Mr. Ratican in excess of amounts previously accrued.

     In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s claim under our Supplemental Executive Retirement Plan. This gain was recognized in conjunction with the collection of a note issued by the same executive. Please see “Note 5 — Notes Receivable From Shareholders”. Also in 2002 we recorded $880,000 in litigation and management settlement charges in connection with the previously discussed Services Agreement for Back Office Administration, which we had previously entered into for the benefit of our subsidiaries.

Note 3 — Commitments and Contingencies

Litigation and Contract Terminations

     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Commissioner’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. Pre-trial discovery has not been completed. We believe that the claims against us are without merit and intend to vigorously defend the suit. The amounts sought by the Commissioner are significantly in excess of liabilities recorded on our Consolidated Balance Sheets. The ultimate resolution of this matter, if unfavorable, could materially affect our consolidated financial position, results of operations and cash flows.

     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for the Company to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO being placed in rehabilitation and the California HMO’s bankruptcy, Medimpact allegedly has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from us for such costs in an amount not presently known. We, in turn, believe that we have claims against Medimpact for rebates due to us.

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company, Inc. from the Company to Maxicare Indiana, Inc., on the condition that control of MLH remain with the Company. We believe that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by us to Maxicare Indiana, Inc. is null and void. We intend to present our position to the Missouri Department of Insurance at the appropriate time.

     The landlord under the terms of a lease expiring in May 2004 for 79,000 square feet of industrial space in Los Angeles claims that we are obligated to surrender that space in its original condition. We have previously made extensive modifications to the leased premises. The landlord claims that the restoration of the space may cost $1.5 million. We believe that the landlord’s claim is without merit.

     Six former employees of the Indiana HMO have made demand on us for the payment of approximately $400,000 in severance payments. We believe these claims are without merit.

     Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, such creditors may file claims against us in the future.

Leases

     We have operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis and totaled $200,000, $100,000 and $800,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     In the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain equipment held under capital lease agreements (principally high volume copying equipment). We have returned that equipment to the lessor. We have removed the leased assets from our balance sheet via a $1.0 million impairment charge in March, 2002. We have made no payments to the lessor in connection with the leased assets since the first quarter of 2002. The estimated liability associated with these leased assets remains on our consolidated balance sheets.. Amortization expense for capital leases is included in depreciation expense.

     Future minimum lease commitments for noncancelable leases at December 31, 2003 were as follows:

	Operating	Capitalized
	Leases	Leases
	(Amounts in thousands)
2004	$205	$193
2005	29	96
2006	2	—
2007	—	—
2008	—	—

Total minimum obligations	$236	289

Amount representing interest		(23)
Less current obligations		(172)

Long-term obligations		$94

     The California HMO continues to contribute to the payment of the operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO will contribute approximately $49,000 to the payment of operating lease obligations in 2004. Such payments are unlikely to continue after May 31, 2004.

Note 4 — Capital Stock

     We are authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. As of December 31, 2002, the board of directors had created two series of preferred stock — Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2003, there were no shares of either series of preferred stock outstanding.

     At December 31, 2003, 9,991,926 shares of common stock were issued and outstanding; 207,000 shares were reserved for stock options (all of which had vested); and 107,000 shares were reserved for the fulfillment of warrants. Warrants having an exercise price of $7.50 per share for 81,000 shares expire on November 3, 2007. Warrants having an exercise price of $7.50 per share for 20,000 shares expire on September 12, 2005. Warrants having an exercise price of $6.25 per share for 6,000 shares expire on January 3, 2006.

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

     Each Right entitled the holder thereof to purchase 1/500 of a share of our Series B Preferred Stock (the “Series B Preferred”) for $45.00 (the “Exercise Price”). Each 1/500 Series B Preferred (the “Preferred Fraction”) share shall be entitled to one vote in all matters being voted on by the holders of Common Stock and shall also be entitled to a liquidation preference of $0.20.

     The Rights initially attached to our Common Stock and will not be exercisable until a shareholder, or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in our Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the “Distribution Date”) and the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of our Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if we are acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan. The Rights attached to all common shares held by our shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The Rights will expire on February 23, 2008. We may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company’s Common Stock. Any current holder that had previously advised us of owning an amount in excess of 15% of our Common Stock as of the date hereof has been “grandfathered” with respect to their current position, including allowance for certain small incremental additions thereto.

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

Stock Option Plans

     In July 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). Under the 1995 Plan, we may issue up to 200,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, our shareholders approved the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, we may issue up to 150,000 nonqualified or incentive stock options to directors, officers and other employees. In September 2000, our shareholders approved the 2000 Stock Option Plan (the “2000 Plan”). Under 2000 Plan, we may issue up 800,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1995 Plan, the 1999 Plan and the 2000 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1995 Plan, the 1999 Plan and the 2000 Plan have been at an exercise price equal to or greater than the fair market value of the stock at the date of grant.

     In July 1996, our shareholders approved the Outside Directors 1996 Formula Stock Option Plan (the “Formula Plan”). Under the Formula Plan, we may issue up to 25,000 nonqualified stock options to directors who are not employees or officers of the Company (the “Outside Directors”). On the date the Formula Plan was adopted, each Outside Director received a grant of stock options to purchase 1,000 shares of Common Stock. Commencing January 2, 1997 and each January 2nd thereafter, each Outside Director then serving on the Board shall receive a grant of stock options to purchase 1,000 shares of Common Stock. Options granted under the Formula Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest six months from the date of grant and expire 10 years from the date of grant. No options have been granted under the Formula Plan subsequent to January 1999.

     In July 1996, our shareholders approved the Senior Executives 1996 Stock Option Plan (the “Senior Executives Plan”). Under the Senior Executives Plan, we were authorized to issue up to 140,000 nonqualified stock options to Peter J. Ratican and Eugene L. Froelich, former Chief Executive Officer and Chief Financial Officer of the Company, respectively (the “Senior Executives” and individually the “Senior Executive”). On the date the Senior Executives Plan was adopted, each Senior Executive received a grant of stock options to purchase 14,000 shares of Common Stock. Commencing January 1, 1997, and each January 1st thereafter through and including January 1, 2000, each Senior Executive then employed by us was to receive a grant of stock options to purchase 14,000 shares of Common Stock. Mr. Froelich’s continuing participation in the Senior Executives Plan ceased when his employment with us was terminated in December 1997. Mr. Ratican’s continuing participation in the Senior Executives Plan ceased when his employment with us terminated effective June 30, 1999. Options granted under the Senior Executives Plan are at an exercise price equal to the fair market value of the stock at the date of grant, vest immediately and expire 10 years from the date of grant. No options have been granted under the Senior Executives Plan subsequent to January 1999.

     A summary of our stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding beginning of year	209	$16.91	385	$15.76	510	$18.73
Granted(a)	0		0		0
Exercised
Forfeited	(2)	22.28	(176)	15.55	(125)	26.33
Expired				0	0	0
Outstanding end of year	207	16.86	209	16.91	385	15.76
Exercisable end of year	207	16.86	209	16.91	367	15.63

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
				Number
	Number	Weighted-Average		Exercisable
	Outstanding	Remaining		at
	at 12/31/03	Contractual Life	Weighted-Average	12/31/03	Weighted-Average
Range of Exercise Prices	(000)	(# of Months)	Exercise Price	(000)	Exercise Price
$5.00 - $5.94	112	82	$5.00	112	$5.00
$22.50 - $36.44	95	35	30.85	95	30.85

$5.00 - $36.44	207	60	16.86	207	16.86

Note 5 — Notes Receivable from Shareholders

     On February 18, 1997 we entered into recourse loan agreements with Peter J. Ratican and Eugene L. Froelich, who at that date served as our Chief Executive Officer and Chief Financial Officer, respectively (collectively the “Executives” and individually the “Executive”), whereby we loaned to each Executive $2,229,028 in connection with the exercise of certain stock options granted to the Executives on February 25, 1992 (the “1997 Ratican Note” and the “1997 Froelich Note”, respectively). The 1997 Ratican Note and the 1997 Froelich Note are evidenced by a secured Promissory Note which provides for interest compounding monthly at the one year London Interbank Offered Rate plus 50 basis points. All principal and accrued interest were due at the maturity date of April 1, 2001 or upon an event of default.

     In connection with a settlement agreement with Mr. Ratican, as of April 24, 1999, the 1997 Ratican Note and related loan documents were amended extending the term from April 1, 2001 to June 30, 2003 (the “Restated 1997 Ratican Note”). The Restated 1997 Ratican Note provides that on the maturity date, in lieu of payment of the original principal balance and all accrued interest thereon (the “Maturity Balance”), Ratican may fully satisfy his obligations under the Restated 1997 Ratican Note through the payment to us for payment to the applicable state and Federal tax authorities the applicable minimum state and federal withholding amounts and FICA taxes due from Mr. Ratican resulting from the reduction of the Maturity Balance to zero. At December 31, 2003 Mr. Ratican had not satisfied his obligations under Restated 1997 Ratican Note, which accordingly remained open at that date. As a result of the Settlement Agreement and Mutual Release we entered into with Mr. Ratican in February 2004 (see “Note 2 — Charges for Litigation and Management Settlements”) such note became non-recourse to Mr. Ratican in the first quarter of 2004. We have fully reserved for the Restated 1997 Ratican Note.

     On April 1, 2001, the 1997 Froelich Note came due and was not paid. We commenced an action in California state court to collect on the note. On October 18, 2001, the court granted summary adjudication and judgment was entered in our favor. On November 14, 2002, the California Court of Appeals affirmed the judgment. On or about March 14, 2003, Mr. Froelich satisfied the judgment in the net stipulated amount of $3,407,500 by paying $2,583,000 to us and by paying over $767,000 to the Sheriff pursuant to an attachment by Peter J. Ratican, as more fully set forth in “Note 2 — Charges for Litigation and Management Settlements”. Offset against the judgment of $3,407,500 was $57,500 that Mr. Froelich agreed to accept in full settlement of his claim against us in connection with his benefits under our Supplemental Executive Retirement Plan. In connection with the settlement of the 1997 Froelich Note and Mr. Froelich’s Supplemental Executive Retirement Plan benefits, we recognized $521,000 of investment income and a gain of $671,000 (included in charges for litigation and management settlements) in 2002.

     The principal and accrued interest on notes receivable from shareholders at December 31, 2002 have been reflected as a reduction of shareholders’ equity. There were no such amounts recorded at December 31, 2003.

Note 6 — Income Taxes

     The provision (benefit) for income taxes at December 31 consisted of the following:

	2003	2002	2001
	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

	0	0	0
Deferred:
Federal	—	—	—
State	—	—	—

	0	0	0

Provision for income taxes	$0	$0	$0

     The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

	2003	2002
	(Amounts in thousands)
Noncurrent deferred tax assets:
Loss carryforwards	$(99,554)	$(153,134)
Other	(1,033)	(5,008)

Gross deferred tax assets	(100,587)	(158,142)
Deferred tax assets valuation allowance	100,587	158,142

Deferred tax assets	$0	$0

     The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

	2003	2002	2001
	(Amounts in thousands)
Tax provision (benefit) at statutory rate	$934	$(438)	$(5,052)
State income taxes	4	4	4
Utilization of NOL carryforward	(938)	—	—
Limitation on current-year tax benefit due to unrealized NOL carryforwards	—	434	5,048

Income tax provision	$0	$0	$0

     At December 31, 2003, we had net operating loss carryforwards (“NOLs”) for federal tax purposes expiring as follows (amounts are in millions):

Year of Expiration	NOL
2004	$78.1
2005	7.2
2006	2.1
2007	1.2
2012	25.7
2018	73.8
2019	3.9
2020	20.0
2021	3.3
2022	2.7
2023	71.4

Total NOL carryforwards	$289.4

The NOLs presented above exclude certain additional benefits that may be realized upon the ultimate disposition of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. Certain NOL’s associated with the California HMO, that were to expire in 2022 and prior years, have been eliminated and replaced by an NOL expiring in 2023 as a result of the Company taking a worthless stock deduction upon its surrender of the common stock of the California HMO upon the approval of a liquidating plan of reorganization in 2003.

     On December 5, 1990 (the “Effective Date”) the Company emerged from protection under Chapter 11 pursuant to our joint plan of reorganization, as modified (the “Reorganization Plan”). Upon the Effective Date of the Reorganization Plan, we experienced a “change of ownership” pursuant to applicable provisions of the Internal Revenue Code (the “IRC”). As a result of the ownership change, our pre-change NOL carryforwards of approximately $85.3 million are subject to limitation under provisions of Section 382 of the IRC. From December 5, 1990 through December 31, 2003 we have utilized approximately $32.8 million of the pre-change NOLs for federal income tax return purposes. We are unable to quantify to what extent, if any, we may be able to fully utilize our remaining pre-change NOLs prior to their expiration. Should we experience a second “change of ownership”, the limitation under Section 382 of the IRC on NOLs would be recalculated.

     We use the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of the related tax benefit in the future.

     Accordingly, we have reserved the full amount of the deferred tax asses at December 31, 2003. Deferred taxes will be recorded when realized in income tax returns. Any future benefits from a reduction of the valuation allowance will reduce our income tax expense.

Note 7 — Employee Benefit Plans

     We previously adopted the Maxicare Health Plans, Inc. Savings Incentive Plan (the “Savings Plan”). The Savings Plan is a defined contribution 401(k) profit sharing plan covering employees who have satisfied certain eligibility requirements. The primary eligibility requirement is that an employee must have completed six months of eligible service. The participants and the Company share the cost of the Savings Plan. Eligible employees may defer from 1% to 15% of base compensation on a before-tax basis in accordance with Section 401(k) of the IRC. The Savings Plan calls for us to match up to 3% of total compensation, not to exceed the employee’s contribution. The Savings Plan was terminated effective February 28, 2002. We made no contributions for the years ended December 31, 2002 and 2001.

     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives selected by the Board, four of whom are no longer employed by us. Benefits are based on years of service and average compensation in the last three years of employment. No executives who joined us subsequent to January 1, 1997 are participants in the SERP. Compensation expense recognized in connection with the SERP was $1,230,000 for the year ended December 31, 2001. No expense was recognized for the years ended December 31, 2003 and 2002. The SERP compensation expense recognized in 2001 was the result of a valuation of our liability performed by a third party. In 2003, we settled the SERP liability due to our former chief financial officer as discussed in Note 5 – Notes Receivable from Shareholders. Our remaining liability under the SERP at December 31, 2003 is estimated at $1.9 million, of which $48,000 is payable in 2004.

Quarterly Results of Operations (Unaudited)

     The following is a tabulation of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2003
Revenues	$5	$3,409	$21	$69
Income (loss)	(549)	4,063	(516)	(256)
Net income (loss) per common share:
Basic	$(.06)	$.42	$(.05)	$(.03)
Diluted	$(.06)	$.42	$(.05)	$(.03)
2002
Revenues	$110	$88	$110	$529
Income (loss)	(1,245)	(1,093)	(142)	1,202
Net income (loss) per common share:
Basic	$(.13)	$(.11)	$(.01)	$.12
Diluted	$(.13)	$(.11)	$(.01)	$.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning our directors and executive officers as of March 31, 2004:

NAME	AGE	POSITION
Paul R. Dupee, Jr.	60	Chief Executive Officer and Chairman of the Board of Directors
George H. Bigelow	61	Director
John H. Gutfreund	74	Director
Simon J. Whitmey	57	Director
Alan D. Bloom	58	Senior Vice President, Secretary and General Counsel
Patricia A. Fitzpatrick	52	Treasurer
Joseph W. White	45	Vice President, Chief Financial Officer and Director

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

     The Audit Committee consists of three independent directors: Mr. Bigelow, Mr. Gutfreund and Mr. Whitmey. Mr. Whitmey is chairman of the Audit Committee. The audit committee met with our independent auditors and chief financial officer prior to the filing of our Form 10-K annual report to review the 2003 audited financial statements. We have designated Mr. Bigelow as our Audit Committee financial expert.

     The Compensation Committee, which is composed of Mr. Bigelow, Mr. Whitmey and Mr. Dupee, serves as the stock option committee for our stock option plans and approves any employment agreements with management and changes in compensation for our executive officers. The Compensation Committee did not grant any options or rights during 2003. Mr. Dupee is our Chief Executive Officer.

     Excluding actions by unanimous written consent, during 2003, the Board of Directors held three meetings and the Audit Committee held four meetings. Our Compensation Committee met once in 2003.

     During 2003, all of our directors attended at least 75% of the meetings of the board and any committee of which they are members.

Code of Ethics

     We have adopted a code of ethics. Individuals needing a copy of our code of ethics should write: Maxicare Health Plans, Inc., Code of Ethics, Attn: Patricia Fitzpatrick, 11231 South La Cienega Boulevard, Los Angeles, California, 90045.

Item 11. Executive Compensation

     Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2003, 2002 and 2001, of (i) our chief executive officer and (ii) the other four most highly compensated executive officers for 2003:

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION
		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION
Paul R. Dupee	2003	$—			$32,250
Chief Executive Officer	2002	$—			$33,000
	2001	$607,000			$6,000
Alan D. Bloom	2003	$255,000			$6,000
Senior Vice President,	2002	$265,000			$6,000
Secretary and General Counsel	2001	$245,000			$6,000
Patricia A. Fitzpatrick, Treasurer	2003	$165,000			$—
	2002	$165,000			$—
	2001	$142,000			$—
Joseph W. White	2003	$—			$74,750
Vice President and	2002	$179,000			$26,000
Chief Financial Officer	2001	$136,000			$—

     Annual salary for 2003, 2002 and 2001 for Mr. Bloom and Ms. Fitzpatrick includes amounts paid to them by Maxicare, the Company’s California HMO, and Maxicare Life and Health Insurance Company, Inc. pursuant to formal agreements with each of those entities. Annual salary for Mr. White for 2002 and 2001 includes amounts paid to him by the California HMO and Maxicare Life and Health Insurance Company pursuant to formal agreements with each of those entities. Substantially all compensation for Mr. Bloom and Ms. Fitzpatrick in 2003 and 2002 was paid by the California HMO and Maxicare Life and Health Insurance Company, Inc. The California HMO is likely to continue paying compensation to Ms. Fitzpatrick and Mr. Bloom through June 30, 2004, although likely at reduced rates.

     Mr. Dupee earned no salary or bonus in 2003 or 2002, but was compensated as a director of the Company for the entire year. “All Other Compensation” earned by Mr. Dupee in 2003 and 2002 is comprised of director fees. All other compensation earned by Mr. Dupee in 2001 was a car allowance.

     “All Other Compensation” earned by Mr. Bloom is a car allowance.

     Effective August 9, 2002 Mr. White resigned as a full-time employee of the Company. On that date, he entered into a consulting agreement with the Company that calls for him to be compensated for his services at the rate of $125 per hour, with a minimum weekly payment of $500. Commencing August 1, 2002 Mr. White also became eligible for compensation as a director of the Company. “All Other Compensation” earned by Mr. White in 2003 is comprised of consulting fees of approximately $42,500 and Director fees of $32,250. “All Other Compensation” earned by Mr. White in 2002 is comprised of consulting fees of approximately $12,000 and Director fees of $14,000.

Option Grants

     There were no stock option grants in 2003.

Option Exercises and Fiscal Year-end Values

     Officers listed in the Summary Compensation Table exercised no options in 2003. Shown below is information with respect to unexercised options to purchase common stock held by those officers at December 31, 2003.

	NUMBER OF UNEXERCISED		VALUE OF UNEXERCISED
	OPTIONS HELD AT		IN-THE-MONEY OPTIONS AT
	DECEMBER 31, 2003		DECEMBER 31, 2003(1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Paul R. Dupee, Jr.	131,000	0	$0	$0
Alan D. Bloom	5,020	0	$0	$0
Patricia A. Fitzpatrick	3,020	0	$0	$0
Joseph W. White	20	0	$0	$0

(1)	Based on the closing price on the Over the Counter Bulletin Board on December 31, 2003 of $.30 per share, none of the options were in-the-money.

Supplemental Executive Retirement Plan

     The Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan is an unfunded retirement plan that covers key executives as designated by the Board. As of December 31, 2003, there were four participants in this plan, one of whom (Mr. Bloom) was employed by us as of that date. The normal retirement benefit is payable at age 65; however, the participant may elect to receive an early retirement benefit whereupon such benefit will be reduced by 1/240 for each month by which the distribution precedes the normal retirement date. In addition, the plan provides for a pre-retirement death benefit equal to 200% of the Participant’s average compensation. In January 2002, the Company exercised its option under the plan to suspend payments until February 2003. In February 2003, the Company commenced payments to eligible participants. Of the officers named in the Summary Compensation Table, only Mr. Bloom is a participant in the Supplemental Executive Retirement Plan.

Compensation of Directors

     During 2003, outside directors received compensation for their services as directors. These directors were, George H. Bigelow, John H. Gutfreund and Simon J. Whitmey. During 2003, Mr. Bigelow received $36,000; Mr. Whitmey received $36,000; and Mr. Gutfreund received $36,000. During 2004, the Company’s directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting attended. In addition, directors are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their service as directors of the Company.

     There were no grants of stock options in 2003, 2002 or 2001. Previously, the outside directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that have been granted to our present non-employee directors:

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

Compensation Committee Interlocks and Insider Participation

     Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2003. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table and discussion provides information as to the shares of common stock beneficially owned on March 31, 2004 by:

•	each director;

•	our chief executive officer and our other executive officers as of March 31, 2004 who were officers on March 31, 2004;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and 0

•	all officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding these options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

     Percentage ownership calculations are based on 9,991,926 shares outstanding as of March 31, 2004. No person is known to us to beneficially own more than 5% of our Common Stock.

NAME	SHARES	PERCENT
Paul R. Dupee, Jr.	281,020	2.8%
Alan D. Bloom	5,020	*
John H. Gutfreund	54,000	*
George H. Bigelow	11,150	*
Simon J. Whitmey	7,000	*
Patricia A. Fitzpatrick	3,036	*
Joseph W. White	20	*
All Directors and Executive Officers as a group (7 individuals)	361,246	3.6%

*	less than one percent

     The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on March 31, 2004 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table and for all officers and directors as group.

Paul Dupee	131,000
Alan Bloom	5,020
George Bigelow	4,000
John Gutfreund	4,000
Simon Whitmey	4,000
Patricia A. Fitzpatrick	3,020
Joseph W. White	20
All officers and directors as a group (7 individuals holding stock options)	151,060

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Services and Fees

     Ernst & Young, LLP served as our independent accountants during 2003 and 2002. Fees earned by Ernst & Young LLP for years ended December 31, 2003 and 2002 were as follows:

	December 31
	2003	2002
Audit Fees including our annual audit and review of our quarterly reports on Form 10-Q	$67,200	$107,500
Audit Related Fees including employee benefit plan audit and accounting consultations	$18,000	$15,000
Tax Fees	—	—
All Other Fees	—	—

     The Audit Committee has considered the nature of the services underlying these fees and does not consider them to be incompatible with the independent accountants’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Maxicare Health Plans, Inc. are included in this report in response to Item 8.

Report of Independent Accountants — Ernst & Young LLP

Consolidated Balance Sheets — At December 31, 2003 and 2002

Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant — Condensed Balance Sheets at December 31, 2003 and 2002, Condensed Statements of Operations and Condensed Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001, Notes to Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

All other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	1. Reports on Form 8-K

On December 9, 2003 we filed a Report on Form 8-K announcing the settlement of certain arbitration.

(c)	1. Exhibits

2.1	Bankruptcy Court Stipulation. Incorporated by reference from the Company’s Report on Form 8-K dated June 8, 2001 in which this exhibit bore the same exhibit number.

3.1	Charter of Maxicare Health Plans, Inc., a Delaware corporation as amended through December 31, 2000. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991, in which this exhibit bore the same exhibit number.

3.2	Bylaws of Maxicare Health Plans, Inc. in effect at December 31, 2000. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bore the same exhibit number.

4.2c	Second Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company’s Registration Statement on Form S-2 (No. 333-4150) as previously filed with the Securities and Exchange Commission on July 14, 2000 in which this Exhibit bore the same exhibit number.

4.13	Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. Incorporated by reference from the Company’s Report on Form 8-K dated February 24, 1998 in which this exhibit bore the same exhibit number.

4.13a	First Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of October 9, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 in which this exhibit bore the same exhibit number.

14	Code of Ethics of Maxicare Health Plans, Inc.

21	List of Subsidiaries. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, in which this exhibit bore the same exhibit number.

23.1	Consent of Independent Accountants — Ernst & Young LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.
Chief Executive Officer

Date: April 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 12, 2004
/s/ JOSEPH W. WHITE Joseph W. White	Chief Financial Officer and Director Principal Finance and Accounting Officer	April 12, 2004
/s/ GEORGE H. BIGELOW George H. Bigelow	Director	April 12, 2004
/s/ JOHN H. GUTFREUND John H. Gutfreund	Director	April 12, 2004
/s/ SIMON J. WHITMEY Simon J. Whitmey	Director	April 12, 2004

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(Amounts In thousands)
Current Assets
Cash and cash equivalents	$2,867	$183
Other current assets	25	7

Total Current Assets	2,892	190
Investment in Subsidiaries	2,507	1,487

Total Assets	$5,399	$1,677

Current Liabilities
Amounts due to subsidiaries	$48	$55
Other current liabilities	6,870	9,138

Total Current Liabilities	6,918	9,193
Other Long-Term Liabilities	1,938	2,091

Total Liabilities	8,856	11,284

Commitments and Contingencies
Total Shareholders’ Equity	(3,457)	(9,607)

Total Liabilities and Shareholders’ Equity	$5,399	$1,677

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Revenues
Equity in earnings (losses) of subsidiaries	$1,099	$505	$(13,446)
Investment income	16	523	81
Other income	3,471	100	410

Total revenues	4,586	1,128	(12,955)

Expenses
Salary, general and administrative expenses	1,769	1,041	1,268
Impairment of capital assets	—	1,036	—
Charges for litigation and management settlements	75	209	—
Depreciation and amortization	—	120	704

Total Expenses	1,844	2,406	1,972

Income (loss) from operations	2,742	(1,278)	(14,927)
Income tax provision	—	—	—

Net income (loss)	$2,742	$(1,278)	$(14,927)

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$2,742	$(1,278)	$(14,927)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	—	120	704
Impairment of capital assets	—	1,036	—
Charges for litigation and management settlements	75	209	—
Equity in (earnings) losses of subsidiaries	(1,099)	(505)	13,446
Changes in other assets and liabilities	(2,521)	(186)	(3,548)

Net cash used for operating activities	(803)	(604)	(4,325)

Cash Flows from Investing Activities:
Loans to shareholders	3,408	(521)	—
Capital contributions to subsidiaries, net	(233)	—	(500)
Dividends received from subsidiaries	312	1,230	—

Net cash provided by (used for) investing activities	3,487	709	(500)

Net increase (decrease) in cash and cash equivalents	2,684	105	(4,825)
Cash and cash equivalents at beginning of year	183	78	4,903

Cash and cash equivalents at end of year	$2,867	$183	$78

See notes to condensed financial information of registrant.

MAXICARE HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1 — General

     The condensed financial information of the registrant (“MHP”) should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements, which are included elsewhere herein.

Note 2 — Commitments and Contingencies

Litigation and Contract Terminations

     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Commissioner’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. Pre-trial discovery has not been completed. We believe that the claims against us are without merit and intend to vigorously defend the suit. The amounts sought by the Commissioner are significantly in excess of liabilities recorded on our Consolidated Balance Sheets. The ultimate resolution of this matter, if unfavorable, could materially affect our consolidated financial position, results of operations and cash flows.

     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for the Company to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO being placed in rehabilitation and the California HMO’s bankruptcy, Medimpact allegedly has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from us for such costs in an amount not presently known. We, in turn, believe that we have claims against Medimpact for rebates due to us.

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company, Inc. from the Company to Maxicare Indiana, Inc., on the condition that control of MLH remain with the Company. We believe that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by us to Maxicare Indiana, Inc. is null and void. We intend to present our position to the Missouri Department of Insurance at the appropriate time.

     The landlord under the terms of a lease expiring in May 2004 for 79,000 square feet of industrial space in Los Angeles claims that we are obligated to surrender that space in its original condition. We have previously made extensive modifications to the leased premises. The landlord claims that the restoration of the space may cost $1.5 million. We believe that the landlord’s claim is without merit.

     Six former employees of the Indiana HMO have made demand on us for the payment of approximately $400,000 in severance payments. We believe these claims are without merit.

     Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, such creditors may file claims against us in the future.

Leases

     We have operating leases, some of which provide for initial free rent and all of which provide for subsequent rent increases. Rental expense is recognized on a straight-line basis and totaled $200,000, $100,000 and $800,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     In the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain equipment held under capital lease agreements (principally high volume copying equipment). We have returned that equipment to the lessor and have removed the leased assets from our balance sheet via a $1.0 million impairment charge in March 2002, The estimated liability associated with these leased assets remains on our consolidated balance sheets. Amortization expense for capital leases is included in depreciation expense. Future minimum lease commitments for noncancelable leases at December 31, 2003 were as follows:

	Operating	Capitalized
	Leases	Leases
	(Amounts in thousands)
2004	$205	$193
2005	29	96
2006	2	—
2007	—	—
2008	—	—

Total minimum obligations	$236	289

Amount representing interest		(23)
Less current obligations		(172)

Long-term obligations		$94

     The California HMO continues to contribute to the payment of the operating lease obligations of MHP. Although there can be no assurance that such payments will continue, management believes it likely that the California HMO will contribute approximately $49,000 to the payment of operating lease obligations in 2004. Such payments by the California HMO are unlikely to continue after May 31, 2004.

Note 3 — Disposition of Subsidiaries

     On May 25, 2001, the California HMO filed for Chapter 11 bankruptcy protection. On March 14, 2003 the Bankruptcy Court issued an order confirming the liquidating Plan of the California HMO. Effective March 24, 2003 the effective control of this entity passed to a Board of Directors with 80% of its membership selected by and representing the creditors. We will not receive any distribution of assets from the California HMO.

     The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The Indiana HMO was formally placed into liquidation on July 3, 2001. We are unlikely to receive any distribution of assets from the Indiana HMO.

     Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On March 9, 2001 we contributed the capital stock of Maxicare Life and Health Insurance Company, Inc. to the Indian HMO. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company, Inc. agreed to its liquidation. We may or may not receive any distribution of assets from Maxicare Life and Health Insurance Company, Inc.

     As a result of these events, equity in earnings (loss) of subsidiaries include the operating results of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. only through May 3, 2001 and the California HMO on only through May 24, 2001

Note 4 — Charges for Litigation and Management Settlements

     In March 2003, the TriZetto Group, Inc. (“TriZetto”) sued us in California State court, alleging that we breached an information services contract and claiming over $12,000,000 in damages, including over $1,000,000 in amounts due under the contract and $11,000,000 in termination fees. On or about June 30, 2003, this action was settled. Pursuant to the settlement agreement, we paid $1,250,000 to TriZetto, issued 250,000 shares of our common stock to TriZetto and returned to TriZetto certain warrants that TriZetto had issued to us. The action may be revived in certain circumstances in the event that a judgment is obtained against TriZetto by a third-party based on TriZetto’s receipt of the $1,250,000 settlement payment. We recorded a litigation and contract settlement charge of $250,000 in the second quarter of 2003 to record the amount by which the cash settlement paid TriZetto exceeded amounts previously accrued. We issued common shares to TriZetto on July 1, 2003, but no cost was recorded in the Consolidated Statements of Operations for the shares issued to TriZetto since the fair value of the shares was immaterial.

     Effective February 2, 2000, we entered into a Services Agreement for Back Office Administration with Nichols TXEN Corporation calling for Nichols TXEN to provided certain claims adjudication services to certain of our subsidiaries in exchange for a predetermined per member per month fee. Subsequently, CSC Healthcare Inc. (“CSC”), the successor in interest to Nichols TXEN, commenced an arbitration (the “Arbitration”) in Atlanta against us before the American Arbitration Association, claiming our breach of the parties’ Service Agreement for Back Office Administration and contract damages of approximately $1,300,000. On December 1, 2003, the Arbitration and a related case brought by CSC against us in Alabama State court were settled and all claims and counterclaims dismissed. Pursuant to such settlement, we paid CSC $300,000 and recognized a gain, reflected as negative litigation and management settlement charges, of $580,000 in the fourth quarter of 2003, for the difference between the liability previously accrued in connection with this matter and the ultimate settlement of $300,000.

     On or about February 10, 2003, Peter J. Ratican, a shareholder and former executive officer and director of MHP, commenced an action against us in the Superior Court of the State of California, alleging that we had breached his consulting agreement with us and claiming damages. On March 11, 2003, Mr. Ratican obtained an attachment in the amount of $767,000 against us in connection with his claim. In February 2004, we entered into a Settlement Agreement and Mutual Release with Mr. Ratican under the terms of which we paid Mr. Ratican $550,000 in addition to the amount already attached. As a result of the Settlement Agreement and Mutual Release we recorded a litigation and management settlement charge of $405,000 in the fourth quarter of 2003 for the amount paid Mr. Ratican in excess of amounts previously accrued.

     In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s claim under our Supplemental Executive Retirement Plan. This gain was recognized in conjunction with the collection of a note issued by the same executive. Please see “Note 5 — Notes Receivable From Shareholders” to our consolidated financial statements. Also in 2002 we recorded $880,000 in litigation and management settlement charges in connection with the previously discussed Services Agreement for Back Office Administration, which we had previously entered into for the benefit of our subsidiaries.

MAXICARE HEALTH PLANS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D			Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts	Deductions			End of
Description	of Period	Expenses	Describe	Describe			Period
	(Amounts in thousands)
For the Year Ended December 31, 2003
Allowance for doubtful accounts and retroactive billing adjustments	$0			$			$0

	$0			$			$0

For the Year Ended December 31, 2002
Allowance for doubtful accounts and retroactive billing adjustments	$0			$			$0

	$0			$			$0

For the Year Ended December 31, 2001
Allowance for doubtful accounts and retroactive billing adjustments	$5,922				$(5,922	)(1)	$0

	$5,922				$(5,922)		$0

(1)	Decrease in allowance, net of retroactive billing adjustment write-offs, is due to the deconsolidation of the Indiana HMO, Maxicare Life and Health Insurance Company, Inc. and the California HMO as a result of their placement into rehabilitation (the Indiana HMO and Maxicare Life and Health Insurance Company) or bankruptcy (the California HMO).