Form 10-Q
period 2004-03-31
MAXICARE HEALTH PLANS INC
filed 2004-05-18
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-9615709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14241 East Firestone Boulevard, La Mirada,	90638
California
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).☐ Yes ☒ No

     Common Stock, $.01 par value — 9,991,926 shares outstanding as of May 18, 2004.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,286	$5,361
Other current assets	22	25

Total Assets	$4,308	$5,386

Current Liabilities
Accrued salary expense	$90	$91
Other current liabilities	6,118	6,814

Total Current Liabilities	6,208	6,905
Long-Term Liabilities	1,878	1,938

Total Liabilities	8,086	8,843

Shareholders’ Equity
Common stock, $.01 par value — 80,000 shares authorized, 9,992 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Accumulated deficit	(287,342)	(287,021)

Total Shareholders’ Equity	(3,778)	(3,457)

Total Liabilities and Shareholders’ Equity	$4,308	$5,386

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months
	ended
	March 31,
	2004	2003
Revenues
Investment income	$8	$5

Total Revenues	8	5

Expenses
Salary, general and administrative expenses	329	554

Total Expenses	329	554

Loss before income taxes	(321)	(549)

Income tax provision	—	—

Net loss	$(321)	$(549)

Net loss per common share:
Basic loss per common share:
Basic loss per common share	$(.03)	$(.06)

Weighted average number of common shares outstanding	9,992	9,742

Diluted loss per common share:
Diluted loss per common share	$(.03)	$(.06)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,742

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2003	9,992	$98	$283,466	$(287,021)	$(3,457)
Net loss (unaudited)				(321)	(321)

Balances at March 31, 2004 (unaudited)	9,992	$98	$283,466	$(287,342)	$(3,778)

MAXICARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months
	ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(321)	$(549)
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in assets and liabilities:
Changes in other miscellaneous assets and liabilities	(754)	(1,294)

Net cash used for operating activities	(1,075)	(1,843)

Cash Flows from Investing Activities:
Collection of note receivable from shareholder	—	3,408

Net cash provided by investing activities	—	3,408

Net (decrease) increase in cash and cash equivalents	(1,075)	1,565
Cash and cash equivalents at beginning of period	5,361	2,636

Cash and cash equivalents at end of period	$4,286	$4,201

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP” or “the Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At March 31, 2004 we had negative net worth of $3.8 million and a working capital deficiency of $1.9 million. See “Liquidity and Going Concern Issues” below.

     All significant subsidiaries formally operated by MHP (the California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc.) were placed into bankruptcy, rehabilitation and administrative supervision, respectively, in May of 2001 and are currently in liquidation. Accordingly, these former subsidiaries were no longer included in our consolidated financial statements after May 2001. We will receive no distribution of assets from the California HMO, are very unlikely to receive any distribution of assets from the Indiana HMO, and cannot determine whether or not we will receive a distribution of assets from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc., if assets ultimately are available for distribution, will require regulatory approval.

     We own Health Care Assurance Company, Ltd., a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002, all policies underwritten by Health Care Assurance Company, Ltd., have terminated or expired. We also served as administrator of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

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

Basis of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. are not consolidated. All significant intercompany balances and transactions have been eliminated.

Accounting Policies

     For further information on MHP and subsidiaries (collectively “we” or the “Company”) and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

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

     We have adopted the disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

     No compensation expense was recorded under the intrinsic value method for the three months ended March 31, 2004 and 2003. Additionally, no material expense would have been recognized under the fair value method for the three months ended March 31, 2004 and 2003.

Note 3 — Liquidity and Going Concern Issues

     At March 31, 2004 we had a consolidated working capital deficiency of approximately $1.9 million, and a deficiency in shareholders’ equity of approximately $3.8 million. Furthermore, of our total cash and cash equivalents of $4.3 million at March 31, 2004, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd requires the approval of regulatory authorities.

     As noted above, we had no continuing business activities after March 15, 2002. We have no access to cash that is held at Health Care Assurance Company, Ltd. except to the extent regulatory authorities approve the transfer of cash to MHP. As set forth below in Note 4 “Commitments and Contingencies”, substantial claims have been or may be asserted against us. Such claims, when resolved, may be far in excess of liabilities reported in the Consolidated Balance Sheets.

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

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company, Inc. from us to Maxicare Indiana, Inc., on the condition that control of Maxicare Life and Health Insurance Company, Inc. remain with us. We believe that this condition has not been complied with and that, accordingly, the transfer of the Maxicare Life and Health Insurance Company, Inc. shares by us to Maxicare Indiana, Inc. is null and void. We intend to present our position to the Missouri Department of Insurance at the appropriate time.

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

Liquidity and Working Capital Deficiency

     As noted above, we have terminated all operations. At March 31, 2004, we had a consolidated working capital deficiency of approximately $1.9 million and a deficiency in shareholders’ equity of approximately $3.8 million. Furthermore, of our total cash and cash equivalents of $4.3 million at March 31, 2004, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

     In February 2004, we entered into a Settlement Agreement and Mutual Release with a former executive under the terms of which we paid that executive $550,000 in addition to amounts already attached by the executive under a lien, for a total payment of $1,317,000.

     We have certain contractual undertakings for which we may be liable and there are various alleged claims that may be asserted against us, including, among others, undertakings to and/or purported claims against us by vendors and former employees of our subsidiaries who have provided goods or services to those subsidiaries.

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

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc. are currently in liquidation. We will receive no distribution of assets from the California HMO, are unlikely to receive any distribution from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc. if assets ultimately are available for distribution will require regulatory approval.

Results of Operations

The Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

     We reported a loss of approximately $.3 million for the quarter ended March 31, 2004 compared to a loss of approximately $.5 million for the quarter ended March 31, 2003. We had no revenue other than insignificant amounts of interest income in the quarters ended March 31, 2004 and March 31, 2003. All expenses in the quarters ended March 31, 2004 and March 31, 2003 were salary, general and administrative expenses.

Contractual Obligations

     In our annual report on Form 10-K for the year ended December 31, 2003, we reported on our contractual obligations as of that date. Through March 31, 2004 there were no material changes to that information.

Forward Looking Statements

     The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2003 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2004, we had approximately $4.3 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2004, we did not have any outstanding bank borrowings or debt obligations.

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

MAXICARE HEALTH PLANS, INC (Registrant)

May 18, 2004	/s/ PAUL R. DUPEE, JR
Date
Paul R. Dupee, Jr.,
Chief Executive Officer

May 18, 2004	/s/ JOSEPH W. WHITE
Date
Joseph W. White
Chief Financial Officer