Form 10-Q
period 2004-06-30
MAXICARE HEALTH PLANS INC
filed 2004-08-16
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-9615709 (I.R.S. Employer Identification No.)

14241 East Firestone Boulevard, La Mirada, California (Address of principal executive offices)	90638 (Zip Code)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
☐ Yes ☑ No

     Common Stock, $.01 par value — 9,991,926 shares outstanding as of August 16, 2004.

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION

     Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,968	$5,361
Other current assets	22	25

Total Assets	$3,990	$5,386

Current Liabilities
Accrued salary expense	$85	$91
Other current liabilities	6,125	6,814

Total Current Liabilities	6,210	6,905
Long-Term Liabilities	1,814	1,938

Total Liabilities	8,024	8,843

Shareholders’ Equity (Deficit)
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Accumulated deficit	(287,598)	(287,021)

Total Shareholders’ Equity (Deficit)	(4,034)	(3,457)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,990	$5,386

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Investment income	$7	$9	$15	$14
Other income	—	3,400	—	3,400

Total Revenues	7	3,409	15	3,414

Expenses
Health care expenses	—	(1,146)	—	(1,146)
Salary, general and administrative expenses	263	242	592	796
Litigation and contract settlement charges	—	250	—	250

Total Expenses	263	(654)	592	(100)

Income (loss) before income taxes	(256)	4,063	(577)	3,514

Income tax provision	—	—	—	—

Net income (loss)	$(256)	$4,063	$(577)	$3,514

Net income (loss) per common share:
Basic income (loss) per common share:
Basic income (loss) per common share	$(.03)	$.42	$(.06)	$.36

Weighted average number of common shares outstanding	9,992	9,742	9,992	9,742

Diluted income (loss) per common share:
Diluted income (loss) per common share	$(.03)	$.42	$(.06)	$.36

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,742	9,992	9,742

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2003	9,992	$98	$283,466	$(287,021)	$(3,457)
Net loss (unaudited)	—	—	—	(577)	(577)

Balances at June 30, 2004 (unaudited)	9,992	$98	$283,466	$(287,598)	$(4,034)

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	For the six months
	ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(577)	$3,514
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in assets and liabilities:
Increase in receivables	—	(3,810)
Decrease in estimated claims and other health care costs payable	—	(736)
Changes in other miscellaneous assets and liabilities	(816)	(2,548)

Net cash used for operating activities	(1,393)	(3,580)

Cash Flows from Investing Activities:
Collection of note receivable from shareholder	—	3,408

Net cash provided by investing activities	—	3,408

Net decrease in cash and cash equivalents	(1,393)	(172)
Cash and cash equivalents at beginning of period	5,361	2,636

Cash and cash equivalents at end of period	$3,968	$2,464

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP” or “the Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At June 30, 2004 we had negative net worth of $4.0 million and a working capital deficiency of $2.2 million. See Note 2 below.

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

     We own Health Care Assurance Company, Ltd. (“HCAC”), a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002, all policies underwritten by Health Care Assurance Company, Ltd., have terminated or expired.

Note 2 — Liquidity and Going Concern Issues

     At June 30, 2004 MHP and subsidiaries (collectively “we” or “the Company”) had a consolidated working capital deficiency of approximately $2.2 million, and a deficiency in shareholders’ equity of approximately $4.0 million. Furthermore, of our total cash and cash equivalents of $4.0 million at June 30, 2004, $2.5 million was held at HCAC. The transfer of cash to MHP from HCAC requires the approval of regulatory authorities.

     As noted above, we had no continuing business activities after March 15, 2002. We have no access to cash that is held at HCAC except to the extent regulatory authorities approve the transfer of cash to MHP. As set forth below in Note 4, substantial claims have been or may be asserted against us. Such claims, when resolved, may be far in excess of liabilities reported in the Consolidated Balance Sheets.

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

Note 3 — Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated.

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

     We have adopted the disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

     No compensation expense was recorded under the intrinsic value method for the three and six months ended June 30, 2004 and 2003. Additionally, no material expense would have been recognized under the fair value method for the three and six months ended June 30, 2004 and 2003.

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

     The landlord under the terms of a lease that expired in May 2004 for 79,000 square feet of industrial space in Los Angeles claims that we are obligated to surrender that space in its original condition. We previously made extensive modifications to the leased premises. The landlord claims that the restoration of the space may cost $1.5 million. We believe that the landlord’s claim is without merit.

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

     Note 5 — Other Income

     In the second quarter of 2003 MHP recognized $3.4 million of other income pursuant to the settlement of an action brought by the Company that sought recovery in connection with the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management. The funds were received in August 2003.

     Note 6 — Health Care Expenses

     From February 1, 1997 through May 4, 2001, HCAC provided certain reinsurance coverage to Transamerica, a nonaffiliated company, in connection with excess of loss health care claims and continuation of care / insolvency coverage for Medicaid HMO claims arising under coverage provided by Transamerica to Maxicare Indiana, Inc. This coverage terminated on May 4, 2001, when the Indiana Department of Insurance placed Maxicare Indiana, Inc. into rehabilitation. As a result of the termination of the claim notice period in regards to its contract with Maxicare Indiana, Inc., Transamerica informed HCAC in July, 2003 that it would be returning to HCAC approximately $410,000 held for the payment of claims under that agreement. Transamerica forwarded the payment to HCAC in August 2003.

     As a result of these events, the Company reduced its claims reserves under this coverage to zero, and recorded a receivable from Transamerica in the amount of $410,000 at June 30, 2003. The Consolidated Statements of Operations for the three and six months ended June 30, 2003 accordingly reflect negative health care expenses of $1,146,000.

     Note 7 — Litigation and Contract Settlement Charges

     The Consolidated Statements of Operations for the three and six months ended June 30, 2003 reflect a litigation and contract settlement charge of $250,000 in connection with the settlement of certain litigation with the Trizetto Group, Inc. (“Trizetto”). The charge represents the amount by which the cash settlement paid to Trizetto during the second quarter of 2003 exceeded amounts previously accrued. Pursuant to the settlement agreement, the Company paid $1.25 million to TriZetto, issued 250,000 shares of the Company’s common stock to TriZetto and returned to TriZetto certain warrants that TriZetto had issued to it. No cost was recorded in the Consolidated Statements of Operations for the shares issued to Trizetto since the fair value of the shares was immaterial.

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

Liquidity and Working Capital Deficiency

     As noted above, we have terminated all operations. At June 30, 2004, we had a consolidated working capital deficiency of approximately $2.2 million and a deficiency in shareholders’ equity of approximately $4.0 million. Furthermore, of our total cash and cash equivalents of $4.0 million at June 30, 2004, $2.5 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

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

     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our Consolidated Balance Sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 4 — Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements.

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc. are currently in liquidation. We will receive no distribution of assets from the California HMO, are very unlikely to receive any distribution from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc. if assets ultimately are available for distribution, will require regulatory approval.

Results of Operations

The Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

     We reported a loss of approximately $.3 million for the quarter ended June 30, 2004 compared to net income of approximately $4.1 million for the quarter ended June 30, 2003. We had no revenue other than insignificant amounts of interest income in the quarter ended June 30, 2004. All expenses in the quarter ended June 30, 2004 were salary, general and administrative expenses. During the second quarter ended June 30, 2003 we recognized other income of approximately $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management. Also during the second quarter of 2003 we recognized approximately $1.1 million of income, reflected as negative health care expense, in connection with the expiration of certain notice periods in connection with certain insurance provided by our Health Care Assurance Company, Ltd. subsidiary. In the second quarter of 2003 we also recorded expense of $250,000 in regards to the settlement of litigation with the Trizetto Group, Inc.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     We reported a loss of approximately $.6 million for the six months ended June 30, 2004 compared to net income of approximately $3.5 million for the six months ended June 30, 2003. We had no revenue other than insignificant amounts of interest income in the six months ended June 30, 2004. All expenses in the six months ended June 30, 2004 were salary, general and administrative expenses. Net income for the six months ended June 30, 2003 reflects the events discussed above for the quarter ended June 30, 2003; specifically the settlement with the Federal government; the expiration of notice periods in connection with certain insurance coverage provided by our Health Care Assurance Company, Ltd. subsidiary; and the recording of certain litigation settlement expenses.

Contractual Obligations

     In our annual report on Form 10-K for the year ended December 31, 2003, we reported on our contractual obligations as of that date. Through June 30, 2004 there were no material changes to that information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2004, we had approximately $4.0 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2004, we did not have any outstanding bank borrowings or debt obligations.

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

MAXICARE HEALTH PLANS, INC (Registrant)
Date August 16, 2004	/s/ PAUL R. DUPEE, JR Paul R. Dupee, Jr., Chief Executive Officer

Date August 16, 2004	/s/ JOSEPH W. WHITE Joseph W. White Chief Financial Officer