Form 10-Q
period 2004-09-30
MAXICARE HEALTH PLANS INC
filed 2004-11-15
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3615709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14241 East Firestone Boulevard, La Mirada, California	90638
(Address of principal executive offices)	(Zip Code)

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

     Common Stock, $.01 par value — 9,991,926 shares outstanding as of November 12, 2004.

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,572	$5,361
Other current assets	22	25

Total Assets	$3,594	$5,386

Current Liabilities
Accrued salary expense	$85	$91
Other current liabilities	6,280	6,814

Total Current Liabilities	6,365	6,905
Long-Term Liabilities	1,800	1,938

Total Liabilities	8,165	8,843

Shareholders’ Equity (Deficit)
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Accumulated deficit	(288,135)	(287,021)

Total Shareholders’ Equity (Deficit)	(4,571)	(3,457)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,594	$5,386

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data) (Unaudited)

	For the three months		For the nine months
	ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Investment income	$9	$8	$24	$22
Other income	9	13	9	3,413

Total Revenues	18	21	33	3,435

Expenses
Health care expenses	—	—	—	(1,146)
Salary, general and administrative expenses	555	537	1,147	1,333
Litigation and contract settlement charges	—	—	—	250

Total Expenses	555	537	1,147	437

Income (loss) before income taxes	(537)	(516)	(1,114)	2,998

Income tax provision	—	—	—	—

Net income (loss)	$(537)	$(516)	$(1,114)	$2,998

Net income (loss) per common share:
Basic income (loss) per common share:
Basic income (loss) per common share	$(.05)	$(.05)	$(.11)	$.31

Weighted average number of common shares outstanding	9,992	9,992	9,992	9,825

Diluted income (loss) per common share:
Diluted income (loss) per common share	$(.05)	$(.05)	$(.11)	$.31

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,992	9,992	9,825

MAXICARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2003	9,992	$98	$283,466	$(287,021)	$(3,457)
Net loss (unaudited)	—	—	—	(1,114)	(1,114)

Balances at September 30, 2004 (unaudited)	9,992	$98	$283,466	$(288,135)	$(4,571)

MAXICARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(1,114)	$2,998
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Changes in assets and liabilities:
Decrease in estimated claims and other health care costs payable	—	(736)
Changes in other miscellaneous assets and liabilities	(675)	(2,345)

Net cash used for operating activities	(1,789)	(83)

Cash Flows from Investing Activities:
Collection of note receivable from shareholder	—	3,408

Net cash provided by investing activities	—	3,408

Net (decrease) increase in cash and cash equivalents	(1,789)	3,325
Cash and cash equivalents at beginning of period	5,361	2,636

Cash and cash equivalents at end of period	$3,572	$5,961

     MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP” or “the Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At September 30, 2004 we had negative net worth of $4.6 million and a working capital deficiency of $2.8 million. See Note 2 below.

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

Note 2 — Liquidity and Going Concern Issues

     At September 30, 2004 MHP and subsidiaries (collectively “we” or “the Company”) had a consolidated working capital deficiency of approximately $2.8 million, and a deficiency in shareholders’ equity of approximately $4.6 million. Furthermore, of our total cash and cash equivalents of $3.6 million at September 30, 2004, $1.2 million was held at HCAC. The transfer of cash to MHP from HCAC requires the approval of regulatory authorities.

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

Accounting Policies

     For further information on the Company and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

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

     No compensation expense was recorded under the intrinsic value method for the three and nine months ended September 30, 2004 and 2003. Additionally, no material expense would have been recognized under the fair value method for the three and nine months ended September 30, 2004 and 2003.

     On October 13, 2004, the Financial Accounting Standards Board concluded that SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS No. 123R will eliminate our ability to account for share-based compensation using the intrinsic value method permitted under Opinion No. 25. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the period in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. Any adjustments to recognize share-based liabilities at fair value from the beginning of the year through the date of adoption will be recognized as a cumulative effect of a change in accounting principle. We intend to apply the new rules beginning July 1, 2005.

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

     We previously leased certain industrial space in Los Angeles under an agreement that expired in May 2004. The landlord claimed that we were obligated to surrender that space in its original condition and to pay for certain repairs. In September 2004 we settled this claim for payment of approximately $27,000 and exchanged general releases with the landlord. The landlord retained its right under the lease to seek environmental remediation, but acknowledged in writing that it had no present knowledge of such claim. We will no longer be reporting on this matter. .

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

     Note 5 — Other Income

     In the nine months ended September 30, 2003 MHP recognized $3.4 million of other income pursuant to the settlement of an action brought by the Company that sought recovery in connection with the underpayment of amounts due for health care coverage provided to employees of the United States Office of Personnel Management.

     Note 6 — Health Care Expenses

     In the nine months ended September 30, 2003 the Company recognized negative health care expenses of $1.146 million in connection with termination of the claim notice period for certain reinsurance coverage provided by HCAC.

     Note 7 — Litigation and Contract Settlement Charges

     The Consolidated Statements of Operations for the nine months ended September 30, 2003 reflect a litigation and contract settlement charge of $250,000 in connection with the settlement of certain litigation with the Trizetto Group, Inc. (“Trizetto”). The charge represents the amount by which the cash settlement paid to Trizetto during the second quarter of 2003 exceeded amounts previously accrued. Pursuant to the settlement agreement, the Company paid $1.25 million to TriZetto, issued 250,000 shares of the Company’s common stock to TriZetto and returned to TriZetto certain warrants that TriZetto had issued to it. No cost was recorded in the Consolidated Statements of Operations for the shares issued to Trizetto since the fair value of the shares was immaterial.

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

Liquidity and Working Capital Deficiency

     As noted above, we have terminated all operations. At September 30, 2004, we had a consolidated working capital deficiency of approximately $2.8 million and a deficiency in shareholders’ equity of approximately $4.6 million. Furthermore, of our total cash and cash equivalents of $3.6 million at September 30, 2004, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

     In February 2004, we entered into a Settlement Agreement and Mutual Release with a former executive under the terms of which we paid that executive $550,000 in addition to amounts already attached by the executive under a lien, for a total payment of $1,317,000.

     During the third quarter of 2004 we transferred $1.3 million from HCAC to MHP after receiving appropriate regulatory approval.

     We have certain contractual undertakings for which we may be liable and there are various alleged claims that may be asserted against us, including, among others, undertakings to and/or purported claims against us by vendors and former employees of our subsidiaries who have provided goods or services to those subsidiaries.

     We are involved in certain litigation, and claims have been made against us, in the normal course of business. In some instances the amounts sought exceed those accrued in our Consolidated Balance Sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 4 — Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations

The Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

     We reported a loss of approximately $500,000, or $0.05 per diluted share, in both the quarter ended September 30, 2004 and the quarter ended September 30, 2003. We had no revenue other than insignificant amounts of interest income in either of the quarters ended September 30, 2004 and 2003. All expenses in the quarters ended September 30, 2004 and 2003 were salary, general and administrative expenses.

The Nine months Ended September 30, 2004 Compared to the Nine months Ended September 30, 2003

     We reported a loss of approximately $1.1 million, or $0.11 per diluted share, for the nine months ended September 30, 2004 compared to net income of approximately $3.0 million, or $0.31 per diluted share for the nine months ended September 30, 2003. We had no revenue other than insignificant amounts of interest income in the nine months ended September 30, 2004. All expenses in the nine months ended September 30, 2004 were salary, general and administrative expenses. Net income for the nine months ended September 30, 2003 reflects the following events that occurred in the second quarter of 2003:

•	The recognition of other income of approximately $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management;

•	the recognition of $1.146 million of income, reflected as negative health care expense, in connection with the expiration of certain notice periods in connection with certain insurance provided by our Health Care Assurance Company, Ltd. subsidiary; and

•	the recognition of $250,000 of expense in regards to the settlement of litigation with the Trizetto Group, Inc.

Contractual Obligations

     In our annual report on Form 10-K for the year ended December 31, 2003, we reported on our contractual obligations as of that date. Through September 30, 2004 there were no material changes to that information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2004, we had approximately $3.6 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2004, we did not have any outstanding bank borrowings or debt obligations.

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

MAXICARE HEALTH PLANS, INC
(Registrant)

Date November 12, 2004	/s/ PAUL R. DUPEE, JR
Paul R. Dupee, Jr.,
Chief Executive Officer

Date November 12, 2004	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer