Form 10-K
period 2004-12-31
MAXICARE HEALTH PLANS INC
filed 2005-04-14
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (562) 293-4064

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
☐ Yes ☑ No

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of our most recently completed second fiscal quarter, was approximately $1,760,875 (based upon the closing price for shares of the Registrant’s Common Stock as reported by OTC Bulletin Board on such date).

     As of April 12, 2005, approximately 9,991,926 shares of the Registrant’s Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I

Item 1. Business

General

     Since March 15, 2002 we have not been engaged in any active business and we have no reasonable prospects of obtaining or generating any ongoing business. At December 31, 2004 we had a substantial capital deficiency.

     As noted above, we have no continuing business activities. We are in the process of exploring possible strategies to realize any possible value remaining in the Company. It is likely, however, that it will be necessary for us to liquidate. We cannot give assurance that any liquidation would provide any value to our shareholders.

     We are a Delaware Corporation, organized on January 5, 1981. Our executive offices are located at 14241 East Firestone Boulevard, La Mirada, California 90638 and our telephone number is (562) 293-4064.

Disposition of Subsidiaries

     Through our wholly-owned subsidiaries, we formerly operated health maintenance organizations (“HMOs”) in California (through May 25, 2001) and Indiana (through May 3, 2001). Maxicare Life and Health Insurance Company, Inc., our licensed insurance company, operated preferred provider organizations (“PPOs”) in California (through December 31, 2001) and Indiana (through May 3, 2001) in conjunction with the HMO products of Maxicare (our California HMO) and Maxicare Indiana, Inc. (our Indiana HMO). As of January 1, 2002 our operations were substantially terminated.

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

Risk Factors

Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.

     At December 31, 2004:

•	We had a consolidated working capital deficiency of approximately $2.9 million.

•	We had a deficiency in shareholders’ equity of approximately $4.7 million.

•	Of our total cash and cash equivalents of $3.3 million at December 31, 2004, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with a pharmacy services agreement.

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

Employees

     As of March 31, 2005 we had no full-time employees. Certain employees of the California HMO work for us on a part time basis. We reimburse the California HMO for the cost of their time under an established agreement.

Item 2. Properties

     Our executive offices are located at 14241 East Firestone Boulevard, Suite 400, La Mirada, California 90638, pursuant to a month-to-month lease with a sixty day termination notice requirement. Under the terms of this lease, we pay a monthly rental of approximately $2,000.

Item 3. Legal Proceedings

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

     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claim that we breached a severance agreement with each of them. Plaintiffs’ claim aggregate compensatory damages for breach of contract of at least $250,000, plus additional damages of $250,000 for alleged violations of California and Indiana statutes respecting payment of employee wages, together with unspecified punitive damages and attorneys’ fees. We answered the complaint in February 2005. Pre-trial discovery has been commenced but is not yet completed. We believe that the claims against us are without merit and intend to vigorously defend the suit.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

(a) Market Information

     Our Common Stock trades on the OTC Bulletin Board under the trading symbol MAXI.

     The following table sets forth the high and low sale prices per share of our common stock on the OTC Bulletin Board. The quotations are interdealer prices without retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

Common Stock

	Sale Price
	High	Low
2004
First Quarter	$0.44	$0.18
Second Quarter	$0.25	$0.11
Third Quarter	$0.45	$0.16
Fourth Quarter	$0.23	$0.13
2003
First Quarter	$0.01	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.18	$0.01
Fourth Quarter	$0.47	$0.11

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

(b) Holders

     There were approximately 11,000 holders of record of our Common Stock as of December 31, 2004.

(c) Dividends

     We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

(d) Sales of Unregistered Equity Security

     During 2004 we had no sales of unregistered equity securities.

(e) Securities Authorized for Issuance Under Equity Compensation Plans

     No securities were authorized for issuance during 2004 pursuant to equity compensation plans.

     Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2004)

     The following table sets forth information concerning shares available for issuance pursuant to equity compensation plans.

Number of shares
remaining available for
future issuance under
	Number of shares to be		Weighted average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	202,080	(1)	$16.69	1,123,173	(2)

(1)	Options to purchase shares of our common stock issued under the 1995 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the Outside Directors 1996 Formula Stock Option Plan and Senior Executive 1996 Stock Option Plan. All options were vested as of December 31, 2004.

(2)	Includes shares issuable under the 1995 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the Outside Directors 1996 Formula Stock Option Plan and Senior Executive 1996 Stock Option Plan. Includes 148,333 shares issuable under the 1995 Stock Option Plan that will no longer be issuable upon that Plan’s termination on July 27, 2005.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		(Amounts in thousands except per share data)
Continuing operations(1):
Revenues
Premiums	$—	$—	$—	$1,819	$2,343
Investment income(2)	39	33	569	239	529
Inter-company service agreement income	—	—	—	—	11,599
Other income	9	3,471	268	971	398

Total revenues	48	3,504	837	3,029	14,869

Expenses
Health care expenses (credits)	—	(1,146)	(312)	582	2,615
Salary, general and administrative expenses	1,279	1,833	1,062	4,998	23,147
Depreciation and amortization	—	—	120	704	962
Impairment of leased assets	—	—	1,036	—	—
Charges for litigation and management settlements(3)	—	75	209	—	1,510

Total expenses	1,279	762	2,115	6,284	28,234

Income (loss) from continuing operations before income taxes	(1,231)	2,742	(1,278)	(3,255)	(13,365)
Income tax provision	—	—	—		(18,229)

Income (loss) from continuing operations	(1,231)	2,742	(1,278)	(3,255)	(31,594)

Discontinued operations:
Loss from discontinued operations (4)	—	—	—	(28,095)	(33,352)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets (5)	—	—	—	16,423	—

Loss from discontinued operations	0	0	0	(11,672)	(33,352)

Net income (loss)	$(1,231)	$2,742	$(1,278)	$(14,927)	$(64,946)

Net income (loss) per common share:
Basic:(6)
Basic income (loss) per common share from continuing operations	$(0.12)	$0.28	$(0.13)	$(0.33)	$(6.46)

Basic loss per common share from discontinued operations	$—	$—	$—	$(1.20)	$(6.81)

Weighted average number of common shares outstanding	9,992	9,867	9,742	9,742	4,894

Diluted:(6)
Diluted income (loss) per common share from continuing operations	$(0.12)	$0.28	$(0.13)	$(0.33)	$(6.46)

Diluted loss per common share from discontinued operations	$—	$—	$—	$(1.20)	$(6.81)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,867	9,742	9,742	4,894

	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Assets of continuing operations	$3,367	$5,386	$2,643	$5,136	$13,198
Liabilities of continuing operations(7)	$8,055	$8,843	$12,250	$12,942	$17,099
Net assets of discontinued operations(1)	$—	$—	$—	$—	$11,042
Shareholders’ equity (deficit)	$(4,688)	$(3,457)	$(9,607)	$(7,806)	$7,141

NOTES TO SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(1)	The placement of our Indiana HMO into rehabilitation on May 4, 2001 and the bankruptcy filing of our California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries as discontinued operations in the preparation of these financial statements. Although our remaining operations (parent and Health Care Assurance Company, Ltd.) are insignificant and financially dependent upon our HMOs, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

(2)	In 2002 we recorded investment income of $521,000 in connection with the March, 2003 collection of a note that had been issued by a former executive officer of the Company. (See “Item 8. Financial Statements and Supplementary Data — Note 5 to our Consolidated Financial Statements”.)

(3)	In 2003 we recognized a gain of $580,000 in connection with the settlement of a dispute regarding a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries; we recognized expense of $250,000 in connection with the settlement of a dispute involving an information services contract that we had previously entered into; and we recognized expense of $405,000 in connection with the settlement of an action brought by a former executive. In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan. In 2002 we also accrued litigation-related expense of $880,000 in connection with the previously noted Services Agreement for Back Office Administration. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.) In 2000 we recorded charges of $785,000 for employee severance costs and $725,000 in litigation reserves for costs associated with the defense and settlement of various legal actions.

(4)	The loss from discontinued operations in 2000 includes charges of $4.9 million, for losses associated with certain of our capitated provider arrangements.

(5)	The results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the placement of the Indiana HMO into rehabilitation, the subsequent disposition of Maxicare Life and Health Insurance Company, Inc., and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries.

(6)	All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

(7)	Includes long-term liabilities of $1.8 million, $1.9 million, $2.1 million, $3.8 million and $5.1 million, in 2004, 2003, 2002, 2001 and 2000, respectively.

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

Liquidity/ Working Capital Deficiency

     As noted above, we have terminated all operations. At December 31, 2004, we had a consolidated working capital deficiency of approximately $2.9 million and a deficiency in shareholders’ equity of approximately $4.7 million. Furthermore, of our total cash and cash equivalents of $3.3 million at December 31, 2004, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

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

Disposition of Subsidiaries

     The California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc. are currently in liquidation. We will receive no distribution of assets from the California HMO, are very unlikely to receive any distribution from the Indiana HMO, and may or may not receive a distribution from Maxicare Life and Health Insurance Company, Inc.. Any distribution from Maxicare Life and Health Insurance Company, Inc. if assets ultimately are available for distribution, will require regulatory approval.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     We had no operations in either 2004 or 2003. We reported a net loss of approximately $1.2 million ($0.12 per share basic and diluted) for the year ended December 31, 2004 compared to net income of approximately $2.7 million ($0.28 per share basic and diluted) for the year ended December 31, 2003. We had no revenue other than insignificant amounts of interest and miscellaneous income during 2004. As we have no operations, all expenses during 2004 were salary, general and administrative expenses. Net income in 2003 reflects the following events that occurred in that year:

•	The recognition of other income of approximately $3.4 million in connection with a settlement recovering the underpayment of amounts due to us for health care coverage provided to employees of the United States Office of Personnel Management;

•	The recognition of $1.146 million of income, reflected as negative health care expense, in connection with the expiration of certain notice periods for certain insurance provided by our Health Care Assurance Company, Ltd. subsidiary;

•	The recognition of $250,000 of expense in regards to the settlement of litigation with a provider of information services;

•	The recognition of $405,000 of expense in connection with the settlement of an action brought by a former executive for consulting fees he was due; and

•	The recognition of a gain of $580,000 in connection with the settlement of a dispute involving a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries.

     See “Item 8, Note 2 – Charges for Litigation and Management Settlements” and “Item 8, Note 2 – Health Care Expense Recognition” to our Consolidated Financial Statements” for a further discussion of these matters.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     We had no operations in 2003 and no substantive operations in 2002. We reported net income of approximately $2.7 million ($0.28 per share basic and diluted) for the year ended December 31, 2003 compared to a loss of approximately $1.3 million ($0.13 per share basic and diluted) for the year ended December 31, 2002, Net income for 2003 was result of the factors discussed above. Net income for the year ended December 31, 2002 reflects the following events that occurred in that year :

•	The recognition of $521,000 of investment income recorded in connection with the collection of a note that had been issued by a former executive officer of the Company;

•	The recognition of a gain of $671,000 in connection with the settlement of a former executive’s benefits under our Supplemental Executive Retirement Plan;

•	The accrual of a litigation-related liability of $880,000 in connection with the previously noted Services Agreement for Back Office Administration; and

•	An impairment charge of approximately $1.0 million recorded in connection with certain high volume copying equipment held by us under a capital lease agreement. The termination of our business operations eliminated our need for such equipment and we returned it to the lessor in early 2002. The liability associated with these leased assets remains on our consolidated balance sheets.

Contractual Obligations

     In the table below, we set forth our contractual obligations as of December 31, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

		2006 and
	2005	beyond
Operating lease obligations	$39	$10
Capital lease obligations (1)	1,038	—
Supplemental executive retirement plan obligations (2)	—	1,837

Total contractual obligations	$1,077	$1,847

(1)	We have made no payments to the lessor in connection with the leased assets since the first quarter of 2002. This amount represents our entire potential liability under the lease. This liability remains on our consolidated balance sheets.

(2)	Amount of benefits owed and payment periods are dependent upon a number of factors, among them the life expectancies of the participants. In December 2004, the Compensation Committee of our Board of Directors, as allowed by certain provisions of the Supplemental Executive Retirement Plan, suspended payments under the plan through December 2005. Payments will resume in January 2006.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2004, we had approximately $3.3 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

     As of December 31, 2004, we did not have any outstanding bank borrowings or debt obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Maxicare Health Plans, Inc.

     We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Maxicare Health Plans, Inc. will continue as a going concern. As more fully described in Note 1, the Company no longer has operations, has incurred recurring net losses and deficiencies in working capital and shareholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 1, 2005

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Amounts in thousands
	except par value)
Current Assets
Cash and cash equivalents	$3,345	$5,361
Other current assets	22	25

Total Assets	$3,367	$5,386

Current Liabilities
Accounts payable	$154	$—
Accrued salary expense	86	91
Other current liabilities	5,978	6,814

Total Current Liabilities	6,218	6,905
Long-Term Liabilities	1,837	1,938

Total Liabilities	8,055	8,843

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock, $.01 par value — 80,000 shares authorized, 9,992 shares issued and outstanding	98	98
Additional paid-in capital	283,466	283,466
Accumulated deficit	(288,252)	(287,021)

Total Shareholders’ Deficit	(4,688)	(3,457)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,367	$5,386

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands
	except per share data)
Revenues
Investment income	$39	$33	$569
Other income	9	3,471	268

Total Revenues	48	3,504	837

Expenses
Health care expenses (credits)	—	(1,146)	(312)
Salary, general and administrative expenses	1,279	1,833	1,062
Depreciation and amortization	—	—	120
Impairment of capital assets	—	—	1,036
Charges for litigation and management settlements	—	75	209

Total Expenses	1,279	762	2,115

Income (loss) before income taxes	(1,231)	2,742	(1,278)
Income tax provision	—	—	—

Net income (loss)	$(1,231)	$2,742	$(1,278)

Basic income (loss) per common share:	$(0.12)	$0.28	$(0.13)

Weighted average number of common shares outstanding	9,992	9,867	9,742

Diluted income (loss) per common share	$(0.12)	$0.28	$(0.13)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,867	9,742

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

				Notes		Accumulated
	Number of		Additional	Receivable		Other
	Common	Common	Paid-in	from	Accumulated	Comprehensive
	Shares	Stock	Capital	Shareholders	Deficit	Income	Total
Balances at December 31, 2001	9,742	$98	$283,466	$(2,887)	$(288,485)	$2	$(7,806)
Comprehensive income (loss):
Net loss					(1,278)		(1,278)
Other comprehensive income, net of tax, related to unrealized gains on marketable securities						(2)	(2)

Comprehensive loss							(1,280)
Interest earned on note receivable from shareholder				(521)			(521)

Balances at December 31, 2002	9,742	98	283,466	(3,408)	(289,763)	0	(9,607)
Comprehensive income (loss):
Net income					2,742		2,742

Comprehensive income							2,742
Common shares issued to settle litigation	250
Collection of note from shareholder				3,408			3,408

Balances at December 31, 2003	9,992	98	283,466	0	(287,021)	0	(3,457)
Comprehensive income (loss):
Net loss					(1,231)		(1,231)

Comprehensive loss							(1,231)

Balances at December 31, 2004	9,992	$98	$283,466	$0	$(288,252)	$0	$(4,688)

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(1,231)	$2,742	$(1,278)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	—	—	120
Impairment of capital assets	—	—	1,036
Charges for litigation and management settlements	—	75	209
Changes in assets and liabilities:
Decrease in estimated claims and other health care costs payable	—	(736)	(314)
Decrease in deferred income	—	—	(113)
Changes in other miscellaneous assets and liabilities	(785)	(2,764)	(233)

Net cash used for operating activities	(2,016)	(683)	(573)

Cash Flows from Investing Activities:
Loan to shareholder	—	3,408	(521)
Proceeds from sales and maturities of marketable securities	—	—	304

Net cash provided by (used for) investing activities	—	3,408	(217)

Cash Flows from Financing Activities:	—	—	—

Net increase (decrease) in cash and cash equivalents	(2,016)	2,725	(790)
Cash and cash equivalents at beginning of year	5,361	2,636	3,426

Cash and cash equivalents at end of year	$3,345	$5,361	$2,636

See notes to consolidated financial statements.

MAXICARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP” or “the Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed care. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At December 31, 2004 we had negative net worth of $4.7 million and a working capital deficiency of $2.9 million. See “Liquidity and Going Concern” below.

     All significant subsidiaries formally operated by MHP (the California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc.) were placed into bankruptcy, rehabilitation and administrative supervision, respectively, in May of 2001 and are currently in liquidation. As a result, the operations and accounts of these former subsidiaries have been excluded from the consolidated financial statements since May 2001. We will receive no distribution of assets from the California HMO, are very unlikely to receive any distribution of assets from the Indiana HMO, and cannot determine whether or not we will receive a distribution of assets from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc., if assets ultimately are available for distribution, will require regulatory approval.

     We own Health Care Assurance Company, Ltd. (HCAC), a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002, all policies underwritten by Health Care Assurance Company, Ltd., have terminated or expired. We also served as administrator of the California Access for Infants and Mothers (“AIM”) program through another of our subsidiaries. Administration of the AIM program was transferred to another health care provider effective March 15, 2002.

Liquidity and Going Concern

     At December 31, 2004 we had a consolidated working capital deficiency of approximately $2.9 million, and a deficiency in shareholders’ equity of approximately $4.7 million. Furthermore, of our total cash and cash equivalents of $3.3 million at December 31, 2003, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

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

     Cash and cash equivalents consist of the following at December 31:

	2004	2003
	(Amounts in
	thousands)
Cash	$72	$26
Money market funds	3,273	5,335

	$3,345	$5,361

Other Current Liabilities

     Other current liabilities include estimated liabilities related to litigation and contract termination costs and lease obligations (see “Note 3 — Commitments and Contingencies”).

Health Care Expense Recognition

     From February 1, 1997 through May 4, 2001, HCAC provided certain reinsurance coverage to Transamerica Occidental Life Insurance Company (Transamerica), a nonaffiliated company, in connection with excess of loss health care claims and continuation of care / insolvency coverage for Medicaid HMO claims arising under coverage provided by Transamerica to Maxicare Indiana, Inc. (the Indiana HMO). This coverage terminated on May 4, 2001, when the Indiana Department of Insurance placed Maxicare Indiana, Inc. into rehabilitation. As a result of the termination of the claim notice period in April 2003 in regards to its contract with Maxicare Indiana, Inc., Transamerica informed HCAC in July, 2003 that it would be returning to HCAC approximately $410,000 held for the payment of claims under that agreement. Transamerica forwarded the payment to HCAC in August 2003.

     As a result of these events, we reduced our claims reserves of $736,000 under this coverage to zero, and recorded a receivable from Transamerica in the amount of $410,000 at June 30, 2003. The Consolidated Statements of Operations accordingly reflect a credit in health care expenses of $1,146,000 for the year ended December 31, 2003. The $312,000 credit in healthcare expenses in 2002 represents reductions to estimated claims payable as other policies and claim notice periods expired.

Stock Based Compensation

     At December 31, 2004, we had several stock-based employee compensation plans as described in Note 4. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

     We currently utilize the Black-Scholes standard option pricing model to measure the fair value of the stock options granted to employees. Since all outstanding options have vested in prior years and no options were granted during 2002 to 2004, the net income (loss) as reported equals the net income (loss) if we had applied the fair value disclosure provisions under SFAS 148

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

     While SFAS 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R effective July 1, 2005; however, we do not expect the adoption of SFAS 123R to have a significant effect on our operations as we do not anticipate granting significant share-based payments in the future and do not have unvested share based payments outstanding.

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

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands except per share values)
Basic income (loss) per share of common stock:
Numerator — net income (loss)	$(1,231)	$2,742	$(1,278)

Denominator — Weighted average number of common shares outstanding	9,992	9,867	9,742

Basic income (loss) per common share	$(0.12)	$0.28	$(0.13)

Diluted income (loss) per share of common stock:
Numerator — net income (loss)	$(1,231)	$2,742	$(1,278)

Denominator — Weighted average number of common and common dilutive shares outstanding	9,992	9,867	9,742

Diluted income (loss) per common share	$(0.12)	$0.28	$(0.13)

     Stock options are excluded from the calculation of the weighted average number of dilutive shares outstanding for 2004, 2003 and 2002 because the inclusion of stock options would have an anti-dilutive effect.

Restrictions on Fund Transfers

     Health Care Assurance Company, Ltd., our wholly-owned subsidiary, holds $1.2 million of our cash. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Our funds are managed within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. As of December 31, 2004, we believe that we had no significant concentrations of credit risk.

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

     Other income in 2002 includes revenue from the AIM program, which terminated March 15, 2002. Other income in 2002 also includes $100,000 received in connection with the sale of certain intellectual property rights.

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

     In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s claim under our Supplemental Executive Retirement Plan. This gain was recognized in conjunction with the collection of a note issued by the same executive. Please see “Note 5 — Notes Receivable From Shareholders”. Also in 2002 we recorded $880,000 in litigation and management settlement charges in connection with the previously discussed Services Agreement for Back Office Administration.

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

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company, Inc. (MLH) from the Company to Maxicare Indiana, Inc., on the condition that control of MLH remain with the Company. We believe that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by us to Maxicare Indiana, Inc. is null and void. We intend to present our position to the Missouri Department of Insurance at the appropriate time.

     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claim that we breached a severance agreement with each of them. Plaintiffs’ claim aggregate compensatory damages for breach of contract of at least $250,000, plus additional damages of $250,000 for alleged violations of California and Indiana statutes respecting payment of employee wages, together with unspecified punitive damages and attorneys’ fees. We answered the complaint in February 2005. Pre-trial discovery has been commenced but is not yet completed. We believe that the claims against us are without merit and intend to vigorously defend the suit.

     Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, such creditors may file claims against us in the future.

Leases

     We have operating leases for certain equipment. The lease for our office space is on a month-to-month basis. Rental expense is recognized on a straight-line basis and totaled $142,000, $200,000 and $100,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Future minimum lease commitments for noncancelable leases at December 31, 2004 were as follows:

	Operating	Capitalized
	Leases	Leases
	(Amounts in thousands)
2005	$39	$1,038
2006	10	—
2007 and beyond	—	—

Total minimum obligations	$49	1,038

Amount representing interest		(145)

Less current obligations		(893)

Long-term obligations		$—

Note 4 — Capital Stock

     We are authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. The board of directors has created two series of preferred stock — Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2004, there were no shares of either series of preferred stock outstanding.

     At December 31, 2004, 9,991,926 shares of common stock were issued and outstanding; 202,000 shares were reserved for stock options (all of which had vested); and 107,000 shares were reserved for the exercise of warrants. Warrants having an exercise price of $7.50 per share for 81,000 shares expire on November 3, 2007. Warrants having an exercise price of $7.50 per share for 20,000 shares expire on September 12, 2005. Warrants having an exercise price of $6.25 per share for 6,000 shares expire on January 3, 2006.

Restrictions on Transfers of Common Stock

     On September 14, 2000 our shareholders approved an amendment to our certificate of incorporation that would prohibit transfer of our stock, unless approved by the Board of Directors (the “Board”), to the extent the transfer would (i) cause the ownership interest of the transferee or any other person to equal 5% or more of the our fair market value; or (ii) increase the ownership interest of the transferee or any other person where such transferee’s or other person’s ownership interest equaled 5% or more of our fair market value before the transfer.

Shareholder Rights Plan

     On February 24, 1998, our Board adopted a Shareholder Rights Plan (the “Rights Plan”) designed to assure that in the event of an unsolicited or hostile attempt to acquire the Company, the Board would have the opportunity to consider and implement a course of action which would best maximize shareholder value. Additionally, on February 24, 1998, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.

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

     The Rights initially attached to our Common Stock and will not be exercisable until a shareholder, or group of shareholders acting together, without the approval of the Board, announce their intent to become a 15% or more owner in our Common Stock. At that time, certificates evidencing the Rights shall be distributed to shareholders (the “Distribution Date”) and the Rights shall detach from the Common Stock and shall become exercisable. When such buyer acquires 15% or more of our Common Stock, all Rights holders, except the non-approved buyer, will be entitled to acquire an amount of the Preferred Fraction at a rate equal to twice the Exercise Price divided by the then market price of the Common Stock. In addition, if we are acquired in a non-approved merger, after such an acquisition, all Rights holders, except the aforementioned 15% or more buyer, will be entitled to acquire stock in the surviving corporation at a 50% discount in accordance with the Rights Plan. The Rights were attached to all common shares held by our shareholders of record as of the close of business on March 16, 1998. Shares of Common Stock newly-issued after that date will also carry Rights until the Rights become detached from the Common Stock. The Rights will expire on February 23, 2008. We may redeem the Rights for $.01 each at any time before a non-approved buyer acquires 15% or more of the Company’s Common Stock. Any current holder that had previously advised us of owning an amount in excess of 15% of our Common Stock as of the date hereof has been “grandfathered” with respect to their current position, including allowance for certain small incremental additions thereto.

     In order to further protect our tax loss carry forward, from the impact of an ownership change, the Board on June 6, 2000 voted to amend the Rights Plan to provide that the exercisability of the Share Purchase Rights is triggered in the event any party acquires 5% or more of our Common Stock or any party which currently holds 5% or more of the Common Stock acquires additional shares, without the approval of the Board.

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

     A summary of our stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding beginning of year	207	$16.86	209	$16.91	385	$15.76
Granted	0		0		0
Exercised
Forfeited	(5)	23.29	(2)	22.28	(176)	15.55
Expired						0
Outstanding end of year	202	16.69	207	16.86	209	16.91

Exercisable end of year	202	16.69	207	16.86	209	16.91

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
				Number
	Number	Weighted-Average		Exercisable
	Outstanding	Remaining		at
	at 12/31/04	Contractual Life	Weighted-Average	12/31/04	Weighted-Average
Range of Exercise Prices	(000)	(# of Months)	Exercise Price	(000)	Exercise Price
$ 5.00 - $ 5.94	112	70	$5.00	112	$5.00
$22.50 - $36.44	90	18	25.10	90	25.10

$ 5.00 - $36.44	202	49	16.69	202	16.69

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

     The principal and accrued interest on notes receivable from shareholders at December 31, 2002 have been reflected as a reduction of shareholders’ equity. There were no such amounts recorded at December 31, 2004 or 2003.

Note 6 — Income Taxes

     The provision (benefit) for income taxes at December 31 consisted of the following:

	2004	2003	2002
	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

	0	0	0

Deferred:
Federal	—	—	—
State	—	—	—

	0	0	0

Provision for income taxes	$0	$0	$0

     The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

	2004	2003
	(Amounts in thousands)
Noncurrent deferred tax assets:
Loss carryforwards	$(67,718)	$(99,554)
Other	(1,033)	(1,033)

Gross deferred tax assets	(68,751)	(100,587)
Deferred tax assets valuation allowance	68,751	100,587

Deferred tax assets	$0	$0

     The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

	2004	2003	2002
	(Amounts in thousands)
Tax provision (benefit) at statutory rate	$(419)	$934	$(438)
State income taxes	4	4	4
Utilization of NOL carryforward	—	(938)	—
Limitation on current-year tax benefit due to unrealized NOL carryforwards	415	—	434

Income tax provision	$0	$0	$0

     At December 31, 2004, we had net operating loss carryforwards (“NOLs”) for federal tax purposes expiring as follows (amounts are in millions):

Year of Expiration	NOL
2005	$7.2
2006	2.1
2007	1.1
2012	25.7
2018	73.8
2019	3.8
2020	19.5
2021	3.3
2022	2.7
2023	56.8
2024	1.2

Total NOL carryforwards	$197.2

The NOLs presented above exclude certain additional benefits that may be realized upon the ultimate disposition of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.

     On December 5, 1990 (the “Effective Date”) the Company emerged from protection under Chapter 11 pursuant to our joint plan of reorganization, as modified (the “Reorganization Plan”). Upon the Effective Date of the Reorganization Plan, we experienced a “change of ownership” pursuant to applicable provisions of the Internal Revenue Code (the “IRC”). As a result of the ownership change, our pre-change NOL carryforwards of approximately $7.2 million are subject to limitation under provisions of Section 382 of the IRC. We are unable to quantify to what extent, if any, we may be able to fully utilize our remaining pre-change NOLs prior to their expiration. Should we experience a second “change of ownership”, the limitation under Section 382 of the IRC on NOLs would be recalculated.

     We use the liability method of accounting for income taxes as set forth in SFAS 109, Accounting for Income Taxes. Deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of the related tax benefit in the future.

     Accordingly, we have reserved the full amount of the deferred tax assets at December 31, 2004. Deferred taxes will be recorded when realized in income tax returns. Any future benefits from a reduction of the valuation allowance will reduce our income tax expense.

Note 7 — Employee Benefit Plans

     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives selected by the Board, all of whom are no longer employed by us. Benefits are based on years of service and average compensation in the last three years of employment. No executives who joined us subsequent to January 1, 1997 are participants in the SERP. No expense was recognized for the years ended December 31,2004, 2003 and 2002. In 2003, we settled the SERP liability due to our former chief financial officer as discussed in Note 5 – Notes Receivable from Shareholders. Our remaining liability under the SERP at December 31, 2004 is estimated at $1.8 million. In December 2004, the Compensation Committee of our Board of Directors, as allowed by certain provisions of the supplemental executive retirement plan, suspended payments under the plan through December 2005. Payments will resume in January 2006.

Note 8 — Quarterly Results of Operations (Unaudited)

     The following is a tabulation of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2004
Revenues	$8	$7	$18	$15
Loss	(321)	(256)	(537)	(117)
Net income (loss) per common share:
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.01)
2003
Revenues	$5	$3,409	$21	$69
Income (loss)	(549)	4,063	(516)	(256)
Net income (loss) per common share:
Basic	$(0.06)	$0.42	$(0.05)	$(0.03)
Diluted	$(0.06)	$0.42	$(0.05)	$(0.03)

Note 9 — Condensed Financial Information of Registrant

The net assets of Health Care Assurance Company, Ltd. are restricted and exceed 25% of the consolidated net assets of the Company. The following are the condensed balance sheets, statements of operations and cash flows of the Registrant and accompanying notes.

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(Amounts In thousands)
Current Assets
Cash and cash equivalents	$2,181	$2,867
Other current assets	22	25
	[a]aa[a][a] [a]
Total Current Assets	2,203	2,892
Investment in Subsidiaries	1,177	2,507

Total Assets	$3,380	$5,399

Current Liabilities
Amounts due to subsidiaries	$38	$48
Other current liabilities	6,193	6,870

Total Current Liabilities	6,231	6,918
Other Long-Term Liabilities	1,837	1,938

Total Liabilities	8,068	8,856

Commitments and Contingencies
Total Shareholders’ Equity	(4,688)	(3,457)

Total Liabilities and Shareholders’ Equity	$3,380	$5,399

See notes to condensed financial information of registrant.

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Revenues
Equity in earnings (losses) of subsidiaries	$(30)	$1,099	$505
Investment income	23	16	523
Other income	9	3,471	100

Total revenues	2	4,586	1,128

Expenses
Salary, general and administrative expenses	1,233	1,769	1,041
Impairment of capital assets	—	—	1,036
Charges for litigation and management settlements	—	75	209
Depreciation and amortization	—	—	120

Total Expenses	1,233	1,844	2,406

Income (loss) from operations	(1,231)	2,742	(1,278)
Income tax provision	—	—	—

Net income (loss)	$(1,231)	$2,742	$(1,278)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(1,231)	$2,742	$(1,278)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	—	—	120
Impairment of capital assets	—	—	1,036
Charges for litigation and management settlements	—	75	209
Equity in (earnings) losses of subsidiaries	30	(1,099)	(505)
Changes in other assets and liabilities	(785)	(2,521)	(186)

Net cash used for operating activities	(1,986)	(803)	(604)

Cash Flows from Investing Activities:
Loans to shareholders	—	3,408	(521)
Capital contributions to subsidiaries, net	—	(233)	—
Dividends received from subsidiaries	1,300	312	1,230

Net cash provided by investing activities	1,300	3,487	709

Net increase (decrease) in cash and cash equivalents	(686)	2,684	105
Cash and cash equivalents at beginning of year	2,867	183	78

Cash and cash equivalents at end of year	$2,181	$2,867	$183

See notes to condensed financial information of registrant.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note A — General

     The condensed financial information of the registrant (“MHP”) should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements.

Note B — Disposition of Subsidiaries

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

     The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The Indiana HMO was formally placed into liquidation on July 3, 2001. We are very unlikely to receive any distribution of assets from the Indiana HMO.

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

     As a result of these events, equity in earnings (losses) of these subsidiaries have been excluded from the Condensed Statements of Operations of the Registrant in each of the three years ended December 31, 2004.

     During 2004, 2003 and 2002, the Registrant received $1,300,000 and $312,000 and $1,230,000 in dividends from Health Care Assurance Company Limited, which have been approved by the regulatory authorities.

Note C — Dividends

     During 2004, 2003 and 2002, the Registrant received $1,300,000 and $312,000 and $1,230,000 in dividends from Health Care Assurance Company Limited, which have been approved by the regulatory authorities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

     Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning our directors and executive officers as of March 31, 2005:

NAME	AGE	POSITION
Paul R. Dupee, Jr.	61	Chief Executive Officer and Chairman of the Board of Directors
George H. Bigelow	62	Director
John H. Gutfreund	75	Director
Simon J. Whitmey	58	Director
Patricia A. Fitzpatrick	53	Treasurer and Secretary
Joseph W. White	46	Vice President, Chief Financial Officer and Director

     Paul R. Dupee, Jr. was appointed Chairman of our Board of Directors in June 1999 and our Chief Executive Officer in August 1999. For more than five years prior hereto, Mr. Dupee has been a private investor. From 1996 through 2000, he served as a Director of the Lynton Group, Inc. serving as Chairman from 1998 to 2000. From 1986 through 1996, Mr. Dupee was Director and Vice Chairman of the Boston Celtics Limited Partnership, which owns the National Basketball Association team, the Boston Celtics. Mr. Dupee has been one of our directors since May 1998.

     Joseph W. White has served as our Chief Financial Officer since November 2001. Prior to November 2001 Mr. White served as our Controller and Interim Chief Financial Officer since February 2001. Mr. White was named one of our Directors in March 2002 and has served in various financial positions with us since March 1987. Mr. White has served as Vice President, Accounting of Molina Healthcare, Inc. since June 2003. Mr. White is a certified public accountant.

     Patricia A. Fitzpatrick has served as our Treasurer since July 1998. Ms. Fitzpatrick was also named our Secretary in October 2004. Previously, Ms. Fitzpatrick served as our Assistant Treasurer from July 1988 to July 1998.

     John H. Gutfreund has been our Director since 2000. Mr. Gutfreund is a Managing Director of C.E. Unterberg, Towbin and has been the President of Gutfreund & Company, Inc., an investment banking and consulting firm, for more than five years. In addition, Mr. Gutfreund serves as a Director of Accuweather, Inc.; Evercel, Inc.; LCA-Vision, Inc.; Nutrition 21, Inc. (formerly AMBI, Inc.); and the Universal Bond Fund.

     George H. Bigelow has been our Director since 1999. Mr. Bigelow was a managing member of Americana Group, LLC, a real estate investment advisor from January 1998 to September 2002 Since 2002 he has been a managing member of Americana Investment Group LLC, a private investor.

     Simon J. Whitmey has been our Director since 1999. Since October 2003, Mr. Whitmey has served as a Project Director with Shea Homes, the homebuilding division of the J F Shea Companies, a major privately held California heavy engineering and real estate development company. Prior to that, Mr. Whitmey was President and Chief Executive Officer of Acralight, Inc., a privately owned California corporation (and a California licensed contractor) that manufactures and installs glazing systems from 1995.

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

     The Audit Committee consists of three independent directors: Mr. Bigelow, Mr. Gutfreund and Mr. Whitmey. Mr. Whitmey is chairman of the Audit Committee. The audit committee met with our independent auditors and chief financial officer prior to the filing of our Form 10-K annual report to review the 2004 audited financial statements. We have designated Mr. Bigelow as our Audit Committee financial expert.

     The Compensation Committee, which is composed of Mr. Bigelow, Mr. Whitmey and Mr. Dupee, serves as the stock option committee for our stock option plans and approves any employment agreements with management and changes in compensation for our executive officers. The Compensation Committee did not grant any options or rights during 2004. Mr. Dupee is our Chief Executive Officer.

     Excluding actions by unanimous written consent, during 2004, the Board of Directors held five meetings and the Audit Committee held four meetings. Our Compensation Committee met once in 2004.

     During 2004, all of our directors attended at least 75% of the meetings of the board and any committee of which they are members.

Code of Ethics

     We have adopted a code of ethics. A copy of our code of ethics can be obtained without charge by writing to Maxicare Health Plans, Inc., Code of Ethics, Attn: Patricia Fitzpatrick, 14241 East Firestone Boulevard, La Mirada, California, 90638.

Item 11. Executive Compensation

     Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2004, 2003 and 2002, of (i) our chief executive officer and (ii) the other two executive officers for 2004:

SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION
		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION
Paul R. Dupee	2004	$—			$34,500
Chief Executive Officer	2003	$—			$32,250
	2002	$—			$33,000
Patricia A. Fitzpatrick, Treasurer	2004	$201,462	$25,000		$13,699
	2003	$165,000			$18,025
	2002	$165,000			$—
Joseph W. White	2004	$—			$73,938
Vice President and	2003	$—			$74,750
Chief Financial Officer	2002	$179,000			$26,000

     Annual salary for 2004, 2003 and 2002 for Ms. Fitzpatrick includes amounts paid to her by Maxicare, the Company’s California HMO, and Maxicare Life and Health Insurance Company, Inc. (in 2003 and 2002) pursuant to formal agreements with each of those entities. Substantially all compensation for Ms. Fitzpatrick in 2003 and 2002 (approximately 90%) was paid by the California HMO and Maxicare Life and Health Insurance Company, Inc. Approximately 70% of Ms. Fitzpatrick’s salary was paid by the California HMO in 2004. The California HMO is likely to continue paying compensation to Ms. Fitzpatrick, although likely at reduced rates. The bonus earned by Ms. Fitzpatrick in 2004 was paid entirely by Maxicare Health Plans Inc. “All Other Compensation” earned by Ms. Fitzpatrick in 2004 and 2003 consisted of a creditor claim paid to her by the California HMO.

     Annual salary for Mr. White for 2002 includes amounts paid to him by the California HMO and Maxicare Life and Health Insurance Company, Inc. pursuant to formal agreements with each of those entities. Such amounts constituted approximately 90% of Mr. White’s annual salary.

     Mr. Dupee earned no salary or bonus in 2004, 2003 or 2002. “All Other Compensation” earned by Mr. Dupee in 2004, 2003 and 2002 is comprised of director fees.

     Effective August 9, 2002, Mr. White resigned as a full-time employee of the Company. On that date, he entered into a consulting agreement with the Company that calls for him to be compensated for his services at the rate of $125 per hour, with a minimum weekly payment of $500. Commencing August 1, 2002 Mr. White also became eligible for compensation as a director of the Company. “All Other Compensation” earned by Mr. White in 2004 is comprised of consulting fees of approximately $40,188 and Director fees of $33,750. “All Other Compensation” earned by Mr. White in 2003 is comprised of consulting fees of approximately $42,500 and Director fees of $32,250. “All Other Compensation” earned by Mr. White in 2002 is comprised of consulting fees of approximately $12,000 and Director fees of $14,000.

Option Grants

     There were no stock option grants in 2004.

Option Exercises and Fiscal Year-end Values

     Officers listed in the Summary Compensation Table exercised no options in 2004. Shown below is information with respect to unexercised options to purchase common stock held by those officers at December 31, 2004.

	NUMBER OF UNEXERCISED		VALUE OF UNEXERCISED
	OPTIONS HELD AT		IN-THE-MONEY OPTIONS AT
	DECEMBER 31, 2004		DECEMBER 31, 2004(1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Paul R. Dupee, Jr.	131,000	0	$0	$0
Patricia A. Fitzpatrick	3,020	0	$0	$0
Joseph W. White	20	0	$0	$0

(1)	Based on the closing price on the Over the Counter Bulletin Board on December 31, 2004 of $0.13 per share, none of the options were in-the-money.

Compensation of Directors

     During 2004, outside directors received compensation for their services as directors. These directors were George H. Bigelow, John H. Gutfreund and Simon J. Whitmey. During 2004, Mr. Bigelow received $37,500; Mr. Whitmey received $37,500; and Mr. Gutfreund received $36,750. During 2005, the Company’s directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting attended. In addition, directors are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their service as directors of the Company.

     There were no grants of stock options in 2004, 2003 or 2002. Previously, the outside directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that have been granted to our present non-employee directors:

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

Compensation Committee Interlocks and Insider Participation

     Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2004. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table and discussion provides information as to the shares of common stock beneficially owned on March 31, 2005 by:

•	each director;

•	our chief executive officer and our other executive officers;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all officers and directors as a group.

     No person is known to us to beneficially own 5% or more of our Common Stock.

NAME	SHARES	PERCENT
Paul R. Dupee, Jr.	281,020	2.8%
John H. Gutfreund	4,000	*
George H. Bigelow	11,150	*
Simon J. Whitmey	7,000	*
Patricia A. Fitzpatrick	3,036	*
Joseph W. White	20	*
All Directors and Executive Officers as a group (6 individuals)	306,226	3.0%

*	less than one percent

     The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on March 31, 2005 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table and for all officers and directors as group.

Paul Dupee	131,000
George Bigelow	4,000
John Gutfreund	4,000
Simon Whitmey	4,000
Patricia A. Fitzpatrick	3,020
Joseph W. White	20
All officers and directors as a group (6 individuals holding stock options)	146,040

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Services and Fees

     Ernst & Young, LLP served as our Independent Registered Public Accountant during 2004 and 2003. Fees earned by Ernst & Young LLP for years ended December 31, 2004 and 2003 were as follows:

	December 31
	2004	2003
Audit Fees including our annual audit and review of our quarterly reports on Form 10-Q	$68,490	$67,200
Audit Related Fees including employee benefit plan audit and accounting consultations	$21,200	$18,000
Tax Fees	—	—
All Other Fees	—	—

     The Audit Committee has considered the nature of the services underlying these fees and does not consider them to be incompatible with the independent accountants’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) The consolidated financial statements and exhibits listed below are filed as part of this report.

       (1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 14 through 32 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—At December 31, 2004 and 2003
Consolidated Statements of Operations—Years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)—Years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(2) Exhibits

2.1	Bankruptcy Court Stipulation. Incorporated by reference from the Company’s Report on Form 8-K dated June 8, 2001.

3.1	Charter of Maxicare Health Plans, Inc., a Delaware corporation as amended through December 31, 2000. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991.

3.2	Bylaws of Maxicare Health Plans, Inc. in effect at December 31, 2000. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. Incorporated by reference from the Company’s Report on Form 8-K dated February 24, 1998.

4.2	First Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of October 9, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.3	Second Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company’s Registration Statement on Form S-2 (No. 333-4150) as filed with the Securities and Exchange Commission on July 14, 2000.

14.1	Code of Ethics of Maxicare Health Plans, Inc. by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.
Chief Executive Officer

Date: April 12, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 12, 2005

/s/ Joseph W. White Joseph W. White	Chief Financial Officer and Director Accounting Officer	April 12, 2005

/s/ George H. Bigelow George H. Bigelow	Director	April 12, 2005

/s/ John H. Gutfreund John H. Gutfreund	Director	April 12, 2005

/s/ Simon J. Whitmey Simon J. Whitmey	Director	April 12, 2005