Form 10-Q
period 2005-03-31
MAXICARE HEALTH PLANS INC
filed 2005-05-13
CIK 722573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2005

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-12024

MAXICARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3615709 (I.R.S. Employer Identification No.)

14241 East Firestone Boulevard, La Mirada, California (Address of principal executive offices)	90638 (Zip Code)

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
☐ Yes ☑ No

     Common Stock, $.01 par value - 9,991,926 shares outstanding as of May 12, 2005.

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,062	$3,345
Other current assets	11	22

Total Assets	$3,073	$3,367

Current Liabilities
Accounts payable	$154	$154
Accrued salary expense	34	86
Other current liabilities	6,003	5,978

Total Current Liabilities	6,191	6,218
Long-Term Liabilities	1,837	1,837

Total Liabilities	8,028	8,055

Shareholders’ Equity
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and outstanding	100	100
Additional paid-in capital	283,464	283,464
Accumulated deficit	(288,519)	(288,252)

Total Shareholders’ Equity (Deficit)	(4,955)	(4,688)

Total Liabilities and Shareholders’ Equity	$3,073	$3,367

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months
	ended
	March 31,
	2005	2004
Revenues
Investment income	$17	$8

Total Revenues	17	8

Expenses
Salary, general and administrative expenses	284	329

Total Expenses	284	329

Loss before income taxes	(267)	(321)

Income tax provision	—	—

Net loss	$(267)	$(321)

Net loss per common share:
Basic loss per common share:
Basic loss per common share	$(.03)	$(.03)

Weighted average number of common shares outstanding	9,992	9,992

Diluted loss per common share:
Diluted loss per common share	$(.03)	$(.03)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,992

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2004	9,992	$100	$283,464	$(288,252)	$(4,688)
Net loss (unaudited)				(267)	(267)

Balances at March 31, 2005 (unaudited)	9,992	$100	$283,464	$(288,519)	$(4,955)

MAXICARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months
	ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(267)	$(321)
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in assets and liabilities:
Changes in other miscellaneous assets and liabilities	(16)	(754)

Net cash used for operating activities	(283)	(1,075)

Net decrease in cash and cash equivalents	(283)	(1,075)
Cash and cash equivalents at beginning of period	3,345	5,361

Cash and cash equivalents at end of period	$3,062	$4,286

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Description

     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At March 31, 2005 we had negative net worth of $5.0 million and a working capital deficiency of $3.1 million. See Note 2 below.

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

Note 2 — Liquidity and Going Concern Issues

     At March 31, 2005, MHP and subsidiaries (collectively “we” or “the Company”) had a consolidated working capital deficiency of approximately $3.1 million, and a deficiency in shareholders’ equity of approximately $5.0 million. Furthermore, of our total cash and cash equivalents of $3.1 million at March 31, 2005, $1.2 million was held at HCAC. The transfer of cash to MHP from HCAC requires the approval of regulatory authorities.

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

Note 3 — Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.

Basis of Consolidation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. are not consolidated. All significant intercompany balances and transactions have been eliminated.

Accounting Policies

     For further information on the Company and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

     No compensation expense was recorded under the intrinsic value method for the three months ended March 31, 2005 and 2004. Additionally, no expense would have been recognized under the fair value method for the three months ended March 31, 2005 and 2004.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the beginning of our next fiscal year, which means we do not need to adopt it until the first quarter of 2006, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     While SFAS 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R; however, we do not expect the adoption of SFAS 123R to have a significant effect on our operations as we do not anticipate granting significant share-based payments in the future and do not have unvested share based payments outstanding.

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

     By order dated March 9, 2001, the Missouri Department of Insurance approved the transfer of all of the outstanding shares of Maxicare Life and Health Insurance Company, Inc. (MLH) from us to Maxicare Indiana, Inc. (Indiana HMO), on the condition that control of MLH remains with us. We believe that this condition has not been complied with and that, accordingly, the transfer of the MLH shares by us to Maxicare Indiana, Inc. is null and void. We intend to present our position to the Missouri Department of Insurance at the appropriate time.

     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claim that we breached a severance agreement with each of them. Plaintiffs claim aggregate compensatory damages for breach of contract of at least $250,000, plus additional damages of $250,000 for alleged violations of California and Indiana statutes respecting payment of employee wages, together with unspecified punitive damages and attorneys’ fees. We answered the complaint in February 2005. Pre-trial discovery has been commenced but is not yet completed. We believe that the claims against us are without merit and intend to vigorously defend the suit.

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

Liquidity and Working Capital Deficiency

     As noted above, we have terminated all operations. At March 31, 2005, we had a consolidated working capital deficiency of approximately $3.1 million and a deficiency in shareholders’ equity of approximately $5.0 million. Furthermore, of our total cash and cash equivalents of $3.1 million at March 31, 2005, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

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

Results of Operations

The Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

     We reported losses of approximately $267,000 for the quarter ended March 31, 2005 and $321,000 for the comparable quarter of 2004. The loss per share (basic and diluted) for both periods was $.03 per share. We had no revenue other than insignificant amounts of interest income in either of the quarters ended March 31, 2005 and 2004. All expenses in the quarters ended March 31, 2005 and 2004 were salary, general and administrative expenses.

Contractual Obligations

     In our annual report on Form 10-K for the year ended December 31, 2004, we reported on our contractual obligations as of that date. Through March 31, 2005 there were no material changes to that information.

Forward Looking Statements

     The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties.

In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2005, we had approximately $3.1 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2005, we did not have any outstanding bank borrowings or debt obligations.

Item 4. Controls and Procedures

     Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluations, they have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions relating to required disclosure. As a result of the evaluation by the chief executive and chief financial officers, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

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

MAXICARE HEALTH PLANS, INC
(Registrant)

Date May 13, 2005	/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.,
Chief Executive Officer

Date May 13, 2005	/s/ JOSEPH W. WHITE

Joseph W. White
Chief Financial Officer