Form 10-Q
period 2005-06-30
MAXICARE HEALTH PLANS INC
filed 2005-08-12
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934
for the quarterly period ended June 30, 2005
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
Yes   ☑      No    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes ☑ No
     Common Stock, $.01 par value — 9,991,926 shares outstanding as of August 12, 2005.

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements.
MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,770	$3,345
Other current assets	2	22

Total Assets	$2,772	$3,367

Current Liabilities
Accounts payable	$154	$154
Accrued salary expense	34	86
Other current liabilities	6,428	5,978

Total Current Liabilities	6,616	6,218
Long-Term Liabilities	1,617	1,837

Total Liabilities	8,233	8,055

Shareholders’ Equity
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and outstanding	100	100
Additional paid-in capital	283,464	283,464
Accumulated deficit	(289,025)	(288,252)

Total Shareholders’ Equity (Deficit)	(5,461)	(4,688)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,772	$3,367

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Investment income	$19	$7	$36	$15

Total Revenues	19	7	36	15

Expenses
Salary, general and administrative expenses	525	263	809	592

Total Expenses	525	263	809	592

Loss before income taxes	(506)	(256)	(773)	(577)

Income tax provision	—	—	—	—

Net loss	$(506)	$(256)	$(773)	$(577)

Net loss per common share:
Loss per common share — basic:
Loss per common share	$(.05)	$(.03)	$(.08)	$(.06)

Weighted average number of common shares outstanding	9,992	9,992	9,992	9,992

Loss per common share — diluted:
Loss per common share	$(.05)	$(.03)	$(.08)	$(.06)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,992	9,992	9,992

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2004	9,992	$100	$283,464	$(288,252)	$(4,688)
Net loss for the six months ended June 30, 2005 (unaudited)				(773)	(773)

Balances at June 30, 2005 (unaudited)	9,992	$100	$283,464	$(289,025)	$(5,461)

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months
	ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(773)	$(577)
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in assets and liabilities:
Changes in other miscellaneous assets and liabilities	198	(816)

Net cash used for operating activities	(575)	(1,393)

Net decrease in cash and cash equivalents	(575)	(1,393)
Cash and cash equivalents at beginning of period	3,345	5,361

Cash and cash equivalents at end of period	$2,770	$3,968

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business Description
     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At June 30, 2005 we had negative net worth of $5.5 million and a working capital deficiency of $3.8 million. See Note 2 below.
     All significant subsidiaries formerly operated by MHP (the California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc.) were placed into bankruptcy, rehabilitation and administrative supervision, respectively, in May of 2001 and are currently in liquidation. Accordingly, these former subsidiaries were no longer included in our consolidated financial statements after May 2001. We will receive no distribution of assets from the California HMO, are very unlikely to receive any distribution of assets from the Indiana HMO, and cannot determine whether or not we will receive a distribution of assets from Maxicare Life and Health Insurance Company, Inc. Any distribution from Maxicare Life and Health Insurance Company, Inc., if assets ultimately are available for distribution, will require regulatory approval.
     We own Health Care Assurance Company, Ltd. (“HCAC”), a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. Effective January 31, 2002, all policies underwritten by Health Care Assurance Company, Ltd., have terminated or expired.
Note 2 — Liquidity and Going Concern Issues
     At June 30, 2005, MHP and subsidiaries (collectively “we” or “the Company”) had a consolidated working capital deficiency of approximately $3.8 million and a deficiency in shareholders’ equity of approximately $5.5 million. Furthermore, of our total cash and cash equivalents of $2.8 million at June 30, 2005, $1.2 million was held at HCAC. The transfer of cash to MHP from HCAC requires the approval of regulatory authorities.
     As noted above, we have had no continuing business activities after March 15, 2002. We have no access to cash that is held at HCAC except to the extent regulatory authorities approve the transfer of cash to MHP. As set forth below in Note 5, substantial claims have been or may be asserted against us. Such claims, when resolved, may be far in excess of liabilities reported in the Consolidated Balance Sheets.
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
     No compensation expense was recorded under the intrinsic value method for the three and six months ended June 30, 2005 and 2004. Additionally, no expense would have been recognized under the fair value method for the three and six months ended June 30, 2005 and 2004.
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
Note 4 — Litigation and Contract Settlement Charges
     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claimed that we breached a severance agreement with each of them. During the second quarter of 2005, this action was settled and discontinued with prejudice. The expense associated with this settlement is included in salary, general and administrative expense in our Condensed Consolidated Statements of Operations. Management does not believe that the settlement will significantly affect the Company’s working capital and financial position.

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
Liquidity and Working Capital Deficiency
     As noted above, we have terminated all operations. At June 30, 2005, we had a consolidated working capital deficiency of approximately $3.8 million and a deficiency in shareholders’ equity of approximately $5.5 million. Furthermore, of our total cash and cash equivalents of $2.8 million at June 30, 2005, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.
     We have certain contractual undertakings for which we may be liable and there are various alleged claims that may be asserted against us, including, among others, undertakings to and/or purported claims against us by vendors and former employees of our subsidiaries who have provided goods or services to those subsidiaries.
     We are involved in certain litigation, and claims have been made against us, in the normal course of business. In some instances the amounts sought exceed those accrued in our Consolidated Balance Sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Note 5 — Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements.
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
Results of Operations
The Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
     We reported losses of approximately $506,000 for the quarter ended June 30, 2005 and $256,000 for the comparable quarter of 2004. The loss per share (basic and diluted) for the second quarter of 2005 was $0.05. The loss per share (basic and diluted) for the quarter ended June 30, 2004 was $0.03. We had no revenue other than insignificant amounts of interest income in either of the quarters ended June 30, 2005 and 2004. All expenses in the quarter ended June 30, 2005 were salary, general and administrative expenses except for expenses recorded for the settlement of certain litigation. See “Note 4 — Litigation and Contract Settlement Charges” to our Unaudited Condensed Consolidated Financial Statements. Management does not believe that the litigation settlement in the second quarter of 2005 will significantly affect the Company’s working capital and financial position. All expenses in the quarter ended June 30, 2004 were salary, general and administrative expenses.
The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     We reported losses of approximately $773,000 for the six months ended June 30, 2005 and $577,000 for the comparable period of 2004. The loss per share (basic and diluted) for the six months ended June 30, 2005 was $0.08. The loss per share (basic and diluted) for the six months ended June 30, 2004 was $0.06. We had no revenue other than insignificant amounts of interest income in either of the six month periods ended June 30, 2005 and 2004. All expenses in the six month period June 30, 2005 were salary, general and administrative expenses except for expenses recorded for the settlement of certain litigation. See “Note 4 — Litigation and Contract Settlement Charges” to our Unaudited Condensed Consolidated Financial Statements. Management does not believe that the litigation settlement in the second quarter of 2005 will significantly affect the Company’s working capital and financial position. All expenses in the six months ended June 30, 2004 were salary, general and administrative expenses.
Contractual Obligations
     In our annual report on Form 10-K for the year ended December 31, 2004, we reported on our contractual obligations as of that date. Through June 30, 2005 there were no material changes to that information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As of June 30, 2005, we had approximately $2.8 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30, 2005, we did not have any outstanding bank borrowings or debt obligations.
Item 4. Controls and Procedures
     Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluations, they have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions relating to required disclosure. As a result of the evaluation by the chief executive and chief financial officers, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claimed that we breached a severance agreement with each of them. During the second quarter of 2005, this action was settled and discontinued with prejudice. The expense associated with this settlement is included in salary, general and administrative expense in our Condensed Consolidated Statements of Operations. Management does not believe that the litigation settlement in the second quarter of 2005 will significantly affect the Company’s working capital and financial position.
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

MAXICARE HEALTH PLANS, INC
(Registrant)

Date August 12, 2005	/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.,
Chief Executive Officer

Date August 12, 2005	/s/ JOSEPH W. WHITE

Joseph W. White
Chief Financial Officer