Form 10-Q
period 2005-09-30
MAXICARE HEALTH PLANS INC
filed 2005-11-04
CIK 722573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number:0-12024

Maxicare Health Plans, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3615709 (I.R.S. Employer Identification No.)

14241 East Firestone Boulevard, La Mirada California	90638
(Address of principal executive offices)	(Zip Code)
(562) 293-4064
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 4, 2005, was 9,991,926.

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements.
MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,275	$3,345
Other current assets	2	22

Total Assets	$2,277	$3,367

Current Liabilities
Accounts payable	$154	$154
Accrued salary expense	34	86
Other current liabilities	6,244	5,978

Total Current Liabilities	6,432	6,218
Long-Term Liabilities	1,566	1,837

Total Liabilities	7,998	8,055

Shareholders’ Equity (Deficit)
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and outstanding	100	100
Additional paid-in capital	283,464	283,464
Accumulated deficit	(289,285)	(288,252)

Total Shareholders’ Equity (Deficit)	(5,721)	(4,688)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,277	$3,367

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Investment income	$18	$9	$54	$24
Other income	—	9	—	9

Total Revenues	18	18	54	33

Expenses
Salary, general and administrative expenses	278	555	1,087	1,147

Total Expenses	278	555	1,087	1,147

Loss before income taxes	(260)	(537)	(1,033)	(1,114)

Income tax provision	—	—	—	—

Net loss	$(260)	$(537)	$(1,033)	$(1,114)

Net loss per common share:
Basic loss per common share:
Basic loss per common share	$(.03)	$(.05)	$(.10)	$(.11)

Weighted average number of common shares outstanding	9,992	9,992	9,992	9,992

Diluted loss per common share:
Diluted loss per common share	$(.03)	$(.05)	$(.10)	$(.11)

Weighted average number of common and common dilutive potential shares outstanding	9,992	9,992	9,992	9,992

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balances at December 31, 2004	9,992	$100	$283,464	$(288,252)	$(4,688)
Net loss for the nine months ended September 30, 2005 (unaudited)				(1,033)	(1,033)

Balances at September 30, 2005 (unaudited)	9,992	$100	$283,464	$(289,285)	$(5,721)

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,033)	$(1,114)
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in assets and liabilities:
Changes in other miscellaneous assets and liabilities	(37)	(675)

Net cash used for operating activities	(1.070)	(1,789)

Net decrease in cash and cash equivalents	(1,070)	(1,789)
Cash and cash equivalents at beginning of period	3,345	5,361

Cash and cash equivalents at end of period	$2,275	$3,572

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business Description
     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At September 30, 2005 we had negative net worth of $5.7 million and a working capital deficiency of $4.2 million. See Note 2 below.
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
Note 2 — Liquidity and Going Concern Issues
     At September 30, 2005, MHP and subsidiaries (collectively “we” or “the Company”) had a consolidated working capital deficiency of approximately $4.2 million and a deficiency in shareholders’ equity of approximately $5.7 million. Furthermore, of our total cash and cash equivalents of $2.3 million at September 30, 2005, $1.2 million was held at HCAC. The transfer of cash to MHP from HCAC requires the approval of regulatory authorities.
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
     Management is exploring possible strategies to realize any possible value remaining in the Company; however, given our financial condition, our stock price and the claims against us, management may not be successful in these efforts, and we may seek protection under the Bankruptcy Code.
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
     No compensation expense was recorded under the intrinsic value method for the three and nine months ended September 30, 2005 and 2004. Additionally, no expense would have been recognized under the fair value method for the three and nine months ended September 30, 2005 and 2004.
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
Note 4 — Litigation and Contract Settlement Charges
     In or about December 2004, three alleged former employees of our Indiana HMO commenced an action against us in which they claimed that we breached a severance agreement with each of them. During the second quarter of 2005, this action was settled and discontinued with prejudice. The expense associated with this settlement is included in salary, general and administrative expense in our Condensed Consolidated Statements of Operations. Management does not believe that this settlement has significantly affected the Company’s working capital or financial position.

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
Liquidity and Working Capital Deficiency
     As noted above, we have terminated all operations. At September 30, 2005, we had a consolidated working capital deficiency of approximately $4.2 million and a deficiency in shareholders’ equity of approximately $5.7 million. Furthermore, of our total cash and cash equivalents of $2.3 million at September 30, 2005, $1.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.
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
Results of Operations
The Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004
     We reported losses of approximately $260,000 for the quarter ended September 30, 2005 and $537,000 for the comparable quarter of 2004. The loss per share (basic and diluted) for the third quarter of 2005 was $0.03. The loss per share (basic and diluted) for the quarter ended September 30, 2004 was $0.05. We had no revenue other than insignificant amounts of interest income and miscellaneous pharmacy recoveries in either of the quarters ended September 30, 2005 and 2004. All expenses in both of the quarters ended September 30, 2005 were salary, general and administrative expenses.
The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     We reported losses of approximately $1,033,000 for the nine months ended September 30, 2005 and $1,114,000 for the comparable period of 2004. The loss per share (basic and diluted) for the nine months ended September 30, 2005 was $0.10. The loss per share (basic and diluted) for the nine months ended September 30, 2004 was $0.11. We had no revenue other than insignificant amounts of interest income and miscellaneous pharmacy recoveries in either of the nine month periods ended September 30, 2005 and 2004. All expenses in the nine month period September 30, 2005 were salary, general and administrative expenses except for expenses recorded for the settlement of certain litigation. See “Note 4 — Litigation and Contract Settlement Charges” to our Unaudited Condensed Consolidated Financial Statements. All expenses in the nine months ended September 30, 2004 were salary, general and administrative expenses.

Contractual Obligations
     In our annual report on Form 10-K for the year ended December 31, 2004, we reported on our contractual obligations as of that date. Through September 30, 2005 there were no material changes to that information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As of September 30, 2005, we had approximately $2.3 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30, 2005, we did not have any outstanding bank borrowings or debt obligations.
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

MAXICARE HEALTH PLANS, INC (Registrant)
Date November 4, 2005	/s/ PAUL R. DUPEE, JR.
Paul R. Dupee, Jr.,
Chief Executive Officer

Date November 4, 2005	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer