Form 10-K
period 2005-12-31
MAXICARE HEALTH PLANS INC
filed 2006-04-13
CIK 722573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-120249

MAXICARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3615709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14241 East Firestone Boulevard, La Mirada, California 90638
(Address of principal executive offices)
(562) 293-4064
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

None	None

Title of class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of our most recently completed second fiscal quarter, was approximately $1,081,590 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the OTC Bulletin Board on such date).
     As of April 12, approximately 9,988,926 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1. Business
General
     Since March 15, 2002 we have not been engaged in any active business and we have no reasonable prospects of obtaining or generating any ongoing business. At December 31, 2005 we had a substantial capital deficiency.
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

Employees
     As of March 31, 2006 we had no full-time employees. Two clerical employees of the California HMO work for us on a part time basis. We reimburse the California HMO for the cost of their time under an established agreement.
Item 1A. Risk Factors
     Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.
     At December 31, 2005:
•	We had a consolidated working capital deficiency of approximately $4.6 million.

•	We had a deficiency in shareholders’ equity of approximately $5.4 million.

•	Of our total cash and cash equivalents of $2.1 million at December 31, 2005, $0.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with a pharmacy services agreement.
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
Item 1B. Unresolved Staff Comments
     None.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the three months ended December 31, 2005.

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
Common Stock

	Sale Price
	High	Low
2005
First Quarter	$0.44	$0.13
Second Quarter	$0.19	$0.11
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.21	$0.12
2004
First Quarter	$0.44	$0.18
Second Quarter	$0.25	$0.11
Third Quarter	$0.45	$0.16
Fourth Quarter	$0.23	$0.13
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

There were 14,801 holders of record of our Common Stock as of December 31, 2005.

(c)	Dividends

We have not paid any cash dividends on our Common Stock and have no intention of doing so in the near future.

(d)	Sales of Unregistered Equity Security

During 2005 we had no sales of unregistered equity securities.

(e)	Securities Authorized for Issuance Under Equity Compensation Plans

No securities were authorized for issuance during 2005 pursuant to equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2005)
The following table sets forth information concerning shares available for issuance pursuant to equity compensation plans.

Number of shares
remaining available for
future issuance under
	Number of shares to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	143,060 (1)	$8.84	1,033,860 (2)

(1)	Options to purchase shares of our common stock issued under the 1995 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan and the Outside Directors 1996 Formula Stock Option Plan. All options were vested as of December 31, 2005.

(2)	Includes shares issuable under the 1999 Stock Option Plan, the 2000 Stock Option Plan, the Outside Directors 1996 Formula Stock Option Plan and Senior Executive 1996 Stock Option Plan.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share data)
Continuing operations(1):
Revenues
Premiums	$—	$—	$—	$—	$1,819
Investment income(2)	74	39	33	569	239
Other income	—	9	3,471	268	971

Total revenues	74	48	3,504	837	3,029

Expenses
Health care expenses (credits)	—	—	(1,146)	(312)	582
Salary, general and administrative expenses	1,115	1,279	1,833	1,062	4,998
Depreciation and amortization	—	—	—	120	704
Impairment of leased assets	—	—	—	1,036	—
(Benefit) charge for litigation and management settlements(3)	(365)	—	75	209	—

Total expenses	750	1,279	762	2,115	6,284

Income (loss) from continuing operations before income taxes	(676)	(1,231)	2,742	(1,278)	(3,255)
Income tax provision	—	—	—	—	—

Income (loss) from continuing operations	(676)	(1,231)	2,742	(1,278)	(3,255)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(28,095)
Write-off of excess of rehabilitated and bankrupt subsidiaries’ liabilities over assets (4)	—	—	—	—	16,423

Loss from discontinued operations	0	0	0	0	(11,672)

Net income (loss)	$(676)	$(1,231)	$2,742	$(1,278)	$(14,927)

Net income (loss) per common share:
Basic:(5)
Basic income (loss) per common share from continuing operations	$(0.07)	$(0.12)	$0.28	$(0.13)	$(0.33)

Basic loss per common share from discontinued operations	$—	$—	$—	$—	$(1.20)

Weighted average number of common shares outstanding	9,989	9,989	9,867	9,742	9,742

Diluted:(5)
Diluted income (loss) per common share from continuing operations	$(0.07)	$(0.12)	$0.28	$(0.13)	$(0.33)

Diluted loss per common share from discontinued operations	$—	$—	$—	$—	$(1.20)

Weighted average number of common and common dilutive potential shares outstanding	9,989	9,989	9,867	9,742	9,742

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Assets of continuing operations	$2,137	$3,367	$5,386	$2,643	$5,136
Liabilities of continuing operations(6)	$7,501	$8,055	$8,843	$12,250	$12,942
Shareholders’ deficit	$(5,364)	$(4,688)	$(3,457)	$(9,607)	$(7,806)

NOTES TO SELECTED FINANCIAL DATA
     The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”
(1)	The placement of our Indiana HMO into rehabilitation on May 4, 2001 and the bankruptcy filing of our California HMO on May 25, 2001 have effectively ended our involvement in the managed care industry. As a result, we have treated our HMO subsidiaries as discontinued operations in the preparation of these financial statements. Although our remaining operations (parent and Health Care Assurance Company, Ltd.) are insignificant and financially dependent upon our HMOs, they represent services not intrinsically linked to the managed care industry and have been treated as continuing operations.

(2)	In 2002 we recorded investment income of $521,000 in connection with the March, 2003 collection of a note that had been issued by a former executive officer of the Company.

(3)	During the second quarter of 2005 we recognized expense of $237,000 in connection with the settlement of certain severance claims made against us by three former employees of our Indiana HMO. During the fourth quarter of 2005 we recognized a benefit of $602,000 resulting from the settlement of a former employee’s claim under our Supplemental Executive Retirement Plan (SERP). In 2003 we recognized a gain of $580,000 in connection with the settlement of a dispute regarding a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries; we recognized expense of $250,000 in connection with the settlement of a dispute involving an information services contract that we had previously entered into; and we recognized expense of $405,000 in connection with the settlement of an action brought by a former executive. In 2002 we recognized a gain of $671,000 in connection with the settlement of a former executive’s benefits under our SERP. In 2002 we also accrued litigation-related expense of $880,000 in connection with the previously noted Services Agreement for Back Office Administration. (See “Item 8. Financial Statements and Supplementary Data — Note 2 to our Consolidated Financial Statements”.)

(4)	The results of discontinued operations for the year ended December 31, 2001 include a gain of $16.4 million realized by MHP in the second quarter of 2001 upon the placement of the Indiana HMO into rehabilitation, the subsequent disposition of Maxicare Life and Health Insurance Company, Inc., and the placement of the California HMO into Chapter 11 bankruptcy. This gain represents the extent to which consolidated losses of those entities through May 3, 2001 (the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.) and May 24, 2001 (the California HMO) exceeded MHP’s investment in those subsidiaries.

(5)	All share and per share amounts have been retroactively restated to reflect the one for five reverse stock split completed on March 27, 2001.

(6)	Includes long-term liabilities of $0.7 million, $1.8 million, $1.9 million, $2.1 million and $3.8 million, in 2005, 2004, 2003, 2002 and 2001, respectively.

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
Liquidity/ Working Capital Deficiency
     As noted above, we have terminated all operations. At December 31, 2005, we had a consolidated working capital deficiency of approximately $4.6 million and a deficiency in shareholders’ equity of approximately $5.4 million. Furthermore, of our total cash and cash equivalents of $2.1 million at December 31, 2005, $0.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.
     MHP has certain contractual undertakings for which it may be liable and there are various alleged claims that may be asserted against it, including, among others, undertakings to and/or purported claims against it by vendors and former employees of its subsidiaries who have provided goods or services to those subsidiaries.
     We are involved in various legal actions brought against us in the normal course of business, some of which seek damages in amounts that exceed those accrued in our consolidated balance sheets. The ultimate liability for these legal actions cannot be determined and could materially affect our consolidated financial position, results of operations or cash flows, if resolved unfavorably. See “Item 8, Note 3 — Commitments and Contingencies” to our Consolidated Financial Statements.
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
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     We had no operations in either 2005 or 2004. We reported a net loss of approximately $0.7 million ($0.07 per share basic and diluted) for the year ended December 31, 2005 compared to a net loss of approximately $1.2 million ($0.12 per share basic and diluted) for the year ended December 31, 2004. We had no revenue other than insignificant amounts of interest and miscellaneous income during either 2005 or 2004.
     During the fourth quarter of 2005 we recorded a benefit of $0.6 million resulting from the settlement of a former employee’s claim under our Supplemental Executive Retirement Plan. In accordance with the terms of that settlement, we paid the former employee $0.375 million in January 2006. Also during 2005, we recognized expense of approximately $0.2 million in connection with the settlement of claims made against us by certain former employees. All other expenses incurred during 2005 and all expenses incurred during 2004 were salary, general and administrative expenses. See Item 8, “Note 2 — (Benefit) Charge for Litigation and Management Settlements”, and “Note 6 — Employee Benefit Plan” to our Consolidated Financial Statements for a further discussion of these matters.
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
     See Item 8, “Note 2 — (Benefit) Charge for Litigation and Management Settlements” and Item 8, “Note 2 — Health Care Expense Recognition” to our Consolidated Financial Statements for a further discussion of these matters.
Contractual Obligations
     In the table below, we set forth our contractual obligations as of December 31, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

		2007 and
	2006	beyond
Operating lease obligations	$8	$—
Capital lease obligations (1)	1,038	—
Supplemental executive retirement plan obligations (2)	486	749

Total contractual obligations	$1,532	$749

(1)	We have made no payments to the lessor in connection with the leased assets since the first quarter of 2002. This amount represents our entire potential liability under the lease. This liability remains on our consolidated balance sheets.

(2)	Amount of benefits owed and payment periods are dependent upon a number of factors, among them the life expectancies of the participants. In December of 2005 we reached an agreement with one participant to settle his entire claim for $375,000. In January of 2006 we paid the entire amount of $375,000 which is included in the 2006 executive retirement plan obligation above. In connection with this settlement we recognized a gain of $602,000 which is reflected as a reduction to general and administrative expense in our consolidated statements of operations for the year ended December 31, 2005.
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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2005, we had approximately $2.1 million in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.
     As of December 31, 2005, we did not have any outstanding bank borrowings.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Maxicare Health Plans, Inc.
     We have audited the accompanying consolidated balance sheet of Maxicare Health Plans, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that Maxicare Health Plans, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company no longer has operations, has incurred recurring net losses and deficiencies in working capital and shareholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.
/s/ MARCUM & KLIEGMAN LLP
New York, New York
April 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Maxicare Health Plans, Inc.
     We have audited the accompanying consolidated balance sheets of Maxicare Health Plans, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxicare Health Plans, Inc and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
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
/s/ ERNST & YOUNG LLP
Los Angeles, California
April 1, 2005

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands
	except par value)
ASSETS
Current Assets
Cash and cash equivalents	$2,135	$3,345
Other current assets	2	22

Total Assets	$2,137	$3,367

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Capital lease obligation	$1,038	$1,038
Notes payable	2,318	2,319
Current portion of executive retirement benefits payable	486	—
Accrual for provider and litigation settlements	2,000	2,000
Other current liabilities	910	861

Total Current Liabilities	6,752	6,218
Long-Term Portion of Executive Retirement Benefits Payable	749	1,837

Total Liabilities	7,501	8,055

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $.01 par value — 80,000 shares authorized, 9,992 shares issued; 9,989 shares outstanding	100	100
Additional paid-in capital	283,464	283,464
Accumulated deficit	(288,928)	(288,252)

Total Shareholders’ Deficiency	(5,364)	(4,688)

Total Liabilities and Shareholders’ Deficiency	$2,137	$3,367

The accompanying notes are an integral part of these consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands
	except per share data)
Revenues
Investment income	$74	$39	$33
Other income	—	9	3,471

Total Revenues	74	48	3,504

Expenses
Health care expenses (credits)	—	—	(1,146)
Salary, general and administrative expenses	1,115	1,279	1,833
(Benefit) charge for litigation and management settlements	(365)	—	75

Total Expenses	750	1,279	762

Income (loss) before income taxes	(676)	(1,231)	2,742
Income tax provision	—	—	—

Net income (loss)	$(676)	$(1,231)	$2,742

Basic income (loss) per common share	$(0.07)	$(0.12)	$0.28

Weighted average number of common shares outstanding	9,989	9,989	9,867

Diluted income (loss) per common share	$(0.07)	$(0.12)	$0.28

Weighted average number of common and common dilutive potential shares outstanding	9,989	9,989	9,867

The accompanying notes are an integral part of these consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Amounts in thousands)

				Notes		Accumulated
	Number of		Additional	Receivable		Other
	Common	Common	Paid-in	from	Accumulated	Comprehensive
	Shares	Stock	Capital	Shareholders	Deficit	Income	Total
Balances at December 31, 2002	9,742	$98	$283,466	$(3,408)	$(289,763)	$0	$(9,607)

Net income					2,742		2,742

Common shares issued to settle litigation	250	2	(2)				—
Surrender of shares	(3)
Collection of note from shareholder				3,408			3,408

Balances at December 31, 2003	9,989	100	283,464	0	(287,021)	0	(3,457)

Net loss					(1,231)		(1,231)

Balances at December 31, 2004	9,989	100	283,464	0	(288,252)	0	(4,688)

Net loss					(676)		(676)

Balances at December 31, 2005	9,989	$100	$283,464	$0	$(288,928)	$0	$(5,364)

The accompanying notes are an integral part of these consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(676)	$(1,231)	$2,742
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Benefit) charges for litigation and management settlements	(602)	—	75
Changes in operating assets and liabilities:
Decrease in estimated claims and other health care costs payable	—	—	(736)
Changes in other miscellaneous assets and liabilities	68	(785)	(2,764)

Net cash used for operating activities	(1,210)	(2,016)	(683)

Cash Flows from Investing Activities:
Loan from shareholder	—	—	3,408

Net cash provided by investing activities	—	—	3,408

Cash Flows from Financing Activities:	—	—	—

Net increase (decrease) in cash and cash equivalents	(1,210)	(2,016)	2,725
Cash and cash equivalents at beginning of year	3,345	5,361	2,636

Cash and cash equivalents at end of year	$2,135	$3,345	$5,361

The accompanying notes are an integral part of these consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Note 1 — Business Description
     Maxicare Health Plans, Inc., a Delaware corporation (“we”, “us”, “MHP”, or the “Company”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed care. As of March 15, 2002 all our operations and those of our subsidiaries were terminated. We and our subsidiaries have not engaged in any business activities since that date. At December 31, 2005 we had negative net worth of $5.4 million and a working capital deficiency of $4.6 million. See “Liquidity and Going Concern” below.
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
Liquidity and Going Concern
     At December 31, 2005 we had a consolidated working capital deficiency of approximately $4.6 million, and a deficiency in shareholders’ equity of approximately $5.4 million. Furthermore, of our total cash and cash equivalents of $2.1 million at December 31, 2005, $0.2 million was held at Health Care Assurance Company, Ltd. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.
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

Use of Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents
     We consider all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.
     Cash and cash equivalents consist of the following at December 31:

	2005	2004
	(Amounts in
	thousands)
Cash	$572	$72
Money market funds	1,563	3,273

	$2,135	$3,345

Stock Based Compensation
     At December 31, 2005, we had several stock-based employee compensation plans as described in Note 4. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.
     We currently utilize the Black-Scholes standard option pricing model to measure the fair value of the stock options granted to employees. Since all outstanding options have vested in prior years and no options have been granted since 2000, the net income (loss) as reported equals the net income (loss) if we had applied the fair value disclosure provisions under SFAS No. 148.
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
Net Income(Loss) Per Common Share
     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to stock options with an exercise price less than the average market price for the period. The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands except per share values)
Basic income (loss) per share of common stock:
Numerator — net income (loss)	$(676)	$(1,231)	$2,742

Denominator — Weighted average number of common shares outstanding	9,989	9,989	9,867

Basic income (loss) per common share	$(0.07)	$(0.12)	$0.28

Diluted income (loss) per share of common stock:
Numerator — net income (loss)	$(676)	$(1,231)	$2,742

Denominator — Weighted average number of common and common dilutive shares outstanding	9,989	9,989	9,867

Diluted income (loss) per common share	$(0.07)	$(0.12)	$0.28

     Stock options are excluded from the calculation of the weighted average number of dilutive shares outstanding for 2005, 2004 and 2003 because the inclusion of stock options would have an anti-dilutive effect.
Restrictions on Fund Transfers
     Health Care Assurance Company, Ltd., our wholly-owned subsidiary, holds $0.2 million of our cash. The transfer of cash to MHP from Health Care Assurance Company, Ltd. requires the approval of regulatory authorities.
Concentrations of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Our funds are managed within the guidelines established by the board of directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. As of December 31, 2005, we believe that we had no significant concentrations of credit risk in our cash equivalents.
     As of December 31, 2005, we had a cash balance in a financial institution in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.
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
(Benefit) Charge for Litigation and Management Settlements
     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives, all of whom are no longer employed by us (see “Note 6 — Employee Benefit Plans”). In December of 2005 we reached an agreement with one participant to settle his entire claim for $375,000. In January of 2006 we paid the entire amount of $375,000. In connection with this settlement we recognized a gain of $602,000 which is reflected as a benefit for litigation and management settlements in our Consolidated Statements of Operations for the year ended December 31, 2005. At December 31, 2005 our liability in connection with this settlement ($375,000) was included in the current portion of executive retirement benefits payable on our Consolidated Balance Sheets.
     In or about December 2004, three former employees of our Indiana HMO commenced an action against us in which they claimed that we breached a severance agreement with each of them. During the second quarter of 2005, this action was settled and discontinued with prejudice. We recognized expense of $237,000 in connection with the settlement. This amount was paid later in 2005.
     In 2003 we recognized a benefit of $580,000 in connection with the settlement of a dispute regarding a Services Agreement for Back Office Administration that we had previously entered into for the benefit of our subsidiaries; we recognized expense of $405,000 in connection with the settlement of an action brought by a former executive; and we recognized expense of $250,000 for a cash payment made in connection with the settlement of a dispute involving an information services contract that we had previously entered into. In connection with this last settlement, we issued 250,000 shares of our common stock to another party. No cost was recorded in the Consolidated Statements of Operations for the shares issued since the fair value of the shares was immaterial. In connection with these settlements we recognized expense of $75,000 which is reflected as a charge for litigation and management settlements in our Consolidated Statements of Operations for the year ended December 31, 2003.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 31, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. While SFAS No. 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R effective January 1, 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.
Note 3 — Commitments and Contingencies
Notes Payable
     In connection with our Chapter 11 bankruptcy, in December 1990 we issued certain notes to members of various creditor classes pursuant to the Plan of Reorganization. Certain of those notes, amounting to $2.318 million, have yet to be presented for payment. Accordingly, the liability for these notes remains on our Consolidated Balance Sheets at December 31, 2005 and 2004. The Company, based upon the recent investigation and advice of counsel, believes that a number of issues surrounding the closing of the bankruptcy raise substantial legal defenses to payment to these note holders.
Accrual For Provider and Litigation Settlements
     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Commissioner”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Commissioner’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. Pre-trial discovery has not been completed. We believe that the claims against us are without merit and intend to vigorously defend the suit. At December 31, 2005 and 2004 we have accrued a liability of $1.0 million on our Consolidated Balance Sheets for this matter.
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with Medimpact Healthcare Systems, Inc. (“Medimpact”). The PBM Agreement called for Medimpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM agreement called for the Company to reimburse Medimpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO being placed in rehabilitation and the California HMO’s bankruptcy, Medimpact allegedly has not received reimbursement for certain prescriptions filled on behalf of the members of those subsidiaries. Although it has yet to do so, Medimpact may seek reimbursement from us for such costs in an amount not presently known. We, in turn, believe that we have claims against Medimpact for rebates due to us. At December 31, 2005 and 2004 we have accrued a liability of $1.0 million on our Consolidated Balance Sheets for this matter.
     The ultimate resolution of either matter discussed above could differ materially from our expectations and affect our consolidated financial position, results of operations and cash flows.
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
     Other than those noted elsewhere in this report, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, such creditors may file claims against us in the future.
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
Leases
     We have operating leases for certain equipment. The lease for our office space is on a month-to-month basis. Rental expense is recognized on a straight-line basis and totaled $27,000, $142,000 and $200,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     In the first quarter of 2002 we determined that the termination of our business operations eliminated our need for certain equipment held under capital lease agreements. In January 2002 we returned that equipment to the lessor. We removed the leased assets from our balance sheet via a $1.0 million impairment charge in the first quarter of 2002. We have made no payments to the lessor in connection with the leased assets since the first quarter of 2002. The capital lease obligation reported as a current liability on our Consolidated Balance Sheets represents the entire unpaid amount of scheduled payments due in accordance with the lease agreements through their termination effective June 30, 2005.

     Future minimum lease commitments for noncancelable leases at December 31, 2005 were as follows:

	Operating	Capitalized
	Leases	Leases
	(Amounts in thousands)
2006	$8	$1,038
2007 and beyond	—	—

Total minimum obligations	$8	1,038

Amount representing interest		(145)

Less current obligations		(893)

Long-term obligations		$—

Note 4 — Capital Stock
     We are authorized to issue 80,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The board of directors has the right to determine the rights, preferences and privileges of one or more series of preferred stock. The board of directors has created two series of preferred stock — Series A Convertible Cumulative Preferred Stock, consisting of 2,500,000 shares, and Series B Preferred Stock, consisting of 500,000 shares. As of December 31, 2005, there were no shares of either series of preferred stock outstanding.
     At December 31, 2005, 9,991,926 shares of common stock were issued and outstanding; 143,000 shares were reserved for stock options (all of which had vested); and 87,000 shares were reserved for the exercise of warrants. Warrants having an exercise price of $7.50 per share for 81,000 shares expire on November 3, 2007. Warrants having an exercise price of $6.25 per share for 6,000 shares expire on January 3, 2006.
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
Stock Option Plans
     In July 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). Under the 1995 Plan, we may issue up to 200,000 nonqualified or incentive stock options to directors, officers and other employees. In June 1999, our shareholders approved the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, we may issue up to 150,000 nonqualified or incentive stock options to directors, officers and other employees. In September 2000, our shareholders approved the 2000 Stock Option Plan (the “2000 Plan”). Under 2000 Plan, we may issue up to 800,000 nonqualified or incentive stock options to directors, officers and other employees. Under the 1995 Plan, the 1999 Plan and the 2000 Plan, stock options granted to date have been nonqualified stock options which expire no later than 10 years from the date of grant. Stock options granted to date under the 1995 Plan, the 1999 Plan and the 2000 Plan have been at an exercise price equal to or greater than the fair market value of the stock at the date of grant.
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
     A summary of our stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding beginning of year	202	$16.69	207	$16.86	209	$16.91
Granted	0		0		0
Exercised	0		0		0
Forfeited	(3)	22.39	(5)	23.29	(2)	22.28
Expired	(56)	36.44
Outstanding end of year	143	8.84	202	16.69	207	16.86

Exercisable end of year	143	8.84	202	16.69	207	16.86

     The following table summarizes information about stock options outstanding at December 31, 2005:

				Options Exercisable
	Options Outstanding			Number
	Number	Weighted-Average		Exercisable
	Outstanding	Remaining		at
	at 12/31/05	Contractual Life	Weighted-Average	12/31/05	Weighted-Average
Range of Exercise Prices	(000)	(# of Months)	Exercise Price	(000)	Exercise Price
$5.00 - $5.94	112	58	$5.00	112	$5.00
$22.50 - $30.00	31	45	22.72	31	22.72

$5.00 - $30.00	143	55	8.84	143	8.84

Note 5 — Income Taxes
     The provision (benefit) for income taxes at December 31 consisted of the following:

	2005	2004	2003
	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

	0	0	0

Deferred:
Federal	—	—	—
State	—	—	—

	0	0	0

Provision for income taxes	$0	$0	$0

     The federal and state deferred tax liabilities (assets) are comprised of the following at December 31:

	2005	2004
	(Amounts in thousands)
Noncurrent deferred tax assets:
Net operating loss carryforwards (NOLs)	$(66,032)	$(67,718)
Other	(1,033)	(1,033)

Gross deferred tax assets	(67,065)	(68,751)
Deferred tax assets valuation allowance	67,065	68,751

Deferred tax assets	$0	$0

     The differences between the benefit for income taxes at the federal statutory rate of 34% and that shown in the Consolidated Statements of Operations are summarized as follows for the years ended December 31:

	2005	2004	2003
	(Amounts in thousands)
Tax provision (benefit) at statutory rate	$(230)	$(419)	$934
State income taxes	1	4	4
Utilization of NOLs	—	—	(938)
Limitation on current-year tax benefit due to unrealized NOLs	229	415	—

Income tax provision	$0	$0	$0

     At December 31, 2005, we had NOLs for federal tax purposes expiring as follows (amounts are in millions):

Year of Expiration	NOL
2006	$2.1
2007	1.1
2012	25.7
2018	73.8
2019	3.8
2020	19.5
2021	3.3
2022	2.7
2023	56.8
2024	2.1
2025	0.7

Total NOL carryforwards	$191.6

The NOLs presented above exclude certain additional benefits that may be realized upon the ultimate disposition of the Indiana HMO and Maxicare Life and Health Insurance Company, Inc.
     On December 5, 1990 (the “Effective Date”) the Company emerged from protection under Chapter 11 pursuant to our joint plan of reorganization, as modified (the “Reorganization Plan”). Upon the Effective Date of the Reorganization Plan, we experienced a “change of ownership” pursuant to applicable provisions of the Internal Revenue Code (the “IRC”). As a result of the ownership change, our pre-change NOLs of approximately $7.2 million are subject to limitation under provisions of Section 382 of the IRC. We are unable to quantify to what extent, if any, we may be able to fully utilize our remaining pre-change NOLs prior to their expiration. Should we experience a second “change of ownership,” the limitation under Section 382 of the IRC on NOLs would be recalculated.
     We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of the related tax benefit in the future.
     Accordingly, we have reserved the full amount of the deferred tax assets at December 31, 2005. Deferred taxes will be recorded when realized in income tax returns. Any future benefits from a reduction of the valuation allowance will reduce our income tax expense.
Note 6 — Employee Benefit Plan
We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives selected by the Board, all of whom are no longer employed by us. Benefits are based on years of service and average compensation in the last three years of employment. No executives who joined us subsequent to January 1, 1997 are participants in the SERP. No expense was recognized for the years ended December 31, 2005, 2004 and 2003. In 2003, we settled the SERP liability due to our former chief financial officer. In December of 2005 we reached an agreement with our former chief executive officer to settle his entire claim for $375,000. In January of 2006 we paid the entire amount of $375,000. In connection with this settlement we recognized a gain of $602,000 which is reflected as a reduction to general and administrative expense in our consolidated statements of operations for the year ended December 31, 2005. The total liability (current and long-term) recorded in connection with the SERP at December 31, 2005 is $1,235,000. In December 2004, the Compensation Committee of our Board of Directors, as allowed by certain provisions of the supplemental executive retirement plan, suspended payments under the plan through December 2005. In February 2006, the Compensation Committee of the Board of Directors Payments further suspended payments under the plan through December 2006.

Note 7 — Quarterly Results of Operations (Unaudited)
     The following is a tabulation of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2005
Revenues	$17	$19	$18	$20
Net income (loss)	(267)	(506)	(260)	357
Net income (loss) per common share:
Basic	$(0.03)	$(0.05)	$(0.03)	$0.04
Diluted	$(0.03)	$(0.05)	$(0.03)	$0.04
2004
Revenues	$8	$7	$18	$15
Income (loss)	(321)	(256)	(537)	(117)
Net income (loss) per common share:
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.01)
Note 8 — Condensed Financial Information of Registrant
The net assets of Health Care Assurance Company, Ltd. are restricted and exceeded 25% of the consolidated net assets of the Company at December 31, 2004. The following are the condensed balance sheets, statements of operations and cash flows of the Registrant and accompanying notes.
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts In thousands)
Current Assets
Cash and cash equivalents	$1,959	$2,181
Other current assets	2	22

Total Current Assets	1,961	2,203
Investment in Subsidiaries	215	1,177

Total Assets	$2,176	$3,380

Current Liabilities
Amounts due to subsidiaries	$39	$38
Other current liabilities	6,752	6,193

Total Current Liabilities	6,791	6,231
Other Long-Term Liabilities	749	1,837

Total Liabilities	7,540	8,068

Commitments and Contingencies
Total Shareholders’ Equity	(5,364)	(4,688)

Total Liabilities and Shareholders’ Equity	$2,176	$3,380

See notes to condensed financial information of registrant.

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Revenues
Equity in earnings (losses) of subsidiaries	$38	$(30)	$1,099
Investment income	44	23	16
Other income	—	9	3,471

Total revenues	82	2	4,586

Expenses
Salary, general and administrative expenses	1,123	1,233	1,769
Impairment of capital assets	—	—	—
Charges for litigation and management settlements	(365)	—	75
Depreciation and amortization	—	—	—

Total Expenses	758	1,233	1,844

Income (loss) from operations	(676)	(1,231)	2,742
Income tax provision	—	—	—

Net income (loss)	$(676)	$(1,231)	$2,742

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(676)	$(1,231)	$2,742
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash (benefit) charges for litigation and management settlements	(602)	—	75
Equity in (earnings) losses of subsidiaries	(38)	30	(1,099)
Changes in other assets and liabilities	94	(785)	(2,521)

Net cash used for operating activities	(1,222)	(1,986)	(803)

Cash Flows from Investing Activities:
Loans to shareholders	—	—	3,408
Capital contributions to subsidiaries, net	—	—	(233)
Dividends received from subsidiaries	1,000	1,300	312

Net cash provided by investing activities	1,000	1,300	3,487

Net increase (decrease) in cash and cash equivalents	(222)	(686)	2,684
Cash and cash equivalents at beginning of year	2,181	2,867	183

Cash and cash equivalents at end of year	$1,959	$2,181	$2,867

See notes to condensed financial information of registrant.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Note A — General
     The condensed financial information of the registrant (“MHP”) should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements.
Note B — Disposition of Subsidiaries
     On May 25, 2001, the California HMO filed for Chapter 11 bankruptcy protection. On March 14, 2003 the Bankruptcy Court issued an order confirming the liquidating Plan of the California HMO. Effective March 24, 2003 the effective control of this entity passed to a Board of Directors outside the control of the registrant. We will not receive any distribution of assets from the California HMO.
     The Indiana HMO is incorporated under the laws of the state of Indiana and is primarily regulated by the Indiana Department of Insurance. On May 4, 2001, the Indiana Department of Insurance placed the Indiana HMO into rehabilitation. The Indiana HMO was formally placed into liquidation on July 3, 2001. We are very unlikely to receive any distribution of assets from the Indiana HMO.
     Maxicare Life and Health Insurance Company, Inc. is incorporated under the laws of the state of Missouri and is primarily regulated by the Missouri Department of Insurance. On March 9, 2001 we contributed the capital stock of Maxicare Life and Health Insurance Company, Inc. to the Indiana HMO. On May 24, 2001 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. under administrative supervision. On January 28, 2002 the Missouri Department of Insurance placed Maxicare Life and Health Insurance Company, Inc. into rehabilitation. On March 4, 2003 the Board of Directors of Maxicare Life and Health Insurance Company, Inc. agreed to its liquidation. We may or may not receive any distribution of assets from Maxicare Life and Health Insurance Company, Inc.
     As a result of these events, equity in earnings (losses) of these subsidiaries have been excluded from the Condensed Statements of Operations of the Registrant in each of the three years ended December 31, 2005.
Note C — Dividends
     During 2005, 2004 and 2003, the Registrant received $1,000,000 and $1,300,000 and $312,000 in dividends from Health Care Assurance Company Limited, which have been approved by the regulatory authorities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Ernst & Young LLP (“E&Y”), resigned as our independent registered public accounting firm effective upon the filing by the Company of our Form 10-Q quarterly report for the quarter ended September 30, 2005.
There were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report.
Effective January 18, 2006, we engaged Marcum & Kliegman LLP (“M&K”) as our independent registered public accounting firm for the year ended December 31, 2005. The engagement had been unanimously approved by the Audit Committee of our Board of Directors.
Since January 1, 2003 through the date of such engagement, we have not consulted with M&K regarding (i) the application of accounting principles to any transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-B, or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

Item 9A. Controls and Procedures
     Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
     Management is aware that there is a lack of segregation of duties at the Company which constitutes a significant deficiency in the internal controls. The Company’s chief financial officer works closely with the Company’s chief executive officer to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. In the past, management had decided that considering the control procedures in place and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The following table sets forth certain information concerning our directors and executive officers as of March 17, 2006:

NAME	AGE	POSITION
Paul R. Dupee, Jr.	62	Chief Executive Officer and Chairman of the Board of Directors
George H. Bigelow	63	Director
John H. Gutfreund	76	Director
Simon J. Whitmey	59	Director
Patricia A. Fitzpatrick	54	Treasurer and Secretary
Joseph W. White	47	Vice President, Chief Financial Officer and Director
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
     The Audit Committee consists of three independent directors: Mr. Bigelow, Mr. Gutfreund and Mr. Whitmey. Mr. Whitmey is chairman of the Audit Committee. The audit committee met with our independent auditors and chief financial officer prior to the filing of our Form 10-K annual report to review the 2005 audited financial statements. We have designated Mr. Bigelow as our Audit Committee financial expert.

     The Compensation Committee, which is composed of Mr. Bigelow, Mr. Whitmey and Mr. Dupee, serves as the stock option committee for our stock option plans and approves any employment agreements with management and changes in compensation for our executive officers. The Compensation Committee did not grant any options or rights during 2005. Mr. Dupee is our Chief Executive Officer.
     During 2005, the Board of Directors and the Audit Committee each held four meetings. Our Compensation Committee did not meet in 2005.
     During 2005, all of our directors attended at least 75% of the meetings of the board and any committee of which they are members.
Code of Ethics
     We have adopted a code of ethics. A copy of our code of ethics can be obtained without charge by writing to Maxicare Health Plans, Inc., Code of Ethics, Attn: Patricia Fitzpatrick, 14241 East Firestone Boulevard, La Mirada, California, 90638.
Item 11. Executive Compensation
     Shown below is information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2005, 2004 and 2003, of (i) our chief executive officer and (ii) the other two executive officers for 2005:
SUMMARY COMPENSATION TABLE

				LONG-TERM
				COMPENSATION
		ANNUAL COMPENSATION		STOCK
				OPTIONS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARDS(#)	COMPENSATION
Paul R. Dupee	2005	$—			$33,000
Chief Executive Officer	2004	$—			$34,500
	2003	$—			$32,250
Patricia A. Fitzpatrick, Treasurer	2005	$194,273	$46,580		$5,400
	2004	$201,462	$25,000		$13,699
	2003	$165,000			$18,025
Joseph W. White	2005	$—			$69,925
Vice President and	2004	$—			$73,938
Chief Financial Officer	2003	$—			$74,750
     Annual salary for 2005, 2004 and 2003 for Ms. Fitzpatrick includes amounts paid to her by Maxicare, the Company’s California HMO, and Maxicare Life and Health Insurance Company, Inc. (in 2003 only) pursuant to formal agreements with each of those entities. Substantially all compensation for Ms. Fitzpatrick in 2003 (approximately 90%) was paid by the California HMO and Maxicare Life and Health Insurance Company, Inc. Approximately 70% of Ms. Fitzpatrick’s salary was paid by the California HMO in 2004. Approximately 48% of Ms. Fitzpatrick’s salary was paid by the California HMO in 2005. “All Other Compensation” earned by Ms. Fitzpatrick in 2004 and 2003 consisted of a creditor claim paid to her by the California HMO. Effective August 28, 2005 Ms. Fitzpatrick resigned as an employee of the Company. On that date, she entered into a consulting agreement with the Company that calls for her to be compensated for her services at the rate of $100 per hour. “All Other Compensation” earned by Ms. Fitzpatrick in 2005 consisted of fees earned pursuant to her consulting agreement. Bonus earned by Ms. Fitzpatrick earned in 2005 was paid by Maxicare. Bonus earned by Ms. Fitzpatrick in 2004 was paid by the Company.
     Mr. Dupee earned no salary or bonus in 2005, 2004 or 2003. “All Other Compensation” earned by Mr. Dupee in 2005, 2004 and 2003 is comprised of director fees.
     Effective August 9, 2002, Mr. White resigned as a full-time employee of the Company. On that date, he entered into a consulting agreement with the Company that calls for him to be compensated for his services at the rate of $125 per hour, with a minimum weekly payment of $500. Commencing August 1, 2002 Mr. White also became eligible for compensation as a director of the Company. “All Other Compensation” earned by Mr. White in 2005 is comprised of consulting fees of approximately $36,925 and Director fees of $33,000. “All Other Compensation” earned by Mr. White in 2004 is comprised of consulting fees of approximately $40,188 and Director fees of $33,750. “All Other Compensation” earned by Mr. White in 2003 is comprised of consulting fees of approximately $42,500 and Director fees of $32,250.

Option Grants
     There were no stock option grants in 2005.
Option Exercises and Fiscal Year-end Values
     Officers listed in the Summary Compensation Table exercised no options in 2005. Shown below is information with respect to unexercised options to purchase common stock held by those officers at December 31, 2005.

	NUMBER OF UNEXERCISED		VALUE OF UNEXERCISED
	OPTIONS HELD AT		IN-THE-MONEY OPTIONS AT
	DECEMBER 31, 2004		DECEMBER 31, 2004(1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Paul R. Dupee, Jr.	131,000	0	$0	$0
Joseph W. White	20	0	$0	$0

(1)	Based on the closing price on the Over the Counter Bulletin Board on December 31, 2005 of $0.20 per share, none of the options were in-the-money.
Compensation of Directors
     During 2005, outside directors received compensation for their services as directors. These directors were George H. Bigelow, John H. Gutfreund and Simon J. Whitmey. During 2005, Mr. Bigelow received $36,000; Mr. Whitmey received $36,000; and Mr. Gutfreund received $36,000. During 2006, the Company’s directors will receive cash compensation for their services in the amount of $30,000 per year, plus $750 per meeting attended. In addition, directors are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their service as directors of the Company.
     There were no grants of stock options in 2005, 2004 or 2003. Previously, the outside directors have received options to purchase shares of common stock at an exercise price equal to the market price at the date of grant. Set forth below is a schedule of the options that have been granted to our present non-employee directors:

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
Compensation Committee Interlocks and Insider Participation
     Paul R. Dupee, Jr., our chief executive officer, served as an ex-officio member of the compensation committee for 2005. Mr. Dupee did not participate in any decisions regarding his own compensation as an executive officer, which was determined by our board of directors, with Mr. Dupee not participating.

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table and discussion provides information as to the shares of common stock beneficially owned on March 17, 2006 by:
•	each director;

•	our chief executive officer and our other executive officers;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all officers and directors as a group.
     No person is known to us to beneficially own 5% or more of our Common Stock.

NAME	SHARES	PERCENT
Paul R. Dupee, Jr.	281,020	2.8%
John H. Gutfreund	4,000	*
George H. Bigelow	11,150	*
Simon J. Whitmey	7,000	*
Joseph W. White	20	*
All Directors and Executive Officers as a group (6 individuals)	303,190	3.0%

*	less than one percent
     The number of shares owned by our directors and officers shown in the table include shares of common stock which are issuable upon the exercise of options and warrants that are exercisable on March 17, 2006 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for those of our directors and officers named in the foregoing table and for all officers and directors as group.

Paul Dupee	131,000
George Bigelow	4,000
John Gutfreund	4,000
Simon Whitmey	4,000
Joseph W. White	20
All officers and directors as a group (5 individuals holding stock options)	143,020
Item 13. Certain Relationships and Related Transactions
     None.

Item 14. Principal Accounting Services and Fees
Ernst & Young, LLP served as our Independent Registered Public Accountant during 2004 and through the filing by the Company of our Form 10-Q quarterly report for the quarter ended September 30, 2005. Effective January 18, 2006, we engaged Marcum & Kliegman LLP (“M&K”) as our independent registered public accounting firm for the year ended December 31, 2005. Fees earned by Ernst & Young LLP for the years ended December 31, 2005 and 2004 were as follows:

	December 31
	2005	2004
Audit Fees including our annual audit and review of our quarterly reports on Form 10-Q	$32,583	$68,490
Audit Related Fees including employee benefit plan audit and accounting consultations	$29,158	$21,200
Tax Fees	—	—
All Other Fees	—	—
Audit fees earned by Marcum and Kliegman LLP through March 17, 2006 for services related to the year ended December 31, 2005 were $50,000.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—At December 31, 2005 and 2004
Consolidated Statements of Operations—Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)—Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
(2) Exhibits

2.1	Bankruptcy Court Stipulation. Incorporated by reference from the Company’s Report on Form 8-K dated June 8, 2001.

3.1	Charter of Maxicare Health Plans, Inc., a Delaware corporation as amended through December 31, 2000. Incorporated by reference from the Company’s Registration Statement on Form 10, declared effective March 18, 1991.

3.2	Bylaws of Maxicare Health Plans, Inc. in effect at December 31, 2000. Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Rights Agreement, dated as of February 24, 1998, between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Certificate of Designation of Series B Preferred Stock of Maxicare Health Plans, Inc., as Exhibit B thereto, the Form of Right Certificate, Form of Assignment, and Form of Election to Purchase, and as Exhibit C thereto, the Summary of Rights Agreement. Incorporated by reference from the Company’s Report on Form 8-K dated February 24, 1998.

4.2	First Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of October 9, 1998. Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

4.3	Second Amendment to Rights Agreement of Maxicare Health Plans, Inc., entered into by and between Maxicare Health Plans, Inc. and American Stock Transfer & Trust Company as of June 6, 2000. Incorporated by reference from the Company’s Registration Statement on Form S-2 (No. 333-4150) as filed with the Securities and Exchange Commission on July 14, 2000.

14.1	Code of Ethics of Maxicare Health Plans, Inc. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — Marcum and Kliegman LLP

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.
Chief Executive Officer
Date: April 12, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ PAUL R. DUPEE, JR. Paul R. Dupee, Jr.	Chairman and Director Principal Executive Officer	April 12, 2006

/s/ Joseph W. White Joseph W. White	Chief Financial Officer and Director Accounting Officer	April 12, 2006

/s/ George H. Bigelow George H. Bigelow	Director	April 12, 2006

/s/ John H. Gutfreund John H. Gutfreund	Director	April 12, 2006

/s/ Simon J. Whitmey Simon J. Whitmey	Director	April 12, 2006