Form 10QSB
period 2006-03-31
MAXICARE HEALTH PLANS INC
filed 2006-05-15
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number:0-12024

Maxicare Health Plans, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3615709 (I.R.S. Employer Identification No.)

14241 East Firestone Boulevard, La Mirada California (Address of principal executive offices)	90638 (Zip Code)
(562) 293-4064
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 15, 2006 was 9,961,926.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements.
MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except par value)
(Unaudited)
March 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$1,276
Other current assets	2

Total Assets	$1,278

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Capital lease obligation	$1,038
Notes payable	2,318
Current portion of executive retirement benefits payable	125
Accrual for provider and litigation settlements	2,000
Other current liabilities	819

Total Current Liabilities	6,300
Long-Term Portion of Executive Retirement Benefits Payable	735

Total Liabilities	7,035

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and 9,962 shares outstanding	100
Additional paid-in capital	283,464
Accumulated deficit	(289,321)

Total Shareholders’ Deficiency	(5,757)

Total Liabilities and Shareholders’ Deficiency	$1,278

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months
	ended
	March 31,
	2006	2005
Revenues
Investment income	$15	$17

Total Revenues	15	17

Expenses
Salary, general and administrative expenses	408	284

Total Expenses	408	284

Loss before income taxes	(393)	(267)

Income tax provision	—	—

Net loss	$(393)	$(267)

Net loss per common share:
Basic loss per common share:
Basic loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding	9,962	9,962

Diluted loss per common share:
Diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of common and common dilutive potential shares outstanding	9,962	9,962

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months
	ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(393)	$(267)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in liabilities	(466)	(16)

Net cash used for operating activities	(859)	(283)

Net decrease in cash and cash equivalents	(859)	(283)
Cash and cash equivalents at beginning of period	2,135	3,345

Cash and cash equivalents at end of period	$1,276	$3,062

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business Description
     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At March 31, 2006 we had a negative net worth of $5.8 million and a working capital deficiency of $5.0 million. See Note 2 below.
     All significant subsidiaries formerly operated by MHP (the California and Indiana HMOs and Maxicare Life and Health Insurance Company, Inc.) were placed into bankruptcy, rehabilitation and administrative supervision, respectively, in May of 2001 and are currently in liquidation. Accordingly, these former subsidiaries were no longer included in our consolidated financial statements after May 2001. We will receive no distribution of assets from any of these entities.
     We own Health Care Assurance Company, Ltd. (“HCAC”), a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. We are in the process of liquidating HCAC. In April 2006, after receiving regulatory approval, we transferred all remaining cash held by HCAC to MHP. All cash held by HCAC at March 31, 2006 is included in our Condensed Consolidated Balance Sheet.
Note 2 — Liquidity and Going Concern Issues
     At March 31, 2006, MHP and subsidiaries (collectively “we,” “us,” “our,” or the “Company”) had a negative net worth of $5.8 million and a working capital deficiency of $5.0 million. As noted above, we have had no continuing business activities after March 15, 2002. We had only $1.276 million in cash at March 31, 2006. At May 1, 2006 we had only approximately $0.4 million in cash, principally as the result of paying $750,000 on that date in the anticipated settlement of certain litigation. See Note 4 below.
     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.
     Management is exploring possible strategies to realize any possible value remaining in the Company; however, given our deteriorating cash position, our financial condition, our stock price and the claims against us, it is very possible that management will not be successful in these efforts, and we may seek protection under the Bankruptcy Code.
Note 3 — Basis of Presentation and Significant Accounting Policies
     The accompanying unadited financial statements are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principle generally accepted in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Basis of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. are not consolidated. HCAC is our only consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.

Accounting Policies
     For further information on the Company and our accounting policies refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Net Loss per Share
     The denominator used in calculating both basic and diluted loss per share in the Consolidated Statements of Operations is the weighted average number of shares outstanding for each period indicated. All potentially dilutive securities, consisting solely of employee stock options, were antidilutive for each of the periods presented in the Consolidated Statements of Operations.
Stock-Based Compensation
     Through December 31, 2005 we accounted for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     While SFAS 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options.
     No stock-based compensation expense was recorded for the three months ended March 31, 2006 or March 31, 2005.
Note 4 — Commitments and Contingencies
     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Liquidator”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana (the “Liquidation Court”) against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Liquidator’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. At March 31, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
     On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. In material part, pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice. The settlement is subject to ratification by the Liquidation Court, and if it is not ratified, it would be unwound and the $750,000 may be returned to us. As noted above, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter. If and when the Liquidation Court ratifies the proposed settlement for $750,000, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.

     Also on May 1, 2006, we and the Liquidator entered into a second agreement, pursuant to which we waived and released any claims we might have to any assets or surplus of Maxicare Life and Health Insurance Company and also waived and released, subject to certain conditions as set forth in the agreement, any claims we might have to any pharmacy rebates arising out of prescriptions filled for current or former members of prescription plans for Maxicare Indiana, Inc.
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but claimed it has a right to, reimbursement from us for certain prescriptions filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions that were filled for members under the prescription plans for the subsidiaries. At March 31, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
     On May 4, 2006, MedImpact, among others, filed a Joint Petition with the Liquidation Court, which is subject to the Liquidation Court’s approval and which, among other things, provides for an exchange of general releases between MedImpact and us. If the Joint Petition is approved, we and MedImpact will exchange general releases, in which case, we will reverse the accrued liability of $1.0 million and release our claim to any pharmacy rebates from MedImpact.
     The ultimate resolution of any matter discussed above could differ materially from our expectations and affect our consolidated financial position, results of operations and cash flows.
     Other than those noted above, no claims have been filed against us by the creditors of Maxicare Life and Health Insurance Company, Inc., the California HMO or the Indiana HMO. However, such creditors may file claims against us in the future.
     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives, all of whom are no longer employed by us. In December 2005 we reached an agreement with one participant to settle his entire claim for $375,000. At December 31, 2005 our liability in connection with this settlement ($375,000) was included in the current portion of executive retirement benefits payable in our Consolidated Balance Sheet. In January 2006 we paid the entire amount of $375,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations, Rehabilitation and Bankruptcy
Current Status
     We have had no active business since March 15, 2002 and have no reasonable prospects of obtaining or generating any active business. We have no means of generating additional cash.
     We are exploring possible strategies to realize any possible value remaining in the Company. We are in the process of liquidating Health Care Assurance Company, Ltd. Because of our financial condition and the claims of our creditors, we may seek protection under the Bankruptcy Code.
Liquidity and Working Capital Deficiency
     As noted above, we have terminated all operations. At March 31, 2006, we had a negative net worth of approximately $5.8 million and a consolidated working capital deficiency of approximately $5.0 million. At May 1, 2006 we had only approximately $400,000 in cash.
Commitments and Contingencies
     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Liquidator”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana (the “Liquidation Court”) against us. On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. In material part, pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties have exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice. The settlement is subject to ratification by the Liquidation Court, and if it is not ratified, it would be unwound and the $750,000 may be returned to us. We have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter. If and when the Liquidation Court ratifies the proposed settlement for $750,000, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.
     Also on May 1, 2006, we and the Liquidator entered into a second agreement, pursuant to which we waived and released any claims we might have to any assets or surplus of Maxicare Life and Health Insurance Company and also waived and released, subject to certain conditions as set forth in the agreement, any claims we might have to any pharmacy rebates arising out of prescriptions filled for current or former members of prescription plans for Maxicare Indiana, Inc.
     On May 4, 2006, MedImpact Healthcare Systems, Inc. (“MedImpact”), among others, filed a Joint Petition with the Liquidation Court, which is subject to the Liquidation Court’s approval and, which, among other things, provides for an exchange of general releases between MedImpact and us. MedImpact has previously claimed that it has a right to reimbursement from us for certain prescriptions filled on behalf of members under the prescription plans for certain of our former subsidiaries. If the Joint Petition is approved, we and MedImpact will exchange general releases, in which case we will reverse the accrued liability of $1.0 million in our Consolidated Balance Sheet related to this matter and release our claim to any pharmacy rebates from MedImpact.
Results of Operations
The Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005
     We reported a net loss of approximately $393,000 for the quarter ended March 31, 2006 ($0.04 per share basic and diluted) and a loss of approximately $267,000 ($0.03 per share basic and diluted) for the comparable quarter of 2005. We engaged in no business activities in either 2006 or 2005. All expenses in the quarters ended March 31, 2006 and March 31, 2005 were salary, general and administrative expenses.

Contractual Obligations
     In our annual report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. Through March 31, 2006 there were no material changes to that information.
Forward Looking Statements
     The statements in this Form 10-QSB may be forward-looking statements that are subject to risks and uncertainties.
     In particular, statements in this Form 10-QSB that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, many of which are beyond our control, including, but not limited to, those identified under “Risk Factors” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-QSB, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As of March 31, 2006, we had approximately $1.3 million in cash, no marketable securities and no restricted investments. At May 1, 2006 we had approximately $0.4 million in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of March 31, 2006, we did not have any outstanding bank borrowings.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Liquidator”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana (the “Liquidation Court”) against us and the five directors of the Indiana HMO, one of whom was a director of the Company. The Commissioner amended the Complaint on February 1, 2002. The Complaint, as amended, alleges, in substance, that: (1) the directors of the Indiana HMO breached their fiduciary duty by failing to maintain a plan providing for continuation of care benefits in the event that the Indiana HMO was placed in receivership, and that the Company is also liable for such failure; (2) the Company fraudulently concealed the financial condition of the Indiana HMO; (3) the Company manipulated the finances of the Indiana HMO for the Company’s own benefit; and (4) the Company received preferential and/or fraudulent transfers of money from the Indiana HMO. While the amended Complaint requests money damages in largely unspecified amounts, we understand the Commissioner’s claims against us to be in excess of $48.0 million. All defendants answered the amended Complaint on April 5, 2002. At March 31, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
     On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. In material part, pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties have exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice. The settlement is subject to ratification by the Liquidation Court, and if it is not ratified, it would be unwound and the $750,000 may be returned to us. As noted above, we have accrued a liability of $1.0 million on our Consolidated Balance Sheet for this matter. If and when the Liquidation Court ratifies the proposed settlement for $750,000, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.
     Also on May 1, 2006, we and the Liquidator entered into a second agreement, pursuant to which we waived and released any claims we might have to any assets or surplus of Maxicare Life and Health Insurance Company and also waived and released, subject to certain conditions as set forth in the agreement, any claims we might have to any pharmacy rebates arising out of prescriptions filled for current or former members of prescription plans for Maxicare Indiana, Inc.
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., our California HMO subsidiary and our Indiana HMO subsidiary. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of our Indiana HMO subsidiary having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but has claimed it has a right to, reimbursement from us for certain prescriptions that were filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions being filled for members under the prescription plans for the subsidiaries. At March 31, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
     On May 4, 2006, MedImpact, among others, filed a Joint Petition with the Liquidation Court, which is subject to the Liquidation Court’s approval and which, among other things, provides for an exchange of general releases between MedImpact and us. If the Joint Petition is approved, we and MedImpact will exchange general releases, in which case we will reverse the accrued liability of $1.0 million and release our claim to pharmacy rebates from MedImpact.
     The ultimate resolution of any matter discussed above could differ materially from our expectations and affect our consolidated financial position, results of operations and cash flows.

Item 1A. Risk Factors
     Because we have no ongoing operations and no prospects of generating funds, we may not be able to continue in existence.
     At March 31, 2006:
•	We had a consolidated working capital deficiency of approximately $5.0 million.

•	We had a deficiency in shareholders’ equity of approximately $5.8 million.

•	Total cash and cash equivalents was $1.276 million at March 31, 2006. Total cash and cash equivalents had fallen to $0.4 million at May 1, 2006.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with a pharmacy services agreement.
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

MAXICARE HEALTH PLANS, INC (Registrant)
Date May 15, 2006	/s/ PAUL R. DUPEE, JR.
Paul R. Dupee, Jr.,
Chief Executive Officer

Date May 15, 2006	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer