Form 10QSB
period 2006-06-30
MAXICARE HEALTH PLANS INC
filed 2006-07-18
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of July 18, 2006 was 9,961,926.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements.
MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except par value)
(Unaudited)
June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$269
Other current assets	2

Total Assets	$271

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Capital lease obligation	$1,038
Notes payable	2,318
Current portion of executive retirement benefits payable	139
Accrual for provider and litigation settlements	1,250
Other current liabilities	795

Total Current Liabilities	5,540
Long-Term Portion of Executive Retirement Benefits Payable	721

Total Liabilities	6,261

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $.01 par value - 80,000 shares authorized, 9,992 shares issued and 9,962 shares outstanding	100
Additional paid-in capital	283,464
Accumulated deficit	(289,554)

Total Shareholders’ Deficiency	(5,990)

Total Liabilities and Shareholders’ Deficiency	$271

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the six months
	ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Investment income	$6	$19	$21	$36

Total revenues	6	19	21	36

Expenses
Charge for litigation and management settlements	—	237	—	237
Salary, general and administrative expenses	239	288	647	572

Total expenses	239	525	647	809

Loss before income taxes	(233)	(506)	(626)	(773)

Income tax provision	—	—	—	—

Net loss	$(233)	$(506)	$(626)	$(773)

Net loss per common share:
Loss per common share — basic:
Loss per common share	$(.02)	$(.05)	$(.06)	$(.08)

Weighted average number of common shares outstanding	9,962	9,962	9,962	9,962

Loss per common share — diluted:
Loss per common share	$(.02)	$(.05)	$(.06)	$(.08)

Weighted average number of common and common dilutive potential shares outstanding	9,962	9,962	9,962	9,962

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months
	ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(626)	$(773)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in liabilities	(1,240)	198

Net cash used for operating activities	(1,866)	(575)

Net decrease in cash and cash equivalents	(1,866)	(575)
Cash and cash equivalents at beginning of period	2,135	3,345

Cash and cash equivalents at end of period	$269	$2,770

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business Description
     Maxicare Health Plans, Inc., a Delaware corporation (“MHP”), is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At June 30, 2006 we had a negative net worth of $6.0 million and a working capital deficiency of $5.3 million. See Note 2 below.
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
     We own Health Care Assurance Company, Ltd. (“HCAC”), a captive insurer that provided certain insurance coverage to MHP and its subsidiaries. We are in the process of liquidating HCAC, which was dissolved effective June 30, 2006. In April 2006, after receiving regulatory approval, we transferred all remaining cash held by HCAC to MHP.
Note 2 — Liquidity and Going Concern Issues
     At June 30, 2006, MHP and subsidiaries (collectively “we,” “us,” “our,” or the “Company”) had a negative net worth of approximately $6.0 million and a working capital deficiency of approximately $5.3 million. As noted above, we have had no continuing business activities after March 15, 2002. We had only $269,000 in cash at June 30, 2006.
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
Note 3 — Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited financial statements are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Basis of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. are not consolidated. HCAC, which was dissolved effective June 30, 2006, is our only consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.

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
Stock-Based Compensation
     Through December 31, 2005 we accounted for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     While SFAS 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options.
     No stock-based compensation expense was recorded for the three and six months ended June 30, 2006 and 2005.
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
     On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. Pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice if the conditions are met. The settlement is subject to ratification by the Liquidation Court, and the Court recently ratified the settlement. However, we understand that the five directors of the Indiana HMO, who are defendants in the action, have filed a notice of appeal from the Court’s ratification of the settlement; the appeal has not been heard or decided. If the settlement is overturned on appeal, the $750,000 may be returned to us and litigation of the action may resume. Through May 1, 2006 we had accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter. Upon payment of $750,000 to the Liquidator we reduced that liability to $250,000. If and when a final and unappealable order approving the $750,000 settlement is entered, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.
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
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but claimed it has a right to, reimbursement from us for certain prescriptions filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions that were filled for members under the prescription plans for the subsidiaries. At June 30, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
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
     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives, all of whom are no longer employed by us. In December 2005 we reached an agreement with one participant to settle his entire claim for $375,000. At December 31, 2005 our liability in connection with this settlement ($375,000) was included in the current portion of executive retirement benefits payable in our Consolidated Balance Sheet. In January 2006, we paid the entire amount of $375,000.

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
Liquidity and Working Capital Deficiency
     As noted above, we have terminated all operations. At June 30, 2006, we had a negative net worth of approximately $6.0 million and a consolidated working capital deficiency of approximately $5.3 million. At June 30, 2006 we had only approximately $269,000 in cash.
Commitments and Contingencies
     On or about June 25, 2001, the Commissioner of the Indiana Department of Insurance (the “Liquidator”), as the rehabilitator of Maxicare Indiana, Inc., our Indiana HMO, filed a complaint (the “Complaint”) in the Marion County Circuit Court of Indiana (the “Liquidation Court”) against us. On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. In material part, pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties have exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice. The settlement is subject to ratification by the Liquidation Court, and the court recently ratified the settlement. However, we understand that the five directors of the Indiana HMO, who are defendants in the action, have filed a notice of appeal from the Court’s ratification of the settlement; the appeal has not been heard or decided. If the settlement is overturned on appeal, the $750,000 may be returned to us and litigation of the action may resume. Through May 1, 2006 we had accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter. Upon payment of $750,000 to the Liquidator we reduced that liability to $250,000. If and when a final and unappealable order approves the $750,000 settlement is entered, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.
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
Results of Operations
The Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005
     We reported a net loss of approximately $233,000 for the quarter ended June 30, 2006 ($0.02 per share basic and diluted) and a net loss of approximately $506,000 ($0.05 per share basic and diluted) for the comparable quarter of 2005. We engaged in no business activities in either 2006 or 2005. All expenses in the quarters ended June 30, 2006 and June 30, 2005 were salary, general and administrative expenses, with the exception of a $237,000 charge incurred in the second quarter of 2005 in connection with the settlement of certain claims made by former employees of one of our former subsidiaries.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
     We reported a net loss of approximately $626,000 for the six months ended June 30 2006 ($0.06 per share basic and diluted) and a net loss of approximately $773,000 ($0.08 per share basic and diluted) for the comparable period of 2005. We engaged in no business activities in either 2006 or 2005. All expenses in the six months ended June 30, 2006 and June 30, 2005 were salary, general and administrative expenses, with the exception of a $237,000 charge incurred in the second quarter of 2005 in connection with the settlement of certain claims made by former employees of one of our former subsidiaries.
Contractual Obligations
     In our annual report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. Through June 30, 2006 there were no material changes to that information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As of June 30, 2006, we had approximately $269,000 in cash, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of June 30 2006, we did not have any outstanding bank borrowings.

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
     Management is aware that there is a lack of segregation of duties at the Company which constitutes a significant deficiency in the internal controls. The Company’s chief financial officer works closely with the Company’s chief executive officer to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. In the past, management had decided that considering the control procedures in place and the limited scope of the Company’s operations, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.
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
     On May 1, 2006, we entered into a Settlement and Release Agreement with the Liquidator. Pursuant to the Agreement, we paid $750,000 to the Liquidator on that date; the parties exchanged general releases, which are subject to certain conditions as set forth in the Agreement; and the pending suit will be dismissed with prejudice if the conditions are met. The settlement is subject to ratification by the Liquidation Court, and the Court recently ratified the settlement. However, we understand that the five directors of the Indiana HMO, who are defendants in the action, have filed a notice of appeal from the Court’s ratification of the settlement; the appeal has not been heard or decided. If the settlement is overturned on appeal, the $750,000 may be returned to us and litigation of the action may resume. Through May 1, 2006 we had accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter. Upon payment of $750,000 to the Liquidator we reduced that liability to $250,000. If and when a final and unappealable order approving the $750,000 settlement is entered, we will recognize a gain of $250,000 which will be reflected as a benefit for litigation and management settlements in our Consolidated Statement of Operations.
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
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., our California HMO subsidiary and our Indiana HMO subsidiary. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of our Indiana HMO subsidiary having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but has claimed it has a right to, reimbursement from us for certain prescriptions that were filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions being filled for members under the prescription plans for the subsidiaries. At June 30, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
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
Item 1A. Risk Factors
     Management is exploring possible strategies to realize any possible value remaining in the Company. However, given our deteriorating cash position, currently projected rate of expenditures, lack of prospects for generating funds and our stock price, it is very possible that management will not be successful in these efforts. Accordingly, absent a significant cash infusion or consummation of a transaction with a party with sufficient cash resources, we may be compelled to cease operations, or seek protection under the Bankruptcy Code, in the near future.
     At June 30, 2006:
•	We had a consolidated working capital deficiency of approximately $5.3 million.

•	We had a deficiency in shareholders’ equity of approximately $6.0 million.

•	Total cash and cash equivalents was approximately $269,000.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with a pharmacy services agreement.
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

MAXICARE HEALTH PLANS, INC
(Registrant)

Date July 18, 2006	/s/ PAUL R. DUPEE, JR.

Paul R. Dupee, Jr.,
Chief Executive Officer

Date July 18, 2006	/s/ JOSEPH W. WHITE

Joseph W. White
Chief Financial Officer