Form 10QSB
period 2006-09-30
MAXICARE HEALTH PLANS INC
filed 2006-11-07
CIK 722573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 6, 2006 was 9,961,926.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MAXICARE HEALTH PLANS, INC.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements.
MAXICARE HEALTH PLANS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except par value)
(Unaudited)
September 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$16
Other current assets	11

Total Assets	$27

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Capital lease obligation	$1,038
Notes payable	2,318
Current portion of executive retirement benefits payable	67
Accrual for provider and litigation settlements	1,250
Other current liabilities	842

Total Current Liabilities	5,515
Long-Term Portion of Executive Retirement Benefits Payable	515

Total Liabilities	6,030

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $.01 par value — 80,000 shares authorized, 9,992 shares issued and 9,962 shares outstanding	100
Additional paid-in capital	283,464
Accumulated deficit	(289,567)

Total Shareholders’ Deficiency	(6,003)

Total Liabilities and Shareholders’ Deficiency	$27

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	For the three months		For the nine months
	ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Investment income	$2	$18	$23	$54

Total revenues	2	18	23	54

Expenses

Charge (benefit) for litigation and management settlements	(218)	—	(218)	237
Salary, general and administrative expenses	233	278	880	850

Total expenses	15	278	662	1,087

Loss before income taxes	(13)	(260)	(639)	(1,033)

Income tax provision	—	—	—	—

Net loss	$(13)	$(260)	$(639)	$(1,033)

Net loss per common share:
Loss per common share — basic:
Loss per common share	$—	$(.03)	$(.06)	$(.10)

Weighted average number of common shares outstanding	9,962	9,962	9,962	9,962

Loss per common share — diluted:
Loss per common share	$—	$(.03)	$(.06)	$(.10)

Weighted average number of common and common dilutive potential shares outstanding	9,962	9,962	9,962	9,962

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months
	ended
	September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(639)	$(1,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	(1,480)	(37)

Net cash used for operating activities	(2,119)	(1,070)

Net decrease in cash and cash equivalents	(2,119)	(1,070)
Cash and cash equivalents at beginning of period	2,135	3,345

Cash and cash equivalents at end of period	$16	$2,275

See notes to condensed consolidated financial statements.

MAXICARE HEALTH PLANS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business Description
     Maxicare Health Plans, Inc. (“MHP”), a Delaware corporation, is a holding company that formerly operated health maintenance organizations and other subsidiaries, primarily in the field of managed healthcare. As of March 15, 2002 all operations of MHP and its subsidiaries were terminated. MHP and its subsidiaries have not engaged in any business activities since that date. At September 30, 2006 we had a negative net worth of approximately $6.0 million and a working capital deficiency of approximately $5.5 million. See Note 2 below.
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
     Effective June 30, 2006, Health Care Assurance Company, Ltd. (“HCAC”), our captive insurer that provided certain insurance coverage to MHP and its subsidiaries, was dissolved after receiving regulatory approval, and we transferred all remaining cash held by HCAC to MHP.
Note 2 — Liquidity and Going Concern Issues
     At September 30, 2006, MHP and subsidiary (collectively “we,” “us,” “our,” or the “Company”) had a negative net worth of approximately $6.0 million and a working capital deficiency of approximately $5.5 million. As noted above, we have had no continuing business activities after March 15, 2002. We had only approximately $16,000 in cash and cash equivalents at September 30, 2006.
     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.
     We had approximately $6,000 in cash and cash equivalents at November 1, 2006 and that amount is fast diminishing. We are unable to meet our financial obligations as they become due and our financial position is perilous. We have no operations or available source of funds and we are exploring our options as we seek to avoid going out of business in the immediate future so that we can continue our efforts to find a workable long-term strategy.
          Among the options that we are exploring is attempting to raise funds through a private placement of our securities. We cannot give any assurances that we will be able to find any investors on a timely basis or, if so, whether the terms of any such transaction will be advantageous to us. In the event that we are successful in negotiating an agreement with one or more investors, it is likely that we will be required to issue a significant number of shares of Common Stock, or other securities convertible or exercisable into shares of Common Stock, which would result in very significant dilution to our present stockholders. Should we be unable to raise funds, we might seek protection under the Federal Bankruptcy Code (the “Bankruptcy Code”).
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

Basis of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. The accounts of the California HMO, the Indiana HMO and Maxicare Life and Health Insurance Company, Inc. are not consolidated. HCAC, which was dissolved during the second quarter of 2006, is our only consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.
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
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     While SFAS 123R permits us to continue to use the Black-Scholes model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options.
     No stock-based compensation expense was recorded for the three and nine months ended September 30, 2006 and 2005.
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
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., the California HMO and the Indiana HMO. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of the Indiana HMO having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but claimed it has a right to, reimbursement from us for certain prescriptions filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions that were filled for members under the prescription plans for the subsidiaries. At September 30, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
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
     We previously adopted the Maxicare Health Plans, Inc. Supplemental Executive Retirement Plan (the “SERP”) covering five key executives, all of whom are no longer employed by us. In December 2005 we reached an agreement with one participant to settle his entire claim for $375,000. At December 31, 2005 our liability in connection with this settlement ($375,000) was included in the current portion of executive retirement benefits payable in our Consolidated Balance Sheet. In January 2006, we paid the entire amount of $375,000. During the third quarter of 2006 we reached an agreement with another participant to settle his entire claim for $60,000, paid the $60,000 in full and recorded a benefit from management and litigation settlements of $218,000.
Note 5 — Subsequent Event
     In October 2006, we exercised an option for approximately $700 to acquire 337 ordinary shares of Camcon Limited (“Camcon”), a privately-held company registered in England and Wales. Such shares represented approximately 2% of the fully-diluted capital of Camcon as of November 2005, when the option was acquired in connection with the Company’s investigation of a possible transaction with Camcon. Negotiations with Camcon were long-since abandoned.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations, Rehabilitation and Bankruptcy
Current Status
     We have had no active business since March 15, 2002 and have no reasonable prospects of obtaining or generating any active business. We have no means of generating additional cash.
     We had approximately $6,000 in cash and cash equivalents at November 1, 2006 and that amount is fast diminishing. We are unable to meet our financial obligations as they become due and our financial position is perilous. We have no operations or available source of funds and we are exploring our options as we seek to avoid going out of business in the immediate future so that we can continue our efforts to find a workable long-term strategy.
          Among the options that we are exploring is attempting to raise funds through a private placement of our securities. We cannot give any assurances that we will be able to find any investors on a timely basis or, if so, whether the terms of any such transaction will be advantageous to us. In the event that we are successful in negotiating an agreement with one or more investors, it is likely that we will be required to issue a significant number of shares of Common Stock, or other securities convertible or exercisable into shares of Common Stock, which would result in very significant dilution to our present stockholders. Should we be unable to raise funds, we might seek protection under the Bankruptcy Code.
Liquidity and Working Capital Deficiency
     As noted above, we have terminated all operations. At September 30, 2006, we had a negative net worth of approximately $6.0 million and a consolidated working capital deficiency of approximately $5.5 million. At September 30, 2006 we had only approximately $16,000 in cash and cash equivalents.
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

Results of Operations
The Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005
     We reported a net loss of approximately $13,000 for the quarter ended September 30, 2006 ($0.00 per share basic and diluted) and a net loss of approximately $260,000 ($0.03 per share basic and diluted) for the comparable quarter of 2005. We engaged in no business activities in either 2006 or 2005. All expenses in the quarter ended September 30, 2006 were salary, general and administrative expenses. Additionally, we recognized a $218,000 benefit resulting from the settlement of a former executive’s claim under the SERP. All expenses incurred in the quarter ended September 30, 2005 were salary, general and administrative expenses.
The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
     We reported a net loss of approximately $639,000 for the nine months ended September 30 2006 ($0.06 per share basic and diluted) and a net loss of approximately $1,033,000 ($0.10 per share basic and diluted) for the comparable period of 2005. We engaged in no business activities in either 2006 or 2005. All expenses in the nine months ended September 30, 2006 were salary, general and administrative expenses. Additionally, we recognized a $218,000 benefit resulting from the settlement of a former executive’s claim under the SERP. All expenses incurred in the nine months ended September 30, 2005 were salary, general and administrative expenses, with the exception of a $237,000 charge incurred in the second quarter of 2005 in connection with the settlement of certain claims made by former employees of one of our former subsidiaries.
Contractual Obligations
     In our annual report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. Through September 30, 2006 there were no material changes to that information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk..
     As of September 30, 2006, we had approximately $16,000 in cash and cash equivalents, no marketable securities and no restricted investments. Our investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. As of September 30 2006, we did not have any outstanding bank borrowings.
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
     Effective January 1, 2001, we entered into a Pharmacy Benefits Management Agreement (the “PBM Agreement”) with MedImpact Healthcare Systems, Inc. (“MedImpact”). The PBM Agreement called for MedImpact to process and fill within its network of contracting pharmacies prescriptions for members of Maxicare Life and Health Insurance Company, Inc., our California HMO subsidiary and our Indiana HMO subsidiary. The PBM Agreement also called for us to reimburse MedImpact for the cost of drugs dispensed and to pay per transaction administrative fees on a bi-weekly basis. As a result of our Indiana HMO subsidiary having been placed in liquidation in 2001 in the Liquidation Court and the California HMO’s bankruptcy, MedImpact allegedly did not receive, but has claimed it has a right to, reimbursement from us for certain prescriptions that were filled on behalf of members under the prescription plans for those subsidiaries. We, in turn, believe that we have claims against MedImpact for pharmacy rebates due to us as a result of prescriptions being filled for members under the prescription plans for the subsidiaries. At September 30, 2006, we have accrued a liability of $1.0 million in our Consolidated Balance Sheet for this matter.
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
Item 1A. Risk Factors
     We had approximately $6,000 in cash and cash equivalents at November 1, 2006 and that amount is fast diminishing. We are unable to meet our financial obligations as they become due and our financial position is perilous. We have no operations or available source of funds and we are exploring our options as we seek to avoid going out of business in the immediate future so that we can continue our efforts to find a workable long-term strategy.
     At September 30, 2006:
•	We had a consolidated working capital deficiency of approximately $5.5 million.

•	We had a deficiency in shareholders’ equity of approximately $6.0 million.

•	Total cash and cash equivalents was approximately $16,000.

•	We had no means of generating cash or working capital.

•	The Commissioner of the Indiana Department of Insurance has made claims against us that may exceed $48.0 million and are far in excess of liabilities accrued by us in connection with the claims. Additionally, substantial claims may be made against us in connection with a pharmacy services agreement.
     We may have to take actions that will result in very significant dilution to our present stockholders ,and/ or seek protection under the Bankruptcy Code.
          Among the options we are exploring is attempting to raise funds through a private placement of our securities. We cannot give any assurances that we will be able to find any investors on a timely basis or, if so, whether the terms of any such transaction will be advantageous to us. In the event that we are successful in negotiating an agreement with one or more investors, it is likely that we will be required to issue a significant number of shares of Common Stock, or other securities convertible or exercisable into shares of Common Stock, which would result in very significant dilution to our present stockholders. Should we be unable to raise funds, we might seek protection under the Bankruptcy Code.
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

MAXICARE HEALTH PLANS, INC (Registrant)
Date November 6, 2006	/s/ PAUL R. DUPEE, JR.
Paul R. Dupee, Jr.
Chief Executive Officer

Date November 6, 2006	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer